Form 10KSB
period 2004-12-31
FRONTIER STAFFING INC
filed 2005-04-14
CIK 1277998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Fiscal Year Ended:  December 31, 2004
                                              -----------------

                           Commission File No. 0-51229
                                               -------


                             FRONTIER STAFFING, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)


              Nevada                                  51-0482104
     ----------------------------               --------------------------
     (State or other jurisdiction               (IRS Employer File Number)
     of incorporation)


     3520 Pan American Freeway, Suite A-1
               Albuquerque, NM                                    87107
     ---------------------------------------                   ----------
     (Address of principal executive offices)                  (zip code)


                                 (505) 872-3133
               --------------------------------------------------
              (Registrant's telephone number, including area code)


     Securities to be Registered Pursuant to Section 12(b) of the Act: None


        Securities to be Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 per share par value
                    ----------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year were $3,482,629. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of March 30, 2005 was approximately $1,049,520, based upon a public offering price of $0.30 per share. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 30, 2005, was 10,950,000. References in this document to "us," "we," or "Company" refer to Frontier Staffing, Inc.

                                   FORM 10-KSB
                             Frontier Staffing, Inc.

                                      INDEX
                                                                         Page
                                                                         ----

PART I

        Item 1. Description of Business                                    3

        Item 2. Description of Property                                   11

        Item 3. Legal Proceedings                                         11

        Item 4. Submission of Matters to a Vote of Security Holders       11

PART II

        Item 5. Market for Common Equity, Related Stockholder
                Matters and Issuer Purchases of Equity Securities         11

        Item 6. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       13

        Item 7. Financial Statements                                      20

        Item 8. Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures                      21

            Item 8A. Controls and Procedures                              21
            Item 8B. Other Information                                    21

PART III

        Item 9. Directors, Executive Officers, Promoters and
                Control Persons; Compliance with Section 16(a)
                of the Exchange Act                                       21

        Item 10. Executive Compensation                                   23

        Item 11. Security Ownership of Certain Beneficial Owners
                 and Management                                           23

        Item 12. Certain Relationships and Related Transactions           24

        Item 13. Exhibits and Reports on Form 8-K                         25

        Item 14. Principal Accountant Fees and Services                   26

        Financial Statements pages                                    F-1 - F-16

        Signatures                                                        26

Forward-Looking Statements

     The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.


                                     PART I

Item 1. DESCRIPTION OF BUSINESS.

(a) RISK FACTORS

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.


A Company with a limited operating history is an inherently risky investment.
--------------------------------------------------------------------------------
We have a limited operating history in our present format and have a history of
--------------------------------------------------------------------------------
losses which may continue into the future.
------------------------------------------

We were incorporated in September, 2003 and acquired our operating company, Tradestar Construction Services, Inc. in January, 2004. We have limited business operations, with one center located in Albuquerque, New. Mexico. For the year ended December 31, 2004, we had a net loss of $287,673 on revenues of $3,482,629. For the year ended December 31, 2003, we had a net loss of $215,913 on revenues of $2,154,251. Further, while Tradestar Construction Services, Inc. has been in business for several years and has a center in Albuquerque, New Mexico, we have only recently opened our first centers under our combined business plan. As a result, we have no operating history in our present format upon which an evaluation of our future success or failure can be made.


Our revenues depend upon the number of clients we can generate.  We
-------------------------------------------------------------------
cannot guarantee we will ever develop a substantial number of clients. Even
---------------------------------------------------------------------------
if we develop a substantial number of clients, there is no assurance that we
----------------------------------------------------------------------------
will become a profitable company.
----------------------------------

At the present time, we have approximately 190 clients using our services. We are currently averaging approximately 223 temporary employees on our payroll per day. Not all employees average forty hours per week. For the year to date, we have supplied temporary employees to approximately 200 clients. While we are constantly marketing for additional clients, we cannot guarantee we ever will have any additional clients. Even if we obtain additional clients for our services, there is no guarantee that we will make a profit. We believe that we need approximately 100 active temporary employees on our payroll per month who average forty hours per week in our Albuquerque operation to break even in our operations. Our anticipated future operating costs in our Albuquerque operation is $515,000 for the next twelve months. If we do not consistently make a profit, we may have to suspend or cease operations.


Because we are small and do not have much capital, we must limit our operations.
--------------------------------------------------------------------------------
A company in our industry with limited operations has a smaller opportunity to
------------------------------------------------------------------------------
be successful.
--------------

Because we are small and do not have much capital, we must limit our operations. We must limit our operations in the number of centers and in the geographical area in which we operate. Because we may have to limit our operations, we may not generate sufficient revenues to make a profit. If we do not make a profit, we may have to suspend or cease operations.


We are currently controlled by Clarence Downs, our largest shareholder; we rely
--------------------------------------------------------------------------
on his continued financial support in the near term.
---------------------------------------------

Of the shares which are issued and outstanding, Mr. Downs owns a total of 6,401,600 shares, or approximately 58.46% and thereby controls us. Also we are dependent on the continued financial support of Mr. Downs, our largest shareholder. The loss of this support in the near term could have a detrimental effect on us. In addition, Mr. Downs' control means that he may make decisions for us with which you may disagree or that you may feel is not in our best interests.


With the exception of Mr. Downs, all of our officers and directors will be
--------------------------------------------------------------------------
devoting limited time to our operations. As a result, they may not be available
-------------------------------------------------------------------------------
when they are needed in our operations.
---------------------------------------

Only Mr. Downs will be devoting full-time efforts to our operations. Our other officers and directors are available as needed. As a result, we may not have the services we need at a time when they would be most helpful to us. Such a circumstance could have a detrimental effect on our operations.


We do not have substantial assets and are totally dependent upon the proceeds of
--------------------------------------------------------------------------------
our recent offering to implement our proposed business plans. We must have more
--------------------------------------------------------------------------------
assets to implement our proposed business plans.
------------------------------------------------

Our principal assets consist of our Albuquerque operations, our concept, business plan, our Phoenix operations, and primary development of our business ideas to date. The only cash we have available to date is the cash paid by our present shareholders for the acquisition of their shares and we estimate that will be spent to cover a portion of the preparation and filing of our registration statement. We estimate that total expenses to open each center for the year following the completion of our recent offering will be approximately $250,000 per center. With the proceeds of our recent offering, we will be able to create two centers to implement our business plan. There can be no assurance that we can obtain the additional funding needed to fully implement our business plan and open additional centers or that unanticipated costs will not increase the allocation to the total expenses for the year following the completion of our recent offering.


We do not have any additional source of funding for our business plan and may
------------------------------------------------------------------------------
be unable to find any such funding if and when needed. We will need additional
------------------------------------------------------------------------------
funding to operate our business.
--------------------------------

Other than the shares offered by our recent offering, we have not identified or sought any other source of capital. As a result we do not have alternate source of funds. If we do find an alternative source of capital, the terms and conditions of acquiring this capital may result in dilution and the resultant lessening of value of the shares of present stockholders.


We cannot predict when or if we will produce substantial revenues. This is
--------------------------------------------------------------------------
important because the ability to produce substantial revenues is an important
-----------------------------------------------------------------------------
factor in our profitability.
----------------------------

Currently, we are conducting limited business operations from two centers. We now have an additional center in Phoenix, Arizona. There can be no assurance that we will generate substantial revenues from this additional center or that revenues will be sufficient to maintain our business. As a result, you may lose all of your investment. Failure to generate sufficient revenue would have a material adverse effect on our business, financial condition and operating results and have a material adverse effect on the value of your shares of our common stock.


Our business operations will be highly dependent upon our ability to attract and
--------------------------------------------------------------------------------
maintain key employees and management personnel with experience in the staffing
-------------------------------------------------------------------------------
business. We must be able to attract and retain key personnel to staff our
--------------------------------------------------------------------------
operations.
-----------

Our business operations will be highly dependent upon our ability to attract and maintain key employees and management personnel with experience in the staffing business. These include administrative and sales personnel. It is particularly important for us to have a competent manager for each of our centers. The process of hiring employees with the combination of skills and attributes required to carry out our business plan is extremely competitive and time-consuming.
We cannot guarantee that we will be able to identify and/or hire qualified personnel as and when they are needed for our operations. The loss of the services of key personnel, or the inability to attract qualified personnel, could materially adversely affect our business, financial condition and results of operations. None of our employees have employment agreements.

The staffing industry is highly competitive and our center concept may not be
-----------------------------------------------------------------------------
well received or successful. If we are not well received or successful, we may
------------------------------------------------------------------------------
never achieve sustained profitability.
--------------------------------------

The staffing industry is highly competitive with respect to price and service. There are numerous well-established competitors, including national, regional and local organizations possessing substantially greater financial, marketing, personnel and other resources than we do. There can be no assurance that we will be able to respond to various competitive factors affecting the staffing industry. The staffing industry is also generally affected by changes in client preferences, national, regional and local economic conditions and demographic trends. The performance of staffing facilities may also be affected by factors such as demographic considerations, and the type, number and location of competing operations. In addition, factors such as inflation, increased labor and employee benefit costs and a lack of availability of experienced management and hourly employees may also adversely affect the staffing industry in general and our staffing operations in particular. We cannot guarantee that we will be able to successfully compete.


Buying low-priced penny stocks is very risky and speculative.
-------------------------------------------------------------

Our common shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may own.


Our common stock currently has no trading market and there is no guarantee a
----------------------------------------------------------------------------
trading market will ever develop for our securities.
----------------------------------------------------

There is presently no demand for our common stock. While we do intend to apply for quotation in the Over-the-Counter Bulletin Board, we cannot guarantee that our application will be approved and our stock listed and quoted for sale.
If no market is ever developed for our common stock, it will be difficult to sell any shares you own. In such a case, an investor may find that they are unable to achieve any benefit from their investment or liquidate shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, our common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell the shares, resulting in an inability to realize any value from the investment. Also, some of states will impose suitability requirements on resales of our common stock within their states. As a result, it will be more difficult for investors in those states to resell their common stock within their states.

The over-the-counter market for stock such as ours has had extreme price and
----------------------------------------------------------------------------
volume fluctuations.
--------------------

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.


All of our common stock is restricted but has become eligible for resale under
------------------------------------------------------------------------------
Rule 144; this could cause the market price of our common stock to drop
-----------------------------------------------------------------------
significantly, even if our business is doing well.
--------------------------------------------------

Of our total outstanding shares, 8,950,000 or 81.7% are restricted from immediate resale but may be sold into the market subject to volume and manner of sale limitations under Rule 144 and subject to a lockup agreement dated January 30, 2004 and amended January 1, 2005. This could cause the market price of our common stock to drop significantly, even if our business is doing well. We have outstanding a total of 10,950,000 shares of common stock at March 30, 2005. This includes the common shares which we sold in our recent offering, which may be resold in the public market immediately.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.


We do not expect to pay dividends on common stock.
--------------------------------------------------

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.


(b) NARRATIVE DESCRIPTION OF THE BUSINESS

General Information
-------------------
Frontier Staffing, Inc. was incorporated in the State of Nevada on September 3, 2003. We were formed to acquire Tradestar Construction Services, Inc., a New Mexico corporation, which is a wholly-owned subsidiary operating an employment staffing service specializing in the placement of both long-term and short-term skilled and unskilled construction labor to the New Mexico construction market. Tradestar Construction Services, Inc. was incorporated in 2001.

In January, 2004, we acquired Tradestar Construction Services, Inc. in a stock-for-stock exchange. Mr. Clarence Downs was the sole control person of Tradestar Construction Services, Inc. at the time. Mr. Fredrick A. Huttner was our sole control person at the time. The terms of the acquisition were set under arms-length bargaining. We issued a total of 6,400,000 common shares to Mr. Clarence Downs for all the outstanding stock of Tradestar Construction Services, Inc.

On July 7, 2004, we filed a registration statement under cover of Form SB-2 with the SEC. This registration statement was effective on February 10, 2005. On March 30, 2005, we closed this public offering. We raised a total of $600,000 and sold a total of 2,000,000 common shares.

Our headquarters are located at 3520 Pan American Freeway, Suite A-1 Albuquerque, NM 87107. Our phone number at our headquarters is (505) 872-3133. Our fiscal year end is December 31.

Overview of our Operations
--------------------------
We plan to develop, own, and operate employment service centers in specific regional areas specializing in the placement of skilled construction labor. We will provide both skilled commercial craftsmen and general unskilled labor to the construction markets located in the areas where we plan to operate. These employees include electricians, sheet metal installers and fabricators, pipefitters, plumbers, carpenters, drywallers, welders and unskilled general laborers.

We hire these employees to work for our customer clients. Our services include paying the salaries and benefits and keeping a record of work for these employees on behalf of our construction company clients.

At the present time, we have two centers, one located in Albuquerque, from which we operate in the New Mexico construction market, and one in Phoenix, Arizona, from which we operate in the Arizona construction market. The operations of the Albuquerque center are by our wholly-owned subsidiary, Tradestar Construction Services, Inc. We operate the Phoenix center directly.

Our Albuquerque center has a list of over 170 clients who have used our services. Approximately 70 clients used our services in March, 2005. We were profitable in August 2004, as well as in July. We have several significant clients, but no single client accounts for more than fifteen percent of our working employees at any one time.

The Phoenix center began operations in February, 2005. This center was organized to operate in the same manner as the Albuquerque center. It has 20 clients at the present time.

We market through telephone solicitation and direct contact with prospective clients. We have a full-time sales representative who solicits potential clients on a daily basis. In addition, all staff have been cross-trained to respond to inquiries about our services.

Our fee structure varies depending upon the skill level of the employee and the type of work performed. Our fees range from $11.17 per hour for general laborers to up to $30.00 per hour for supervisory personnel. Our contracts require us to provide for fringe benefits for our employees. The length and other terms of the contracts vary with each individual situation and client.

We believe that the current construction market in Albuquerque is very promising. The New Mexico Department of Labor has announced that this market added approximately 2,800 new construction jobs in the past year. We also believe that the current construction market in the Phoenix, Arizona area is extremely promising.

We believe that our key to success is to recruit the skilled commercial craftsmen to be placed with our construction company clients. We must have an available base of workers in our market area to be able to adequately perform our staffing function. Therefore, we will initially select each market based upon the availability of skilled commercial craftsmen, as well as the level of construction activity.

We also believe that we must also provide a high level of service for our construction company clients. Although the skilled craftsmen and laborers are nominally employed by us, they actually work on the sites of our construction company clients. We believe that it is our responsibility to make certain that this relationship is satisfying for our construction company clients.

Operations, Management and Employees
------------------------------------
We believe that our ability to manage multiple locations will be central to our overall success. Our plan is to operate from multiple centers. With the proceeds of our recent offering, we have opened one center in Phoenix, Arizona, which is operating in addition to our New Mexico center.

We operate by employing skilled craftsmen and general laborers for our construction company clients. We provide the customary human relations functions such as paying the employees' salaries and benefits and keeping track of their hours worked. We also provide limited paid vacation to employees. We invoice our construction company clients, who pay us for performing these services. We do not pay these employees when they are not working for one of our clients.

While our officers and directors have had extensive staffing and multi-location staffing experience, we must recruit additional personnel, particularly managers for our centers. We will strive to maintain quality and consistency in each of our locations through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personnel performance, customer service, and maintenance of our facilities. We believe that we will be able to attract high quality, experienced staffing management personnel by paying competitive wages and salaries.

(c) MARKETING AND PROMOTION

Our principal means of promotion will be through classified advertisements in local newspapers and word of mouth. We plan to develop our construction customers by networking through trade organizations in the local areas where we will operate. We seek clients through telephone sales and direct marketing, using a sales representative who goes to meet prospective clients.

(d) PATENTS AND TRADEMARKS

We do not currently have any patent or trademark protection. If we determine it is feasible to file for such trademark protection, we still have no assurance that doing so will prevent competitors from using the same or similar names, marks, concepts or appearance.

(e) COMPETITION

The staffing industry, in general, is intensely competitive. Generally, we compete by recruiting skilled tradesmen through advertising in the local newspaper, referrals from employees and clients, and participation in trade shows. In addition, we accept referrals from government job programs.


We currently have only one direct local employment competitor in the Albuquerque area providing skilled construction craftsmen which opened in March 2005. Prior to March 2005, we were the only staffing agency to do so. However, there have been competitors in the past. Tradesmen International was previously located in the area, transferring some of its electricians from Intel-Chandler to Intel-Albuquerque. Labor Ready and Labor Finders provide unskilled general labor to the Albuquerque construction market.
We believe that our principal competitors for skilled labor are the various local union organizations. Approximately five percent of construction market employees are in unions in the New Mexico market. Labor unions place their members with employers. As a result, we believe that labor unions act, for all practical purposes, as employment agencies.

The Phoenix, Arizona area is very competitive. We expect our major competitors to be Contractors Labor Pool, Inc., Tradesmen International, Inc., Contractors and Builders, Inc., TradeSource, Inc., Labor Ready, Inc., Construction Employment Services, Inc., Command Staffing, Inc., Skilled Services Corporation, as well as various local union organizations. We believe that we can compete directly with each of these competitors.

In general, we expect our primary competition to be from a combination of established employment agencies and from local unions. We believe that our services are more attractive to our clients than direct hiring by these clients because we can provide immediate staffing, with no long lead time. Also, since our employees are temporary, there are no issues regarding long termination procedures and employers can hire when they need staff and not have to keep excess staff on the payroll in down time periods. We believe that we offer our clients flexibility and cost savings. We cannot guarantee that we will be able to successfully compete in any market, including in Albuquerque, New Mexico and Phoenix, Arizona.

(f) GOVERNMENT AND INDUSTRY REGULATION

Regulations relating to the worksite, such as the Occupational Safety and Health Act (OSHA), apply to us. We provide our own OSHA manual to all employees. We carry workers compensation coverage on our employees. We are also responsible as an employer for complying with immigration laws. Otherwise, we are not subject to any material government or industry regulation.

(g) EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have eight full-time office employees, five located in our Albuquerque, New Mexico center and three employees located in our Phoenix, Arizona center. All of our skilled and unskilled labor are our employees, but are loaned by us to our clients for specific projects. Our skilled and unskilled labor are compensated on an hourly basis for time worked. They do not receive any compensation unless they are loaned by us. The number of these employees will vary, depending upon our construction company clients.

With exception of Mr. Huttner, none of our officers and directors are compensated for the work they perform on our behalf. Mr. Huttner is paid $3,500 per month by Tradestar Construction Services, Inc., which began in November, 2003. For the year ended December 31, 2003, Tradestar Construction Services, Inc. recorded the estimated value of the foregone salary of $50,000 for Mr. Downs. For the period ended December 31, 2003, we recorded the estimated value of the foregone salary of $12,000 for Mr. Huttner. In addition, we have recorded the estimated value of the foregone salary for the twelve month period ended December 31, 2004 at $9,000 for Mr. Huttner and $50,000 for Mr. Downs. In addition, our officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve additional payment of salaries for our management, but currently, no such plans have been approved. For our full-time office employees, we pay for vacation and holidays and provide major medical coverage. For our employees who are loaned to our clients, we pay the same benefits except for sick pay. We only pay sick pay to our full-time office employees. In addition, none of our officers, directors or employees is a party to any employment agreements. However, we may adopt such plans in the future.

(h) SUBSEQUENT EVENTS

The Phoenix center began operations in February, 2005.

On July 7, 2004, we filed a registration statement under cover of Form SB-2 with the SEC. This registration statement was effective on February 10, 2005. On March 30, 2005, we closed this public offering. We raised a total of $600,000 and sold a total of 2,000,000 common shares.

ITEM 2. DESCRIPTION OF PROPERTIES.

Our executive offices are located at 3520 Pan American Freeway, Suite A-1 Albuquerque, NM 87107. Our phone number at our headquarters is (505) 872-3133. We rent this office space under a non-cancelable lease agreement to a non-affiliated third party. The lease calls for payments ranging from $1,716 to $1,833 over the term of the lease expiring June 30, 2005. The lease has an extension option through June 30, 2009. Rental expense for the operating lease for the years ended December 31, 2004 and 2003 totaled $28,364 and $24,347, respectively. Our President has personally guaranteed this lease. We own office equipment to furnish our offices. All of our management activities are performed in New Mexico.

Subsequent to year end, we opened an office in Phoenix, Arizona. We entered a lease for office space under a non-cancelable lease agreement with a non-affiliated third party. The lease calls for lease payments ranging from $4,092 to $4,604 plus common area expenses over the term of the lease expiring March 31, 2010. Our President has also personally guaranteed this lease.

ITEM 3. LEGAL PROCEEDINGS.

No legal proceedings to which we are a party were pending during the reporting period. We know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) PRINCIPAL MARKET OR MARKETS

Our securities are not currently listed for trading. However, we plan to make application for trading on the OTC Bulletin Board. Because we plan to trade on the OTC Bulletin Board, a shareholder may find it difficult to dispose of or obtain accurate quotations as to price of our securities. In addition, The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stock and for trades in any stock defined as a penny stock.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of the date hereof, a total of 10,950,000 of shares of our Common Stock were outstanding and the number of holders of record of our common stock at that date was eighty six.

(c) DIVIDENDS

Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

(d) THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

- contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

- contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

- contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

- contains a toll-free telephone number for inquiries on disciplinary actions;

- defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

- contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -  the bid and offer quotations for the penny stock;
     - the compensation of the broker-dealer and its salesperson in the transaction;
     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays in our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

(a) GENERAL INFORMATION

Frontier Staffing, Inc. was incorporated in the State of Nevada on September
3, 2003. We were formed to acquire Tradestar Construction Services, Inc., a New Mexico corporation, which is a wholly-owned subsidiary operating as an employment staffing service specializing in the placement of both long-term and short-term skilled and unskilled construction labor to the New Mexico construction market. In January, 2004, we acquired Tradestar Construction Services, Inc. in a stock-for-stock exchange. We issued a total of 6,400,000 shares.

On July 7, 2004, we filed a registration statement under cover of Form SB-2 with the SEC. This registration statement was effective on February 10, 2005. On March 30, 2005, we closed this public offering. We raised a total of $600,000 and sold a total of 2,000,000 common shares.

We develop, own, and operate employment service centers in specific regional areas specializing in the placement of skilled construction labor. We will provide both skilled commercial craftsmen and general unskilled labor to the construction markets located in the areas where we plan to operate. We currently have operations located in Albuquerque, New Mexico and Phoenix, Arizona.

Our headquarters are located at 3520 Pan American Freeway, Suite A-1 Albuquerque, NM 87107. Our phone number at our headquarters is (505) 872-3133. Our fiscal year end is December 31.

(b) RESULTS OF OPERATIONS

Our results of operations will be subject to variations. The results for a particular period may vary as a result of a number of factors. These include:

*    the overall state of the staffing segment of the economy,
*    the development status of and demand for our services and products,
*    economic conditions in our markets,
*    the timing of expenditures in anticipation of future revenues,

*    the mix of services and products sold by us,
*    the introduction of new services and products,
*    product enhancements by us or our competitors, and
*    pricing and other competitive conditions.

We have a limited operating history in our present format and have had losses to date, and our history of losses may continue into the future.

This discussion relates to our consolidated financial statements. For the year ended December 31, 2004, total revenues were $3,482,629 as compared to revenues of $2,154,251 for the same period ended December 31, 2003. At the same time, direct costs of services and operating expenses increased as a percentage of revenues to 88.1% in 2004 from 86.7% in 2003. Our annual revenues increased from the previous year and costs of services increased from workers compensation costs due to the skill mix of labor, partially offset by decreased labor costs. We had a net loss for 2004 and in 2003.

Direct costs of services include all direct costs incurred in providing employment services. Direct costs consist of wages for temporary employees, federal and state payroll taxes, workers compensation and per diem direct costs associated with the services. Direct costs of services are generally consistent, except for payroll taxes where the maximum contribution has been met and for workers compensation, which vary with each job site. Our direct costs of services for the year ended December 31, 2004 were $3,066,841 compared to direct costs of services of $1,867,446 for the same period ended December 31, 2003.

The difference between gross revenues and direct costs of services is gross profit. Our gross profit for the year ended December 31, 2004 was $415,788 compared to gross profit of $268,805 for the same period ended December 31, 2003. Our higher revenues contributed directly to our higher gross profit.

Selling, general and administrative expenses for the year ended December 31, 2004 increased to $646,612 compared to $469,725 for the same period ended December 31, 2003. The increase in selling, general and administrative expenses was due to higher professional fees and payroll costs. The interest expense for the year ended December 31, 2004 at $28,205 increased as compared to interest expense of $17,500 for the same period ended December 31, 2003. The increase is a result of Mr. Downs agreeing to fund, by increasing the note payable due him, the sales growth and applicable growth in accounts receivable until the recent offering was closed. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

As a result of the foregoing, we had a net loss of $287,673 for the year ended December 31, 2004 compared to a net loss of $215,913 for the same period ended December
31, 2003. This a net loss of $.03 per share for the year ended December 31, 2004 compared to a net loss of $.03 per share for the same period ended December 31, 2003.

Regarding the interest expense in 2004 and 2003, as part of the reorganization effective January 1, 2004, Mr. Downs agreed to reduce advances he had made to Tradestar and due him by $611,634, and formalized the terms of the remaining outstanding $250,000 principal to provide for interest at 7% per annum, with a balloon payment due on December 31, 2009. During 2004, Mr. Downs advanced an additional $280,482, was repaid $44,469 and as of December 31, 2004, the loan totaled $488,061 with accrued interest of $25,832.

In January of 2004, we granted a director an option to purchase 100,000 shares of our common stock at $.15 per share. The option vests ratably over its six-year term ending January 27, 2010. The option, if valued at the initial public offering price using the minimum value method as applied to the Black-Scholes option pricing model at $0.30 per share, would be $16,993.

In January of 2004, we granted to a consultant an option to purchase 100,000 shares of our common stock at $.15 per share. The option vests immediately and expires January 8, 2007. The option if valued at the initial public offering price using the minimum value method as applied to the Black-Scholes option pricing model at $0.30 per share would result in an expense of $15,940 for the consultant.

Each of these options were priced at the then most recent sales price of our common stock.

(c) LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had cash or cash equivalents of $142,807, compared to cash or cash equivalents of $133,532 as of December 31, 2003.

Net cash used in operating activities was $226,577 for the year ended December 31, 2004, compared to net cash used of $33,925 for the year ended December 31, 2003. As a result of increased payroll liabilities and increasing accounts receivable caused by increasing sales, the net cash used by operations increased significantly.

We anticipate that overhead costs in current operations will remain fairly constant as sales improve except for costs associated with marketing. Hence each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. Thus, additional sales drop down to profit at a higher return on sales rate due to not needing to expand overhead at the same pace. Albuquerque has been a slow market to accept change and outsiders. We are seeing the New Mexico market grasp the outsourcing of skilled labor. Our revenues increased primarily as a result of new clients and improvement in the general economic conditions in the Albuquerque area. Currently, Albuquerque is one of the best construction markets in the U.S.. Albuquerque has added 2,800 new construction jobs in the past 12 months per the New Mexico Department of Labor. Since March 2004, we have continued to see an improvement in our sales. In the fourth quarter of 2004, the monthly average sales were $308,000 compared to a monthly average for the first six months of 2004 of $243,000. Also we have reduced our workers compensation rates and improved our margins with new clients. It is too early to discuss the results of our Phoenix operations.

Cash flows used by investing activities were $6,701 during the year ended December 31, 2004, compared to $9,027 for the year ended December 31, 2003.

Cash flows provided by financing activities accounted for $242,553 for the year ended December 31, 2004, compared to net cash provided of $168,753 for the year ended December 31, 2003. These cash flows were primarily related to shareholder advances and collections of stock subscriptions.

On July 7, 2004, we filed a registration statement under cover of Form SB-2 with the SEC. This registration statement was effective on February 10, 2005. On March 30, 2005, we closed this public offering. We raised a total of $600,000 and sold a total of 2,000,000 common shares.

Over the next twelve months our capital costs will be approximately $25,000 to $50,000 primarily to open the Phoenix office which includes office furniture, office equipment, software and signage. With the Phoenix office open, our on-going operating cost per month will be approximately $125,000 to $150,000 per month which includes salaries, advertising, office expense and professional fees. The Phoenix office operation will be approximately $55,000 to $70,000 per month of this amount.

We believe that our recent offering will provide sufficient capital for funding the Phoenix office, the current New Mexico office and one additional office. Additional resources will be needed to expand into additional locations. Specifically, we will need additional capital if we decide to expand into cities other than Phoenix and one additional city. We estimate that each office will need approximately $250,000 to open, of which $25,000 to $50,000 will be capital costs. We further estimate that our New Mexico and Phoenix offices can be fully operational by the funds raised in this recent offering, and the balance internally generated.

Otherwise, we do not anticipate needing to raise additional capital resources in the next twelve months.

Our expected purchases of equipment over the next twelve months are between $25,000 and $50,000.

Our principle source of liquidity is our operations. Our variation in revenues is based upon the level of our business activity and continues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of each city and the U.S. economy. A slow down in construction will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the number of our centers and, consequently, our revenues. If we succeed in expanding our customer base and generating sufficient revenues, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful.

Contractual Obligations

     We had the following contractual obligations as of December 31, 2004.

                                           Payments Due By Period
                           --------------------------------------------------
                           Less
    Contractual            than       2-3       4-5       After
    Obligations            1 year     years     years     5 years     Total
    -------------------    -------  --------- ---------  --------   --------

    Note payable               -0-       -0-   488,061       -0-     488,061

    Operating Leases        48,438   102,278   108,182    13,810     272,708
                           -------  --------- ---------  -------    --------

    Total contractual
    cash obligations       $48,438  $102,278  $596,243   $13,810    $760,769
                           =======  ========= =========  =======    ========


Plan of Operation
------------------

In February, 2005, we opened our center in Phoenix, Arizona.

In January, 2004, we acquired Tradestar Construction Services, Inc. in a stock-for-stock exchange. We issued a total of 6,400,000 shares for all outstanding stock of Tradestar Construction Services, Inc.

On July 7, 2004, we filed a registration statement under cover of Form SB-2 with the SEC. This registration statement was effective on February 10, 2005. On March 30, 2005, we closed this public offering. We raised a total of $600,000 and sold a total of 2,000,000 common shares.

To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations
----------------------------------------------------

At the present time, we are operating from two centers, one in Albuquerque, New Mexico and the second in Phoenix, Arizona, which opened in February, 2005.

In determining whether to open a center, we perform an analysis of a specific region before making a decision. We begin by looking at construction markets rated at least in the top ten in activity and number of dollars spent as determined by government rankings. Each region must have a specific percentage mix of ready skilled labor. We also look at the competitors in the market as we believe that they provide a gauge of the sales in the market. We look at sales channels that our competitors may not be servicing for value added complements to our services we offer clients. We look at the employment rates in skilled labor in the market to see if an ample inventory of labor is available to us to service our clients. We also look at wage, benefit and workers comp rates being paid to see if they allow a reasonable return on investment to be made. Workers compensation insurance is an area we analyze thoroughly because of its large impact on gross profit. Finally, we analyze the ability to generate at least $3.0 million in sales from each market as our minimum sales criteria. We continue to review our criteria for an additional center and have not yet finalized our decision on a center in either Texas, Nevada or Colorado. However, we believe that these areas are promising for a center. We plan eventually to have centers in these states.

Beginning in February, 2005, we started recruiting and training in-house staff for our Phoenix, Arizona center. We plan to recruit skilled construction craftsmen and general labor through classified advertisements in local newspapers and by word of mouth. At the same time, we will begin contacting prospective users of our service. We will use trade organizations to begin making contacts. Every time we open a center, we will perform the same preliminary functions.

It is our plan to be profitable after approximately twelve months of full operations in each center, although we cannot guarantee that we will. We believe that we are finally developing sufficient business in the Albuquerque market. With the profitability of the Phoenix center, we believe that our company will become profitable, although we cannot guarantee that we will. The following criteria for the milestones are based on estimates derived from research and marketing data accumulated by our directors. They are only estimates, however.

We believe that it will take approximately three full months to begin operations on our Phoenix center. We have negotiated a lease and purchased furniture and equipment. We hired sufficient staff. We plan to have four full-time employees, consisting of a manager, payroll clerk, sales representative, and a general receptionist. Initially, we have allocated $4,000 per month for the lease, $25,000 to $50,000 for the equipment, and $240,000 to $250,000 annually for salaries.

1. Completion of our recent offering allowed us to begin operations on our Phoenix center, purchase the necessary equipment, and supplies and advertise for, hire and train our initial employees.

Estimated cost - $250,000

2. Completion of our recent offering will allow us to repeat the process for an additional center.

Estimated cost - $250,000 each

We do not anticipate the need to raise additional capital resources in the next twelve months unless the Phoenix office is more successful than we have anticipated, and we determine to expand further into more than one additional city in this period. In such a case, we expect the source of such funding to be generated internally or and through another offering.

No commitments to provide additional funds have been made by management or current shareholders. There is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to generate revenues shortly after commencement of business, but there can be no assurance we will generate revenues sufficient to continue operations or to expand.

Initially, our advertising and marketing focus will be directed to areas where the costs are minimal, such as advertising in local newspapers. We also are planning to rely on the possibility of word-of-mouth advertising once we open and will strive to satisfy our customers. We believe that word-of-mouth advertising will be an effective form of advertising because of Mr. Down's previous reputation in the Phoenix market and in the construction market in general and the quality of service that we bring to clients. We believe that satisfied clients will bring more and repeat customers.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any large equipment.

Recently Issued Accounting Pronouncements
------------------------------------------

         In November 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

         In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and
         (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

         In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

         In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. A nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement. The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset. The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company.


Seasonality
-----------

We do not expect our revenues to be impacted by seasonal demands for our services.

Critical Accounting Policies and Practices
-------------------------------------------

RECOGNITION OF REVENUE AND COSTS OF SERVICES. Revenues consist of hourly charges billed customers for the services of employees assigned to worksites. Gross billings are rendered weekly and are recognized at the time service is provided customers.

Direct costs of services include compensation paid worksite employees, related payroll taxes, benefits and workers' compensation insurance. Costs of services are recognized when incurred based on hours worked by worksite employees.

Emerging Issues Task Force ("EITF") No. 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent", establishes criteria for recognizing revenues on a gross or net basis. The Company is the primary obligor in its transactions, has responsibility for fulfillment, including the acceptability of services ordered and purchased by customers. In addition, the Company has all credit risk, retains substantially all risk and rewards of the services rendered, has sole discretion in staffing engagements and setting the billing rates of its employees. Accordingly, the Company records all transactions at the gross revenue amount billed, consistent with the provisions of EITF 99-19.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customer payment history and current credit worthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, those uncertainties require us to make frequent judgments and estimates regarding our customers' ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customers will not be able to make the required payments at either contractual due dates or in the future. Over the past two years, reserves for doubtful accounts, as a percentage of total sales before bad debt expense, have ranged from 2.7% to 3.4%. At December 31, 2004 and 2003, reserves for doubtful accounts totaled $118,722, or 3.4%, and $58,000, or 2.7% of total sales before bad debt expense, respectively. We believe that our reserve for doubtful accounts is adequate to cover anticipated losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.

IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets, which include property, plant and equipment, goodwill and other intangibles, comprise a significant amount of our total assets. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the carrying values of these assets are reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires us to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for our products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.


ITEM 7. FINANCIAL STATEMENTS.


                             FRONTIER STAFFING, INC.
                        Consolidated Financial Statements

                           December 31, 2004 and 2003

                             FRONTIER STAFFING, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page(s)
                                                                        -------
       Report of Independent Registered Public Accounting Firm            F-2

       Consolidated Balance Sheet                                         F-3

       Consolidated Statements of Operations                              F-4

       Consolidated Statements of Stockholders' Equity (Deficit)          F-5

       Consolidated Statements of Cash Flows                              F-6

       Notes to Financial Statements                                   F-7 -F-16

             Report of Independent Registered Public Accounting Firm


To the Board of Directors
Frontier Staffing, Inc.
Albuquerque, New Mexico


We have audited the accompanying consolidated balance sheet of FRONTIER STAFFING, INC. as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FRONTIER STAFFING, INC. at December 31, 2004 and the consolidated results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.


/S/ Gordon, Hughes & Banks, LLP
-------------------------------
Gordon, Hughes & Banks, LLP
Greenwood Village, Colorado
February 18, 2005

                             FRONTIER STAFFING, INC.
                           Consolidated Balance Sheet
                                December 31, 2004


                                     Assets
Current Assets:
     Cash and equivalents                                             $ 142,807
     Accounts receivable, less allowance for doubtful accounts
        of $118,722                                                     448,084
                                                                      ---------
                 Total current assets                                   590,891

Property and Equipment at cost, less accumulated depreciation            68,096
                                                                      ---------

                 Total assets                                         $ 658,987
                                                                      =========


                      Liabilities and Stockholders' (Deficit)
Current Liabilities:
     Accrued expenses                                                 $ 160,807
     Accrued interest payable                                            25,832
                                                                      ---------
                 Total current liabilities                              186,639

Note Payable to Shareholder                                             488,061
                                                                      ---------

     Total liabilities                                                  674,700

Stockholders' Equity (Deficit):
     Preferred stock, $.01 par value per share, 1,000,000 authorized,      --
        none issued
     Common stock, $.001 par value per share, 50,000,000 authorized,
        8,950,000 issued and outstanding                                  8,950
     Additional paid-in capital                                         785,522
     Accumulated (deficit)                                             (810,185)
                                                                      ---------
                 Total stockholders' equity (deficit)                   (15,713)
                                                                      ---------

                 Total liabilities and stockholders' equity (deficit) $ 658,987
                                                                      =========

                 See accompanying notes to financial statements

                             FRONTIER STAFFING, INC.
                      Consolidated Statements of Operations


                                                 Years Ended December 31,
                                                --------------------------
                                                   2004            2003
                                                -----------    -----------

Revenue                                         $ 3,482,629    $ 2,154,251

Direct Cost of Services                           3,066,841      1,867,446
                                                -----------    -----------

                 Gross profit                       415,788        286,805
                                                -----------    -----------


Operating Expenses:
     Selling, general and administrative            646,612        469,725
     Depreciation                                    28,644         15,493
                                                -----------    -----------
                 Operating (Loss)                  (259,468)      (198,413)

     Interest expense                               (28,205)       (17,500)
                                                -----------    -----------

Net (Loss)                                      $  (287,673)   $  (215,913)
                                                ===========    ===========

Net (loss) per share, basic and diluted         $     (0.03)   $     (0.03)
                                                ===========    ===========
Weighted average shares outstanding               8,950,000      7,017,534
                                                ===========    ===========

                 See accompanying notes to financial statements.

                             FRONTIER STAFFING, INC.
            Consolidated Statements of Stockholders' Equity (Deficit)
                 For the Years Ended December 31, 2004 and 2003


                                                       Common Stock           Additional        Stock
                                                  ----------------------       Paid-in      Subscriptions      Accumulated
                                                     Shares     Amount         Capital        Receivable        (Deficit)
                                                   ---------   ---------       ---------       ---------        ---------
December 31, 2002                                  6,400,000   $   6,400       $ 439,922       $    --          $(306,599)

    Salaries and imputed interest
      contributed by officers                           --          --            79,500            --               --

    Cash contributed by officer                         --          --           168,134            --               --

    Sale of common stock
      (September and October - $.0045 per share)   2,300,000       2,300           8,050            --               --

    Private placement of common stock
      (November and December - $.15 per share)       156,400         156          23,304            --               --

    Stock issued for legal services
       (September - $.0045 per share)                 50,000          50             175            --               --

    Subscriptions to purchase stock
       (December - $.15 per share)                    43,600          44           6,496          (6,540)            --

    Net (loss)                                          --          --              --              --           (215,913)
                                                   ---------   ---------       ---------       ---------        ---------

December 31, 2003                                  8,950,000       8,950         725,581          (6,540)        (522,512)

    Salaries contributed by officers                    --          --            59,000            --               --

    Stock options issued to consultant                  --          --               941            --               --

    Collection of stock subscriptions                   --          --              --             6,540             --

    Net (loss)                                          --          --              --              --           (287,673)
                                                   ---------   ---------       ---------       ---------        ---------

December 31, 2004                                  8,950,000   $   8,950       $ 785,522       $    --          $(810,185)
                                                   =========   =========       =========       =========        =========

                 See accompanying notes to financial statements.

                             FRONTIER STAFFING, INC.
                      Consolidated Statements of Cash Flows

                                                                         Years Ended December 31,
                                                                          ----------------------
                                                                             2004        2003
                                                                          ---------    ---------
Cash flows (used in) operating activities:
    Net (loss)                                                            $(287,673)   $(215,913)
    Adjustments to reconcile net (loss) to cash (used in)
       operations:
         Depreciation expense                                                28,644       15,493
         Stock issued for legal services                                       --            225
         Stock option expense                                                   941         --
         Services contributed by officers                                    59,000       62,000
         Imputed interest on shareholder advances                              --         17,500
         Changes in assets and liabilities:
            Accounts receivable                                            (213,429)     101,010
            Accrued expenses                                                160,108      (14,240)
            Accrued interest payable                                         25,832         --
                                                                          ---------    ---------
                 Net cash (used in) operations                             (226,577)     (33,925)
                                                                          ---------    ---------

Cash flows from investing activities:
    Purchase of equipment                                                    (6,701)      (9,027)
                                                                          ---------    ---------

Cash flows from financing activities:
    Shareholder advances                                                    280,482      199,449
    Repayment of shareholder advances                                       (44,469)     (64,506)
    Collection of stock subscriptions                                         6,540         --
    Proceeds from issuance of common stock                                     --         33,810
                                                                          ---------    ---------
              Net cash provided by financing activities                     242,553      168,753
                                                                          ---------    ---------

              Net increase in cash and cash equivalents                       9,275      125,801

Cash and equivalents at beginning of year                                   133,532        7,731
                                                                          ---------    ---------

Cash and equivalents at end of year                                       $ 142,807    $ 133,532
                                                                          =========    =========

Supplemental cash flow information:
    Interest paid                                                         $    --      $    --
                                                                          =========    =========


Supplemental disclosure of non-cash investing and financing activities:
    Purchase of fixed assets financed by shareholder advance              $   2,048    $  33,191
    Stock issued for subscriptions receivable                                  --          6,540

                 See accompanying notes to financial statements.

                             FRONTIER STAFFING, INC.
                          Notes to Financial Statements


(1)  Business and Summary of Significant Accounting Policies

     a)   Nature of Business

          Frontier Staffing, Inc. ("Frontier" or the "Company") was incorporated in Nevada on September 3, 2003.

          Frontier provides temporary staffing services to commercial construction contractors located primarily in New Mexico. The Company's offices are in Albuquerque and Phoenix (see Note 11).

          On January 30, 2004, the Company and Tradestar Construction Services, Inc. ("Tradestar"), entered into an Agreement and Plan of Reorganization, effective January 1, 2004, whereby Frontier acquired all of Tradestar's issued and outstanding common stock from its sole shareholder in exchange for 6.4 million shares of Frontier's common stock. The shares issued by Frontier represented 72% of its outstanding common stock immediately after the transaction. Upon completion of the reorganization, Tradestar's sole shareholder became the Chairman and President of both Frontier and Tradestar.

          As part of the reorganization, the Tradestar shareholder also agreed to reduce advances he had made to Tradestar and due him by $611,634, and formalized the terms of the remaining outstanding $250,000 principal to provide for interest at 7% per annum, with a balloon payment due on December 31, 2009.

          The reorganization was recorded as a recapitalization from the date of the earliest period presented, December 31, 2002, even though the reorganization did not actually take place until January 1, 2004.


     b)   Financial Results and Liquidity

          The Company has incurred net operating losses of approximately $288,000 and $216,000 for the years ended December 31, 2004 and 2003, respectively. Furthermore, the Company has been reliant on its majority shareholder for continued financial support. The loss of this support in the near term could have a detrimental effect on the Company. However, subsequent to year-end, the Company sold 2,000,000 shares of common stock raising gross proceeds of $600,000 (see Note
          11). The Company believes the proceeds from the sale of stock will be adequate to fund initiation of operations in Phoenix and support operating capital requirements.

                             FRONTIER STAFFING, INC.
                          Notes to Financial Statements
                                   (Continued)

(1)  Business and Summary of Significant Accounting Policies (continued)

     c)   Use of Estimates

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

     d)   Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of Tradestar Construction Services, Inc. for all of the periods presented, and the accounts of Frontier Staffing, Inc. subsequent to the January 1, 2004 reorganization. All intercompany balances and transactions have been eliminated.


     e)   Recognition of Revenue and Costs of Services

          Revenues consist of hourly charges billed customers for the services of employees assigned to worksites. Gross billings are rendered weekly and are recognized at the time service is provided customers.

          Direct costs of services include compensation paid worksite employees, related payroll taxes, benefits and workers' compensation insurance. Costs of services are recognized when incurred based on hours worked by worksite employees.

          Emerging Issues Task Force ("EITF") No. 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent", establishes criteria for recognizing revenues on a gross or net basis. The Company is the primary obligor in its transactions, has responsibility for fulfillment, including the acceptability of services ordered and purchased by customers. In addition, the Company has all credit risk, retains substantially all risk and rewards of the services rendered, has sole discretion in staffing engagements and setting the billing rates of its employees. Accordingly, the Company records all transactions at the gross revenue amount billed, consistent with the provisions of EITF No. 99-19.

     f)   Provision for Doubtful Collection of Accounts Receivable

          Based on management's evaluation of collectibility of outstanding accounts receivable, the Company has provided an allowance for uncollectible accounts receivable. The allowance is based on estimates and actual losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary are reported in earnings in the period in which they become known. The allowance for doubtful accounts was $118,722 as of December 31, 2004. Bad debt expense totaled $60,722 and $10,831 for the years ended December 31, 2004 and 2003, respectively.

     g)   Cash Equivalents

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

                             FRONTIER STAFFING, INC.
                          Notes to Financial Statements
                                   (Continued)


(1)  Business and Summary of Significant Accounting Policies (continued)

     h)   Property and Equipment

          Property and equipment are stated at cost and include expenditures for additions and significant improvements. Repair and maintenance costs are expensed as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains or losses resulting from property disposals are currently credited or charged to operations.

          Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which range from three to five years, except for leasehold improvements which are amortized over the shorter of the estimated useful life of the assets or the term of the lease.

     i)   Impairment of Long-Lived Assets

          The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 144. The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of to be reported at the lower of the carrying amount or the fair value less costs to sell.

j)       Net Earnings (Loss) Per Share

         Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the year is normally determined on the assumption that convertible equity instruments, such as stock options, are converted. However, as Frontier has a net (loss) for the years ended December 31, 2004 and 2003 such conversion would be anti-dilutive and hence, basic and dilutive loss per share are the same.

k)       Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change.

                             FRONTIER STAFFING, INC.
                          Notes to Financial Statements
                                   (Continued)

(1)  Business and Summary of Significant Accounting Policies (continued)

     l)   Advertising

          The Company expenses advertising costs as they are incurred. Total advertising costs during 2004 and 2003 were $24,398 and $21,310, respectively.

     m)   Concentration of Credit Risk

          SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash. The Company deposits its cash with high quality financial institutions in amounts less than the federal deposit insurance limit of $100,000 in order to limit credit risk. As of December 31, 2004, the Company's bank deposits did not exceed the insured limit.

     n)   Stock-Based Compensation

          The Company accounts for its stock-based compensation using the Accounting Principles Board Opinion No. 25 ("APB No. 25"). Under APB No. 25, compensation expense for employees and directors is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". The stock options granted to date have had an exercise price greater than the fair value of the stock on the grant date. Accordingly, no compensation cost has been recognized for these options. Had compensation expense for the options granted been determined based on the fair value at the grant date for the options, consistent with the disclosure-only provisions of SFAS No. 123, the Company's net loss and net loss per share for the year ended December 31, 2004 and 2003 would have been increased to the pro forma amounts indicated below:
                                                            For the Year Ended
                                                               December 31,
                                                          ----------------------
                                                            2004        2003
                                                          ----------  ----------
         Net loss - as reported                           $(287,673)  $(215,913)
         Net loss - pro forma                             $(289,665)  $(215,913)
         Earnings (loss) per common share - as reported   $    (.03)  $    (.03)
         Earnings (loss) per common share - pro forma     $    (.03)  $    (.03)

                             FRONTIER STAFFING, INC.
                          Notes to Financial Statements
                                   (Continued)


(1)  Business and Summary of Significant Accounting Policies (continued)

     n)   Stock-Based Compensation (continued)

          The fair value of the common stock options granted during the years ended December 31, 2004 and 2003, for disclosure purposes, was estimated on the grant dates using the minimum value method as applied to the Black-Scholes Pricing Model using the following assumptions:

                                                For the Year Ended
                                                   December 31,
                                               ---------------------
                                                 2004         2003
                                               ---------    --------
          Expected dividend yield                  0.0%          N/A
          Expected price volatility                0.0%          N/A
          Risk-free interest rate                 2.39%          N/A
          Expected life of options              6 years          N/A

               Stock issued for property or services is valued at the trading price on the date of grant.

     o)   Effect of New Accounting Pronouncements

          In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

          In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and
          (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

          In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The

                             FRONTIER STAFFING, INC.
                          Notes to Financial Statements
                                   (Continued)

(1)  Business and Summary of Significant Accounting Policies (continued)

     o)   Effect of New Accounting Pronouncements (continued)

          guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

          In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. A nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement. The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset. The notes to the financial statements of both public and nonpublic entities will disclose information to assist users

                             FRONTIER STAFFING, INC.
                          Notes to Financial Statements
                                   (Continued)


(1)  Business and Summary of Significant Accounting Policies (continued)

     o)   Effect of New Accounting Pronouncements (continued)

          of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company.

(2)  Property and Equipment

          A summary of property and equipment as of December 31, 2004 is as follows:

          Furniture, fixtures, and equipment                    $ 51,756
          Vehicle                                                 48,191
          Leasehold improvements                                  18,450
                                                                ---------
                                                                 118,397
          Less: accumulated depreciation                         (50,301)
                                                                ---------

          Property and equipment, net                           $ 68,096
                                                                =========

               Depreciation expense totaled $28,644 and $15,493 for the years ended December 31, 2004 and 2003, respectively.

(3)  Note Payable - Shareholder

     The Company has as unsecured note payable to its majority shareholder and President totaling $488,061 as of December 31, 2004. Interest on the advances has been accrued at 7% per annum and recorded as an accrued interest payable totaling $25,832 as of and for the year ended December 31, 2004. Interest on the advances were imputed at 7% per annum and recorded as a contribution to capital totaling $17,500 for the year ended December 31, 2003. All principal and accrued interest are due December 31, 2009.

(4)  Lease Commitments

     The Company leases office space in Albuquerque, New Mexico under a non-cancelable lease agreement accounted for as an operating lease. The lease calls for payments ranging from $1,716 to $1,833 over the term of the lease expiring June 30, 2005. The lease has an extension option through June 30, 2009. Rental expense for operating lease for the years ended December 31, 2004 and 2003 totaled $28,364 and $24,347, respectively. The Company's President has personally guaranteed this lease.

                             FRONTIER STAFFING, INC.
                          Notes to Financial Statements
                                   (Continued)


(4)  Lease Commitments (continued)

     Subsequent to year-end, the Company opened an office in Phoenix, Arizona (see Note 11). The Company entered into a lease for office space under a non-cancelable lease agreement. The lease calls for lease payments ranging from $4,092 to $4,604 plus common area expenses over the term of the lease expiring March 31, 2010. The Company's President has personally guaranteed this lease.

     Future minimum lease payments, including Phoenix office lease, as of December 31, 2004 are:

                         Year ending
                         -----------
                            2005      $ 48,438
                            2006        50,489
                            2007        51,789
                            2008        53,324
                            2009        54,858
                            2010        13,810
                                      --------
                                      S272,708
                                      ========

(5)    Business and Credit Concentrations

       The Company arranges temporary staffing for commercial construction contractors located primarily in New Mexico and Arizona. The Company extends credit to customers on an open account basis, periodically assesses their credit worthiness but does not require collateral. There were no customers accounting for more than ten-percent of revenues during 2004 or 2003.

(6)    Stock Options

       In January of 2004, the Company granted a director of the Company an option to purchase 100,000 shares of Company common stock at $.15 per share. The option vests ratably over its six-year term ending January 27, 2010.

       In January of 2004, the Company granted a consultant of the Company an option to purchase 100,000 shares of Company common stock at $.15 per share. The option vests immediately and expires January 8, 2007. The option has been valued using the Black-Scholes option pricing model resulting in an expense of $941 during the year ended December 31, 2004.

(7)    Related Party Transactions

       The Company's President has not been paid any salary for full-time services. The Company has estimated the annual value of the forgone salary at $50,000 for 2004 and 2003, which has been recorded as a contribution to capital.

                             FRONTIER STAFFING, INC.
                          Notes to Financial Statements
                                   (Continued)


(7)  Related Party Transactions (continued)

          As disclosed in Note 3, the Company also has a note payable to its majority shareholder and President.

     Another officer had not been paid any salary for services rendered through March 31, 2004. The Company has estimated the value of the forgone salary for the year ended December 31, 2004 at $9,000, which has been recorded as a contribution to capital. Effective April 1, 2004, the officer began receiving a salary. The Company has estimated the value of the forgone salary for the year ended December 31, 2003 at $12,000, which has been recorded as a contribution to capital. The Company also uses nominal office space provided by this officer on a rent-free basis.

          As disclosed in Note 4, the Company's President has personally guaranteed two leases of the Company.

(8)  Fair Value of Financial Instruments

     SFAS No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2004. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

     Management has estimated the fair values of cash, accounts receivable, and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities.

(9)  Income Taxes

     At December 31, 2004, the Company had a net operating loss carryforward of approximately $134,500 that may be offset against future taxable income, if any, until 2024. These carryforwards are subject to review by the Internal Revenue Service.

     The Company has fully reserved the approximate $42,700 tax benefit of the operating loss carryforward, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

(10) Stockholders' Equity

     During 2003, the Company sold a total of 2,456,400 shares of common stock for cash at prices ranging from $.0045 to $.15 per share. In addition, 43,600 shares of common stock were issued but were not paid for until January and February 2004. Also, the Company issued 50,000 shares to an attorney for services valued at $225 ($.0045 per share).

                             FRONTIER STAFFING, INC.
                          Notes to Financial Statements
                                   (Continued)


(10) Stockholders' Equity (continued)

     In January 2004, the Company granted a director and a consultant of the Company options to purchase 200,000 shares of common stock at $.15 per share (100,000 shares each). The options expire in six years and three years, respectively.


(11) Events Subsequent to December 31, 2004 (Unaudited)

          On February 1, 2005, the Company opened an office and began start-up operations in Phoenix, Arizona.

     On March 30, 2005, the Company completed a public offering of 2,000,000 shares of common stock at $.30 per share, raising gross proceeds of $600,000.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our independent registered public accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to Entrust Financial Services required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

The Company has made no significant change in its internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

On July 7, 2004, we filed a registration statement under cover of Form SB-2 with the SEC. This registration statement was effective on February 10, 2005. On March 30, 2005, we closed this public offering. We raised a total of $600,000 and sold a total of 2,000,000 common shares.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our Directors and Executive Officers, their ages and positions held with us as of December 31, 2004 are as follows:


      NAME                    AGE              POSITION HELD
-------------------           ---      ----------------------------------

Clarence Downs                52          President, Chief Executive
3520 Pan American Freeway                 Officer and Director
Suite A-1
Albuquerque, NM 87107

Fredrick A. Huttner           59          Secretary and Treasurer, Chief
3520 Pan American Freeway                 Financial Officer
Suite A-1
Albuquerque, NM 87107

Douglas Parker                52          Director
3520 Pan American Freeway
Suite A-1
Albuquerque, NM 87107

Richard Piske III             55          Director
3520 Pan American Freeway
Suite A-1
Albuquerque, NM 87107

Our Directors will serve in such capacity until our next annual meeting of shareholders and until their successors have been elected and qualified. The officers serve at the discretion of our Directors. There are no family relationships among our officers and directors, nor are there any arrangements or understandings between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Background Information about Our Officers and Directors
--------------------------------------------------------

Clarence Downs has been the President, Chief Executive Officer and a Director of our company since January, 2004. He has worked in the temporary services industry since 1979. He opened his own temporary services company, Crown Technical Services, in 1988. This company specialized in the placement of skilled construction labor and was sold in 2000 to Contractors Labor Pool. Mr. Downs formed Tradestar Construction Services, Inc. in 2001. He will devote full time to our business, a minimum of forty hours per week.

Fredrick A. Huttner was been the President and Director of our company from inception. In January, 2004, he became Secretary-Treasurer. Since 1994, he has served as Chairman and President of Huttner and Company, a private consulting firm offering business consulting services to entrepreneurial growth companies. From 2000 to 2002, he was a principal of Innovation Growth Partners, LLC, a private consulting firm which had acquired Huttner and Company during this period. Also from 2000 until 2002, he was a director of Intercom Systems, Inc., a public company originally organized to develop measuring devices in the telecommunications industry. This company completed a reverse acquisition in 2002. He received a bachelor's degree from New York University in 1971 and has been a member of the American Institute of Certified Public Accountants since 1977. Mr. Huttner currently devotes part time on an as needed basis to our business, which generally amounts to about five hours per week.

Douglas Parker has been a Director of our company since January, 2004. From August, 2003 to December 2004, he was the Chief Financial Officer and Senior Vice President of Operations of TRIBUTE DIRECT Inc., of Houston, Texas, a private company in the funeral products industry. From August, 2003 to December, 2003, he was also involved as a consultant to EPCglobal, Inc., a private United Kingdom company involved in engineering staffing. From January, 2003 to July, 2003, he was Chief Executive Officer and President of Pliant Technologies, Inc., of Houston, Texas, a private start-up software company. From 1995 to 2002, he was Chief Financial Officer and Corporate Controller of FS Strategies/Talent Tree, a nationwide private commercial staffing company with a primary focus on clerical, light industrial, health services, and information technology . He was also previously involved in the petroleum industry. He is a Certified Public Accountant - Texas. Mr. Parker has an MBA, Finance and Taxation and a BBA, Accounting from the University of Houston. He currently devotes on an as needed basis to our business, which generally amounts to about five hours per month.

Richard Piske III has been a Director since June, 2004. From October of 2003 to the present, he is Vice President/General Manager of Kelly FedSecure , a division of Kelly Services (a public international staffing firm) that provides personnel with active government security clearances nationally. (The FedSecure Group was acquired by Kelly Services in October of 2003).From September, 2002 to August, 2003, he was Senior Vice President and General Manager, Western Division, of Comsys, Inc. a nationwide private information technology staffing company. From May, 2002 to September, 2002, he was President and Chief Operating Officer of Talent Tree, Inc., a nationwide private commercial staffing company with a primary focus on clerical, light industrial, health services, and information technology. From November, 2001 to September, 2002, he was the chairman and co-founder of the Fedsecure Group, a start-up professional staffing company focused on the placement in private industry of former federal law enforcement agents. From November, 1998 to November, 2001, he was President and Chief Operating Officer of Tradesource, Inc., a nationwide private staffing agency specializing in providing skilled tradespeople to the construction industry. From 1980 to 1998, he was involved in various capacities with Olsten Corporation, a private international company providing a broad range of staffing services to clients in North America, South America and Europe. Mr. Piske has a degree in Marketing and Sales Management from Memphis State University. He currently devotes part time on an as needed basis to our business, which generally amounts to about five hours per month.

Item 10. EXECUTIVE COMPENSATION

With exception of Mr. Huttner, none of our officers and directors are compensated for the work they perform on our behalf. Mr. Huttner is paid $3,500 per month by Tradestar Construction Services, Inc., which began in November, 2003. For the year ended December 31, 2003, Tradestar Construction Services, Inc. recorded the estimated value of the foregone salary of $50,000 for Mr. Downs. For the year ended December 31, 2003, we recorded the estimated value of the foregone salary of $12,000 for Mr. Huttner. In addition, we have recorded the estimated value of the foregone salary for the year ended December 31, 2004 at $9,000 for Mr. Huttner and at $50,000 for Mr. Downs. In addition, our officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve payment of salaries for our management, but currently, no such plans have been approved. For our full-time office employees, we pay for vacation and holidays and provide major medical coverage. In addition, none of our officers, directors or employees is a party to any employment agreements. We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.

We do not pay our non-management Directors the Board meetings they attend but reimburse them for any out-of-pocket expenses incurred by them in connection with our business. The following table discloses, for the years indicated, the compensation for our President.

                          SUMMARY COMPENSATION TABLE
  ------------------------------------------------------------------------------

  Name and         Annual Compensation  Long-Term Comp
  Position(s)        Year   Salary         Annual        Other  Awards  Payouts
  ------------------------------------------------------------------------------

  Clarence Downs    2004   $50,000 (1)         -0-         -0-   -0-       -0-
   -
  President         2003   $50,000 (1)         -0-         -0-   -0-       -0-
  ------------------------------------------------------------------------------
----------------
(1) This represents foregone salary to Mr. Downs for the year ended December 31, 2004 and December 31,2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 30, 2005, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.
As of March 30, 2005, there were 10,950,000 shares issued and outstanding. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

     Name and Address
     Beneficial                     No. of                Percentage
     Owner                          Shares                of Ownership
     -------------------------     ---------             --------------
     Clarence Downs(1)(4)          6,401,600                  58.46%
     3520 Pan American Freeway
     Suite A-1
     Albuquerque, NM 87107


     Fredrick A. Huttner (2)(4)      950,000                   8.68%
     3520 Pan American Freeway
     Suite A-1
     Albuquerque, NM 87107

     Douglas Parker(3)               100,000(3)                   0%(3)
     3520 Pan American Freeway
     Suite A-1
     Albuquerque, NM 87107

     Richard Piske III               100,000                     .91%
     3520 Pan American Freeway
     Suite A-1
     Albuquerque, NM 87107

     ------------------------

     All Officers and              7,451,600                   68.05%
     Directors as a Group
      (four persons)excluding
       stock options

------------------------
(1) All shares of owned of record or beneficially by Mr. Downs. Includes 1,600 shares owned of record by Christopher Downs, the minor son of Mr. Downs.


(2) Includes 950,000 shares owned of record by the Huttner 1999 Partnership, Ltd. but does not include 20,000 shares owned of record by Mesia Huttner, an adult child, for which Mr. Huttner disclaims beneficial ownership.

(3) Mr. Parker has a stock option to acquire total of 100,000 common shares at an exercise price of $0.15 per share. On the first anniversary of his Option Agreement, a total of 33,334 shares will vest and may be exercised. On the second anniversary of his Option Agreement, a total of an additional 33,333 shares will vest and may be exercised. On the third anniversary of his Option Agreement, a total of an additional 33,333 shares will vest and may be exercised.

(4) A total of 8,380,000 shares of our common stock are subject to lockup agreement dated January 30, 2004 and amended January 1, 2005. Mr. Downs, Mr. Huttner's partnership and several other individual non-affiliate shareholders signed this agreement, which requires, as amended, each signatory to be bound to sell shares proportionately with other signatories for a period which now ends on January 31, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

With exception of Mr. Huttner, none of our officers and directors are compensated for the work they perform on our behalf. Mr. Huttner is paid $3,500 per month, which began in November, 2003. In addition, we have recorded the estimated value of the foregone salary for the year ended December 31, 2004 at $9,000 for Mr. Huttner and at $50,000 for Mr. Downs. In addition, our officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf.

Mr. Downs has personally guaranteed the office leases to both our Albuquerque and Phoenix offices.

Mr. Downs has provided unsecured advances to Tradestar Construction Services, Inc. of $488,061 as of December 31, 2004. Interest has accrued at 7% per annum. As a part of the acquisition, Mr. Downs agreed to reduce the advances which left a total of $250,000 in principal, at 7% per annum interest, with a balloon payment on the principal and interest by us due on December 31, 2009. Mr. Downs did not receive any additional consideration in exchange for the relinquishment and has no ability to accelerate any part of the remaining loan amount.

A total of 8,380,000 shares of our common stock are subject to lockup agreement dated January 30, 2004 and amended January 1, 2005. Mr. Downs, Mr. Huttner's partnership and several other individual non-affiliate shareholders signed this agreement, which requires, as amended, each signatory to be bound to sell shares proportionately with other signatories for a period which now ends on January 31, 2006.

It is our policy that all ongoing and future affiliated transactions will be made or entered into on terms no less favorable to us than those that can be obtained from unaffiliated third parties and that all ongoing and future affiliated transactions and any forgiveness of loans, must be approved by a majority of the independent, disinterested members of our board of directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(1)  FINANCIAL STATEMENTS

(2)  SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

       EXHIBIT NO.    DESCRIPTION
--------------------------------------------------------------------------------
          Exhibit
          Number      Description
--------------------------------------------------------------------------------
           3.1*       Articles of Incorporation
           3.2*       Bylaws
           5.1*       Opinion re: Legality
           9.0*       Form of Escrow Agreement
           10.1*      Agreement and Plan of Reorganization of Tradestar
                      Construction Services Inc.
           10.2*      Lockup Agreement involving certain shareholders
           10.3*      Promissory Note between the Company and Mr. Downs
           10.4*      Amended Lockup Agreement involving certain shareholders
           31.1       Certification of Chief Executive Officer pursuant to Rule
                      13a-14(a)/15(d)-14(a)
           31.2       Certification of Chief Financial Officer pursuant to Rule
                      13a-14(a)/15(d)-14(a)
           32.1       Certification of Chief Executive Officer pursuant to
                      18 U.S.C. Section 1350, as adopted pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002
           32.2       Certification  of Chief  Financial  Officer  pursuant to
                      18 U.S.C. Section 1350, as adopted pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002

     * Previously filed
--------------------------------------------------------------------------------

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's independent auditor, Gordon, Hughes & Banks, LLP, billed an aggregate of $21,100 for the year ended December 31, 2004 for professional services rendered for the audit of the Company's annual financial statements and review of interim financial statements. Gordon, Hughes & Banks, LLP also billed $13,500 for services related to the filing of the Company's Form SB-2. In addition, Gordon, Hughes & Banks, LLP billed an aggregate of $-0- for the year ending December 31, 2004 for professional services rendered for tax compliance and filings.

The Company does not have an audit committee and as a result its entire board of directors performs the duties of an audit committee. The Company's board of directors evaluates and approves the scope and cost of auditor activities before audit and non-audit services are rendered.


                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       Date                                Frontier Staffing, Inc.

       April 14, 2005                     By:   /s/ Clarence Downs
                                                ---------------------------
                                                Clarence Downs, President




Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.


       Date                                Frontier Staffing, Inc.

       April 14, 2005                     By:   /s/ Clarence Downs
                                                --------------------------------
                                                Clarence Downs, President

       April 14, 2005                     By:   /s/ Frederick A. Huttner
                                                --------------------------------
                                                Frederick A. Huttner, Secretary-
                                                Treasurer, CFO
                                                Director


       April 14, 2005                     By:   /s/  Douglas Parker
                                                --------------------------------
                                                Douglas Parker, Director


       April 14, 2005                     By:   /s/  Richard Piske, III
                                                --------------------------------
                                                Richard Piske, III, Director