Form 10QSB
period 2005-03-31
FRONTIER STAFFING INC
filed 2005-05-23
CIK 1277998

US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 2005.
                                                --------------

                        Commission File Number 000-51229
                                               ---------


                             FRONTIER STAFFING, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


                Nevada                                   51-0482104
    -------------------------------                    -------------------
    (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                    Identification No.)



              3520 Pan American Freeway, Suite A-1, Albuquerque, NM  87107
        ----------------------------------------------------------------
                    (Address of principal executive offices)


                  Registrant's telephone number: (505) 872-3133
                                                 --------------

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes [X]    No [ ]

     The number of shares outstanding of our common stock, par value $.001 per share, as of April 15, 2005 were 10,950,000 common shares.


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION


                                                                            Page
                                                                            ----
Item 1. Financial Statements

   Balance Sheet as of March 31, 2005                                         1

   Statements of Operations for the three months ended March 31, 2005
        and 2004                                                              2

   Statements of Cash Flows for the three months ended March 31, 2005
        and 2004                                                              3

   Notes to Financial Statements ...........................................  4

Item 2. Management's Discussion and Analysis and Plan of Operation..........  6

Item 3. Controls and Procedures............................................. 10

PART II.OTHER INFORMATION

Item 1. Legal Proceedings................................................... 10

Item 2. Changes in Securities............................................... 10

Item 3. Defaults Upon Senior Securities..................................... 10

Item 4. Submission of Matters to a Vote of Security Holders................. 10

Item 5. Other Information................................................... 10

Item 6. Exhibits and Reports on Form 8-K.................................... 11

        Signatures.......................................................... 11

PART I.  FINANCIAL INFORMATION

     All references to "us", "we", or "the Company" refer to Frontier Staffing, Inc., and its subsidiary.


ITEM 1.  FINANCIAL STATEMENTS



                             FRONTIER STAFFING, INC.
                      Condensed Consolidated Balance Sheet
                                 March 31, 2005
                                   (Unaudited)

                                     Assets
Current Assets:
     Cash and equivalents                                        $   743,862
     Accounts receivable, less allowance for doubtful accounts
        of $118,722                                                  698,171
     Other current assets                                              8,903
                                                                 -----------
                 Total current assets                              1,450,936

Property and Equipment at cost, less accumulated depreciation        103,083
                                                                 -----------

                 Total assets                                    $ 1,554,019
                                                                 ===========


                      Liabilities and Stockholders' Equity
Current Liabilities:
     Accrued expenses                                            $   296,962
     Accrued interest payable to shareholder                          36,417
                                                                 -----------
                 Total current liabilities                           333,379

Note Payable to Shareholder                                          721,675
                                                                 -----------

     Total liabilities                                             1,055,054
                                                                 -----------

Stockholders' Equity:
     Preferred stock, $.01 par value per share, 1,000,000               --
        authorized, none issued
     Common stock, $.001 par value per share, 50,000,000
        authorized, 10,950,000 issued and outstanding                 10,950
     Additional paid-in capital                                    1,396,022
     Accumulated (deficit)                                          (908,007)
                                                                 -----------
                 Total stockholders' equity                          498,965
                                                                 -----------

                 Total liabilities and stockholders' equity      $ 1,554,019
                                                                 ===========

     See accompanying notes to condensed consolidated financial statements

                             FRONTIER STAFFING, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                           Three Months Ended March 31,
                                           --------------------------
                                               2005           2004
                                           -----------    -----------

Revenue                                    $ 1,094,310    $   702,315

Direct Cost of Services                        912,597        610,209
                                           -----------    -----------

                 Gross profit                  181,713         92,106
                                           -----------    -----------


Operating Expenses:
     Selling, general and administrative       263,164        141,103
     Depreciation                                5,784          4,534
                                           -----------    -----------

                 Operating (Loss)              (87,235)       (53,531)

     Interest expense                          (10,587)        (4,383)
                                           -----------    -----------

Net (Loss)                                 $   (97,822)   $   (57,914)
                                           ===========    ===========

Net (loss) per share, basic and diluted    $     (0.01)   $     (0.01)
                                           ===========    ===========

Weighted average shares outstanding          9,193,333      8,950,000
                                           ===========    ===========

     See accompanying notes to condensed consolidated financial statements.


                             FRONTIER STAFFING, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Three Months Ended March 31,
                                                                ----------------------
                                                                  2005         2004
                                                                ---------    ---------
Cash flows (used in) operating activities:
     Net (loss)                                                 $ (97,822)   $ (57,914)
     Adjustments to reconcile net (loss) to cash (used in)
        operations:
           Depreciation expense                                     5,784        4,534
           Services contributed by officers                        12,500       21,500
           Imputed interest on shareholder advances                  --            940
           Changes in assets and liabilities:
              Accounts receivable                                (250,087)         407
              Other current assets                                 (8,903)        --
              Accrued expenses                                    136,155       76,880
              Accrued interest payable                             10,585        4,383
                                                                ---------    ---------
                    Net cash provided by (used in) operations    (191,788)      50,730
                                                                ---------    ---------

Cash flows from investing activities:
     Purchase of equipment                                        (40,771)        --
                                                                ---------    ---------

Cash flows from financing activities:
     Shareholder advances                                         233,614          897
     Collection of stock subscriptions                               --          6,540
     Proceeds from issuance of common stock                       600,000         --
                                                                ---------    ---------
                 Net cash provided by financing activities        833,614        7,437
                                                                ---------    ---------

                 Net increase in cash and cash equivalents        601,055       58,167

Cash and equivalents at beginning of year                         142,807      133,532
                                                                ---------    ---------

Cash and equivalents at end of year                             $ 743,862    $ 191,699
                                                                =========    =========

     See accompanying notes to condensed consolidated financial statements.

                             FRONTIER STAFFING, INC.
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


(1)      Basis of Presentation

         The accompanying condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles for interim financial information. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of March 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Interim results of operations are not necessarily indicative of results for subsequent interim periods or the remainder of the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2004.

(2)       Net Earnings (Loss) Per Share

         Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net loss for the quarters ended March 31, 2005 and 2004, the basic and diluted average outstanding shares are considered the same, since including the shares would have an antidilutive effect on the loss per share calculation.

(3)    Contributed services

         The Company's President has not been paid any salary for full-time services. The Company has estimated the value of the forgone salary at $12,500 for the three months ended March 31, 2005 and 2004, which has been recorded as a contribution to capital.Another officer had not been paid any salary for services rendered through March 31, 2004. The Company has estimated the value of the forgone salary for the three months ended March 31, 2004 at $9,000, which has been recorded as a contribution to capital. Effective April 1, 2004, the officer began receiving a salary. The Company also uses nominal office space provided by this officer on a rent-free basis.

(4)      Commencement of operations in Arizona

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

                             FRONTIER STAFFING, INC.
              Notes to Condensed Consolidated Financial Statements

                                   (Continued)


(5)    Events subsequent to March 31, 2005

       The Company has as unsecured note payable to its majority shareholder and President totaling $721,675 as of March 31, 2005. Interest on the advances has been accrued at 7% per annum. All principal and accrued interest are due December 31, 2009.Subsequent to March 31, 2005, the Company made a $175,000 payment on the note payable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

     The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

     This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates," expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-SB, and future Annual Reports on Form 10-KSB and any Current Reports on Form 8-K.

Overview and History

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

     We develop, own, and operate employment service centers in specific regional areas specializing in the placement of skilled construction labor. We will provide both skilled commercial craftsmen and general unskilled labor to the construction markets located in the areas where we plan to operate. We currently have operations in Albuquerque, New Mexico and Phoenix, Arizona.

     Our headquarters are located at 3520 Pan American Freeway, Suite A-1 Albuquerque, NM 87107. Our phone number at our headquarters is (505) 872-3133. Our fiscal year end is December 31.

     On July 7, 2004, we filed a registration statement under cover of Form SB-2 with the SEC. This registration statement was effective on February 10, 2005. The offering was closed on March 30, 2005. We raised $600,000 and sold a total of 2,000,000 shares in the offering. As of April 15, 2005, there were 10,950,000 common shares issued and outstanding.

     We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations
---------------------

     We have a limited operating history in our present format and have incurred continuous losses since inception through the fiscal quarter ended March 31, 2005. The first quarter loss was primarily attributable to the start-up operations of our new office in Phoenix, Arizona which opened February 1, 2005. However, our history of losses may continue into the future. This discussion relates to our consolidated financial statements.

     We had $1,094,310 in revenues for the three months ended March 31, 2005, compared to $702,315 revenues for the three months ended March 31, 2004. Our higher revenues were the result of the opening of a new office in Phoenix in February 2005 and increased customers in Albuquerque.

     Our total direct costs of services for the three months ended March 31, 2005 were $912,597. Our total direct costs of services for the three months ended March 31, 2004 were $610,209. Direct costs of services include all direct costs incurred in providing employment services. Direct costs consist of wages for temporary employees, federal and state payroll taxes, workers compensation and per diem direct costs associated with the services. Direct costs of services are generally consistent, except for payroll taxes where the maximum contribution has been met and for workers compensation, which vary with each job site.

     The difference between gross revenues and direct costs of services is gross profit. Our gross profit for the three months ended March 31, 2005 was $181,713 compared to gross profit of $92,106 for the same period ended 2004. Our higher revenues contributed directly to our higher gross profit.

     Selling, general and administrative expenses for the three months ended March 31, 2005 increased to $263,164 compared to $141,103 for the same period ended March 31, 2004. The increase in selling, general and administrative expenses was primarily a result of expenses associated with the opening of our Phoenix office and certain expenses related to our recent public offering. Our interest expense increased for the three months ended March 31, 2005 at $10,587 compared to interest expense of $4,383 for the same period ended March 31, 2004 as a result of Joe Downs, president and majority shareholder, agreeing to fund, by increasing the note payable to him, the sales growth and applicable growth in accounts receivable and the start-up costs for our Phoenix office. The major components of operating expenses include professional fees,salaries and associated payroll costs, rent and telephone expenses.

     We had a net loss of $97,822 for the three months ended March 31, 2005,compared to a net loss of $57,914 for the three months ended March 31, 2004. This was primarily a result of the expenses associated with the opening of our Phoenix office and certain expenses related to our public offering.

     With respect to our Phoenix office, we had $103,476 in revenues for the three months ended March 31, 2005. Our total direct costs of services for the three months ended March 31, 2005 were $81,161. Our gross profit for the three months ended March 31, 2005 was $22,315. Selling, general and administrative expenses for the three months ended March 31, 2005 was $87,811. We had a net loss of $67,732 for the three months ended March 31, 2005.

     In connection with the establishment of the Phoenix office, Mr. Downs advanced a total of approximately $175,000 on our behalf through May 20, 2005. Subsequent to March 31, 2005, we have reimbursed him for this amount for these advances.

     Sales for Phoenix have grown from average of $14,700 per week for the 3 months ended March 31, 2005 to an average of $50,000 in April. We do expect to become profitable in our Phoenix office by fiscal year end.

         It is too early to determine whether we will be profitable as a company for the fiscal entire year.

Liquidity and Capital Resources
-------------------------------

     As of March 31, 2005, we had cash and cash equivalents of $743,862, compared to cash and cash equivalents of $142,807 as of December 31, 2004. The increase is as a result of our recent public offering, which raised $600,000 with the sale of 2,000,000 shares.

     Net cash used in operating activities was $191,788 for the three months ended March 31, 2005, compared to net cash provided of $50,730 for the three months ended March 31, 2004. As a result of increased payroll liabilities and increasing accounts receivable caused by increasing sales, the net cash used by operations increased significantly.

     We anticipate that overhead costs in current operations will remain fairly constant as sales improve except for costs associated with marketing. Hence each additional sale and correspondingly the gross profit of such sale is expected to have minimal offsetting overhead cost. Thus, additional sales drop down to profit at a higher return on sales rate due to not needing to expand overheads at the same pace.

     Cash flows used by investing activities were $40,771 during the three months ended March 31, 2005, compared to $0 for the three months ended March 31, 2004. The increase is primarily due to purchases of computers, office equipment, furniture and fixtures and leasehold improvements for our Phoenix office.

     Cash flows provided by financing activities accounted for $833,614 for the three months ended March 31, 2005, compared to net cash provided of $7,437 for the three months ended March 31, 2004. These cash flows were all related to shareholder advances and our recent public offering, which raised $600,000 with the sale of 2,000,000 shares.

     With the Phoenix office open, our ongoing operating cost per month are approximately $125,000 to $150,000 which includes salaries, advertising, office expense and professional fees. The Phoenix office opening is approximately $55,000 to $70,000 per month of this amount.

     We are actively seeking a credit line to finance our accounts receivable in a minimum amount of approximately $500,000. Otherwise, we do not anticipate needing to raise additional capital resources in the next twelve months.

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


Recently Issued Accounting Pronouncements
------------------------------------------

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality
-----------

We do not expect our revenues to be impacted by seasonal demands for our services.


Plan of Operation
------------------

At the present time, we are operating from two centers, one in Albuquerque, New Mexico and the second in Phoenix, Arizona, which opened in February, 2005.

In determining whether to open a center, we perform an analysis of a specific region before making a decision. We begin by looking at construction markets rated at least in the top ten in activity and number of dollars spent as determined by government rankings. Each region must have a specific percentage mix of ready skilled labor. We also look at the competitors in the market as we believe that they provide a gauge of the sales in the market. We look at sales channels that our competitors may not be servicing for value added complements to our services we offer clients. We look at the employment rates in skilled labor in the market to see if an ample inventory of labor is available to us to service our clients. We also look at wage, benefit and workers comp rates being paid to see if they allow a reasonable return on investment to be made. Workers compensation insurance is an area we analyze thoroughly because of its large impact on gross profit. Finally, we analyze the ability to generate at least $3.0 million in sales from each market as our minimum sales criteria. We continue to review our criteria for an additional center and have not yet finalized our decision on centers being considered in either Texas, Nevada or Colorado. However, we believe that these areas are promising and we plan eventually to have centers in these states.

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

It is our plan to be profitable after approximately twelve months of full operations in each center, although we cannot guarantee that we will. We believe that we are developing sufficient business in the Albuquerque market. With the profitability of the Phoenix center, we believe that our company will become profitable, although we cannot guarantee that we will. The following criteria for the milestones are based on estimates derived from research and marketing data accumulated by our directors. They are only estimates, however.

We believe that it will take approximately three full months to begin operations on our Phoenix center. We have negotiated a lease and purchased furniture and equipment. We hired sufficient staff to start operations and we plan on having four full-time employees, consisting of a manager, payroll clerk, sales representative, and a general receptionist. Initially, we have allocated $4,000 per month for the lease, $25,000 to $50,000 for the equipment, and $240,000 to $250,000 annually for salaries.

1. Completion of our recent offering allowed us to begin operations on our Phoenix center. The costs to purchase the necessary equipment and supplies as well as advertise for, hire and train our initial employees is estimated to be $250,000.

2. Based on our current financial position, we believe that we can repeat the process for an additional center at an estimated cost of $250,000.

We do not anticipate the need to raise additional capital resources in the next twelve months unless the Phoenix office is more successful than we have anticipated, and we determine to expand further into more than one additional city in this period. In such a case, we expect the source of such funding to be generated internally and/or through another offering.

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

Our advertising and marketing focus is directed to areas where the costs are minimal, such as advertising in local newspapers. We also rely on word-of-mouth advertising and will strive to satisfy our customers. We believe that word-of-mouth advertising is an effective form of advertising because of Mr. Down's previous reputation in the Phoenix market and in the construction market in general and the quality of service that we bring to clients. We believe that satisfied clients will bring more and repeat customers.


Critical Accounting Policies and Practices
-------------------------------------------

Revenues consist of hourly charges billed customers for the services employees assigned to worksites. Gross billings are rendered weekly and are recognized at the time service is provided customers.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customer payment history and current credit worthiness to determine that collectabilty is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, those uncertainties require us to make frequent judgments and estimates regarding our customers' ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customers will not be able to make the required payments at either contractual due dates or in the future. We believe that our reserve for doubtful accounts is adequate to cover anticipated losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.

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


ITEM 3. CONTROLS AND PROCEDURES

     As of the date of this report, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are effective in timely alerting each of them to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report. Nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.


PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.


ITEM 2. CHANGES IN SECURITIES

         None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. OTHER INFORMATION

         Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

31.1 Certification of Chief Executive Officer pursuant to Rule
     13a-14(a)/15(d)-14(a)

31.2 Certification of Chief Financial Officer pursuant to Rule
     13a-14(a)/15(d)-14(a)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Reports on Form 8-K
-------------------
We filed one report on Form 8-K during the fiscal quarter on March 31, 2005, relating to the closing of our public offering.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date                       Frontier Staffing, Inc.,

May 20, 2005               By:   /s/ Clarence Downs
                                --------------------------------------------
                                Clarence Downs, Chief Executive Officer,



May 20, 2005               By:   /s/ Frederick A. Huttner
                                --------------------------------------------
                                Frederick A. Huttner, Chief Financial Officer