Form 10QSB
period 2005-06-30
FRONTIER STAFFING INC
filed 2005-08-19
CIK 1277998

US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended June 30, 2005.
                                                --------------

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

     The number of shares outstanding of our common stock, par value $.001 per share, as of June 30, 2005 were 10,950,000 common shares.


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements

   Condensed Consolidated Balance Sheet as of June 30, 2005.................  1

   Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2005 and 2004.......................  2

   Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004

   Notes to Financial Statements ...........................................  3

Item 2. Management's Discussion and Analysis and Plan of Operation..........  7

Item 3. Controls and Procedures............................................. 13

PART II.OTHER INFORMATION

Item 1. Legal Proceedings................................................... 13

Item 2. Changes in Securities............................................... 13

Item 3. Defaults Upon Senior Securities..................................... 13

Item 4. Submission of Matters to a Vote of Security Holders................. 13

Item 5. Other Information................................................... 13

Item 6. Exhibits and Reports on Form 8-K.................................... 14

Signatures.................................................................. 14

PART I.  FINANCIAL INFORMATION

     All references to "us", "we", or "the Company" refer to Frontier Staffing, Inc., and its subsidiary.


ITEM 1.  FINANCIAL STATEMENTS


                             FRONTIER STAFFING, INC.
                      Condensed Consolidated Balance Sheet
                                  June 30, 2005
                                   (Unaudited)

     Assets
Current Assets:
   Cash and equivalents                                   $   169,554
   Accounts receivable, less allowance
   for doubtful accounts of $131,519                        1,324,587
   Other current assets                                         3,160
                                                          -----------
          Total current assets                              1,497,301

Property and Equipment at cost, less
accumulated depreciation                                       79,913

Other Assets                                                   11,337
                                                          -----------

          Total assets                                    $ 1,588,551
                                                          ===========


    Liabilities and Stockholders' Equity
Current Liabilities:
   Accrued expenses                                       $   486,629
   Accrued interest payable to shareholder                     47,666
                                                          -----------
          Total current liabilities                           534,295

Note Payable to Shareholder                                   562,944
                                                          -----------

   Total liabilities                                        1,097,239
                                                          -----------

Stockholders' Equity:
   Preferred stock, $.01 par value per share,
     1,000,000 -authorized, none issued
   Common stock, $.001 par value per share,
     50,000,000 authorized, 10,950,000
     issued and outstanding                                    10,950
   Additional paid-in capital                               1,408,522
   Accumulated (deficit)                                     (928,160)
                                                          -----------
          Total stockholders' equity                          491,312
                                                          -----------

 Total liabilities and stockholders' equity               $ 1,588,551
                                                          ===========

     See accompanying notes to condensed consolidated financial statements.
                                                                          Page 1

                                          FRONTIER STAFFING, INC.
                              Condensed Consolidated Statements of Operations
                                                (Unaudited)

                                           Three Months Ended June 30,     Six Months Ended June 30,
                                          ----------------------------    ----------------------------
                                              2005           2004             2005            2004
                                          ------------    ------------    ------------    ------------
Revenue                                   $  1,717,739    $    760,598    $  2,812,049    $  1,462,913

Direct Cost of Services                      1,407,774         673,357       2,320,371       1,283,566
                                          ------------    ------------    ------------    ------------

           Gross profit                        309,965          87,241         491,678         179,347
                                          ------------    ------------    ------------    ------------


Operating Expenses:
   Selling, general and administrative         314,508         140,106         577,672         281,209
   Depreciation                                  4,356           4,534          10,140           9,068
                                          ------------    ------------    ------------    ------------

           Operating (Loss)                     (8,899)        (57,399)        (96,134)       (110,930)

   Interest expense                            (11,254)         (5,608)        (21,841)         (9,991)
                                          ------------    ------------    ------------    ------------

Net (Loss)                                $    (20,153)   $    (63,007)   $   (117,975)   $   (120,921)
                                          ============    ============    ============    ============

Net (loss) per share, basic and diluted   $      (0.00)   $      (0.01)   $      (0.01)   $      (0.01)
                                          ============    ============    ============    ============

Basic and diluted weighted average
    shares outstanding                      10,950,000       8,950,000      10,021,154       8,950,000
                                          ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.
                                                                          Page 2

                             FRONTIER STAFFING, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Six Months Ended June 30,
                                                               ----------------------------------
                                                                    2005               2004
                                                               ---------------    ---------------
Cash flows (used in) operating activities:
    Net (loss)                                                 $      (117,975)   $      (120,921)
    Adjustments to reconcile net (loss) to cash (used in)
       operations:
          Depreciation expense                                          10,140              9,068
          Services contributed by officers                              25,000             34,000
          Stock option expense                                            --                  941
          Changes in assets and liabilities:
             Accounts receivable                                      (876,503)          (118,961)
             Other current assets                                       (3,160)            (1,843)
             Accrued expenses                                          325,822             68,262
             Accrued interest payable                                   21,834              9,991
             Other assets                                              (11,337)              --
                                                               ---------------    ---------------
                   Net cash provided by (used in) operations          (626,179)          (119,463)
                                                               ---------------    ---------------

Cash flows from investing activities:
    Purchase of equipment                                              (58,532)              --
    Proceeds from sale of equipment                                       --               (1,562)
                                                               ---------------    ---------------
                Net cash (used in) investing activities                (58,532)            (1,562)
                                                               ---------------    ---------------

Cash flows from financing activities:
    Shareholder advances                                               361,458            139,979
    Repayment of shareholder advances                                 (250,000)              --
    Collection of stock subscriptions                                     --                6,540
    Proceeds from issuance of common stock                             600,000               --
                                                               ---------------    ---------------
                Net cash provided by financing activities              711,458            146,519
                                                               ---------------    ---------------

                Net increase in cash and cash equivalents               26,747             25,494

Cash and equivalents at beginning of year                              142,807            133,532
                                                               ---------------    ---------------

Cash and equivalents at end of year                            $       169,554    $       159,026
                                                               ===============    ===============

     See accompanying notes to condensed consolidated financial statements.
                                                                          Page 3

                             FRONTIER STAFFING, INC.
              Notes to Condensed Consolidated Financial Statements



(1)  Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles for interim financial information. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of June 30, 2005 and the comparative results of its operations for the three and six months then ended and cash flows for the six months then ended.

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

(2)  Net Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net loss for the periods ended June 30, 2005 and 2004, the basic and diluted average outstanding shares are considered the same, since including the share equivalents would have an antidilutive effect on the loss per share calculation.

(3)  Contributed services

     The Company's President has not been paid any salary for full-time services. The Company has estimated the value of the forgone salary at $25,000 for the six months ended June 30, 2005 and 2004, which has been recorded as a contribution to capital. Another officer had not been paid any salary for services rendered through March 31, 2004. The Company estimated the value of the forgone salary for the six months ended June 30, 2004 at $9,000, which was recorded as a contribution to capital. Effective April 1, 2004, the officer began receiving a salary. The Company also uses nominal office space provided by this officer on a rent-free basis.

(4)  Commencement of operations in Arizona

     On February 1, 2005, the Company opened an office and began operations in Phoenix, Arizona. The Company entered into a lease for office space under a non-cancelable lease agreement. The lease calls for lease payments ranging from $4,092 to $4,604 plus common area expenses over the term of the lease expiring March 31, 2010. The Company's President has personally guaranteed this lease.

                             FRONTIER STAFFING, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Continued)


(5)  Events subsequent to June 30, 2005

     The Company has an unsecured note payable to its majority shareholder and President totaling $562,944 as of June 30, 2005. Interest on the advances has been accrued at 7% per annum. All principal and accrued interest are due December 31, 2009. Subsequent to June 30, 2005, the Company made a $25,000 payment on the note payable.

     On August 1, 2005, the Company opened an office and began start-up operations in Las Vegas, Nevada. The Company entered into a lease for office space under a non-cancelable lease agreement. The lease calls for lease payments of $3,120 plus common area expenses and other miscellaneous expenses over the term of the lease expiring June 30, 2010. The Company's President has personally guaranteed this lease.

     The Company is in the process of signing a lease to move its Albuquerque, New Mexico office due to the expiration of its existing lease. The new office will provide the necessary space to accommodate the growth of the Company. The lease calls for lease payments ranging from $2,790 to $3,011 plus common area expenses over the term of the lease expiring September 30, 2010. The Company's President has personally guaranteed this lease.

     In July 2005, the Company entered an agreement with a number of investors for $750,000 of 9% Secured promissory notes, due along with any unpaid interest 18 months after issuance. The Company's President and Chief Financial Officer are part of the investor group. Under the terms of the Notes, the Company granted the Lenders a security interest in accounts receivable of the Company and any other assets of the Company as set forth in a Security Agreement. The Company will make interest only payments monthly commencing August 1, 2005. The Company also agreed to pay the Lenders an origination fee of five percent (5%) of the Principal Amount of the Notes, at the execution of the Notes. The origination fee was assessed at five percent (5%) of the Principal Amount at the inception of the loan. Consequently, the Company received net proceeds of $712,500. Proceeds from the Notes were used to partially repay the shareholder note as discussed above and provide working capital.


     In connection with the Note described above, the Company granted warrants to purchase common stock equal to 0.1 warrant for each dollar on the loan given or 75,000 warrants. The warrants vest immediately, are exercisable at price of $.30 per share and expire in 2009.


     The Company was informed by its workers compensation insurance carrier in New Mexico that it would be no longer be providing such coverage. Hence, the Company has re-joined the state pool for insurance coverage. As a result, the Company has experienced an increase in its workers compensation insurance expense in New Mexico. The Company is in the process of locating another carrier with more favorable rates, although it cannot guarantee that such outcome will take place.

                             FRONTIER STAFFING, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Continued)


     The Company granted warrants in August 2005 to Sanders Morris Harris for investment banking services to purchase from the Company at any time, or from time to time during the period commencing on August 1, 2005 and expiring August 1, 2010, up to Two Hundred Thousand (200,000) fully paid and non-assessable shares of Common Capital Stock of the Company Stock at a price equal to Thirty Cents ($0.30) per share.

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

     We develop, own, and operate employment service centers in specific regional areas specializing in the placement of skilled construction labor. We will provide both skilled commercial craftsmen and general unskilled labor to the construction markets located in the areas where we plan to operate. We currently have operations in Albuquerque, New Mexico, Phoenix, Arizona and beginning in Las Vegas, Nevada effective August 1, 2005.

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

Results of Operations
--------------------------------------------------------------------------------

     We have a limited operating history in our present format and have incurred continuous losses since inception through the fiscal quarter ended June 30, 2005. The second quarter loss, which declined significantly from the first quarter loss, was primarily attributable to the start-up operations of our new office in Phoenix, Arizona which opened February 1, 2005. However, our history of losses may continue into the future.

     We had total revenues for the three months ended June 30, 2005 of $1,717,739, compared to total revenues of $760,598 for the three months ended June 30, 2004. We had total revenues for the six months ended June 30, 2005 of $2,812,049, compared to total revenues of $1,462,913 for the six months ended June 30, 2004. Our higher revenues were the result of the opening of a new office in Phoenix in February 2005 and increased customer activity in Albuquerque.

     Our total direct costs of services for the three months ended June 30, 2005 were $1,407,774 compared to $673,357 for the three months ended June 30, 2004. We had total direct costs of services for the six months ended June 30, 2005 of $2,320,371, compared to $1,283,566 for the six months ended June 30, 2004. Direct costs of services include all direct costs incurred in providing employment services. Direct costs consist of wages for temporary employees, federal and state payroll taxes, workers compensation and per diem direct costs associated with the services. Direct costs of services are generally consistent, except for payroll taxes where the maximum contribution has been met and for workers compensation, which vary with each job site.

     The difference between gross revenues and direct costs of services is gross profit. Our gross profit for the three months ended June 30, 2005 was $309,965 compared to gross profit of $87,241 for the same period ended 2004. Our gross profit for the six months ended June 30, 2005 was $491,678 compared to gross profit of $179,347 for the same period ended 2004. Our higher revenues associated with opening of the Phoenix office contributed directly to our higher gross profit.

     Selling, general and administrative expenses for the three months ended June 30, 2005 increased to $314,508 compared to $140,106 for the same period ended June 30, 2004. Selling, general and administrative expenses for the six months ended June 30, 2005 increased to $577,672 compared to $281,209 for the same period ended June 30, 2004. The increase in selling, general and administrative expenses for the three months ended June 30, 2005 was primarily a result of the expansion of our operation, which now includes both the Albuquerque and Phoenix offices. For the six month period ended June 30, 2005, the increase was a result of the expansion of our operation and certain expenses related to our recent public offering. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

     Our interest expense increased for the three months ended June 30, 2005 at $11,254 compared to interest expense of $5,608 for the same period ended June 30, 2004. Our interest expense increased for the six months ended June 30, 2005 at $21,841 compared to interest expense of $9,991 for the same period ended June 30, 2004. These increases came as a result of our president and majority shareholder, agreeing to fund, by increasing the note payable to him, the sales growth and applicable growth in accounts receivable and the start-up costs for our Phoenix office.

     We had a net loss of $20,153 for the three months ended June 30, 2005,compared to a net loss of $63,007 for the three months ended June 30,2004. We had a net loss of $117,975 for the six months ended June 30, 2005,compared to a net loss of $120,921 for the six months ended June 30,2004. We have incurred continuous losses since inception through the fiscal quarter ended June 30, 2005. However, we have significantly increased our revenue due to the opening of the Phoenix office. Our losses were primarily attributable to the start-up operations of our new office in Phoenix, Arizona which opened February 1, 2005 and the costs of our public offering. However, our history of losses may continue into the future especially with the opening of a new office in Las Vegas, Nevada in August 2005. It is too early to determine whether we will be profitable as a Company for the entire fiscal year.

With respect to our Phoenix office, we had $839,572 in revenues for the three months ended June 30, 2005 and revenues of $943,049 for the six months ended June 30, 2005. Our total direct costs of services for the three months ended June 30, 2005 were $660,826 and $741,987 for the six months ended June 30, 2005. Our gross profit for the three months ended June 30, 2005 was $178,746 and $201,061 for the six months ended June 30, 2005. Selling, general and administrative expenses for the three months ended June 30, 2005 was $163,499 and $251,310 for the six months ended June 30, 2005. We had net income of $12,929 for the three months ended June 30, 2005 and a net loss of $54,802 for the six months ended June 30, 2005. We do expect to become profitable in our Phoenix office by fiscal year end but there can be no assurances that this will happen.


Liquidity and Capital Resources
-------------------------------

     As of June 30, 2005, we had cash and cash equivalents of $169,554, compared to cash and cash equivalents of $159,026 as of June 30, 2004.

     Net cash used in operating activities was $626,179 for the six months ended June 30, 2005, compared to net cash used of $119,463 for the six months ended June 30, 2004. As a result of increased payroll liabilities and increasing accounts receivable caused by increasing sales, the net cash used by operations increased significantly. Our accounts receivable increased significantly from $118,961 for the six months ended June 30, 2004 to $876,503 for the six months ended June 30, 2005. Subsequent to the end of the fiscal quarter, we issued $750,000 of 9% secured promissory notes to provide liquidity. See Note 5 to the condensed consolidated financial statements.

     We anticipate that overhead costs in current operations, excluding the opening of the Las Vegas office, will remain fairly constant as sales improve except for costs associated with marketing. Hence each additional sale and, correspondingly, the gross profit of such sale is expected to have minimal offsetting overhead cost. Thus, incremental sales contribute to profit at a higher return on sales rate due to not needing to expand overhead at the same pace.

     Cash flows used in investing activities were $58,532 during the six months ended June 30, 2005, compared to $1,562 for the six months ended June 30, 2004. The increase is primarily due to purchases of computers, office equipment, furniture and fixtures and leasehold improvements for our Phoenix and Las Vegas Centers.

     Cash flows provided by financing activities accounted for $711,458 for the six months ended June 30, 2005, compared to net cash provided of $146,519 for the six months ended June 30, 2004. We received a total of $361,458 and repaid a total of $250,000 in shareholder advances from our majority shareholder and president during this period. These cash flows also reflect our recent public offering, which raised $600,000 from the sale of 2,000,000 shares.

     With the Las Vegas office open, our ongoing operating cost per month are approximately $180,000 to $220,000 which includes salaries, advertising, office expense and professional fees. The Las Vegas office represents approximately $55,000 to $70,000 per month of this amount.

    Our principal source of liquidity is our operations. Our variation in revenues is based upon the level of our business activity and continues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of each city and the U.S. economy. A slow down in construction will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the number of our centers and, consequently, our revenues. If we succeed in expanding our customer base and generating sufficient revenues, we will become profitable. We cannot guarantee that this will ever occur.

Recently Issued Accounting Pronouncements
------------------------------------------

     We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality
-----------

     We do not expect our revenues to be impacted by seasonal demands for our services.

Plan of Operation
------------------

     As of the date of this Form 10-QSB filing, we are operating from three centers, one in Albuquerque, New Mexico, the second in Phoenix, Arizona, which opened in February, 2005 and the third in Las Vegas, Nevada, which opened in August, 2005.

     In determining whether to open a center, we perform an analysis of a specific region before making a decision. We begin by looking at construction markets rated at least in the top ten in activity and number of dollars spent as determined by government rankings. Each region must have a specific percentage mix of ready skilled labor. We also look at the competitors in the market as we believe that they provide a gauge of the sales in the market. We look at sales channels that our competitors may not be servicing for value added complements to our services we offer clients. We look at the employment rates in skilled labor in the market to see if an ample inventory of labor is available to us to service our clients. We also look at wage, benefit and workers compensation rates being paid to see if they allow a reasonable return on investment to be made. Workers compensation insurance is an area we analyze thoroughly because of its large impact on gross profit. Finally, we analyze the ability to generate at least $3.0 million in sales from each market as our minimum sales criteria. We continue to review our criteria for an additional center and have not yet finalized our decision on centers being considered in either Texas or Colorado. However, we believe that these areas are promising and we plan eventually to have centers in these states.

     Beginning in February 2005 and August 2005, we started recruiting and training in-house staff for our Phoenix, Arizona and Las Vegas, Nevada centers, respectively. We plan to recruit skilled construction craftsmen and general labor through classified advertisements in local newspapers and by word of mouth. At the same time, we will begin contacting prospective users of our service. We will use trade organizations to begin making contacts. Every time we open a center, we will perform the same preliminary functions.

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

     We believe that it will take approximately three full months to begin operations on our Las Vegas center. We have negotiated a lease and purchased furniture and equipment. We hired sufficient staff to start operations and we plan on having four full-time employees, consisting of a manager, payroll clerk, sales representative, and a general receptionist. Initially, we have allocated $4,000 per month for the lease, $25,000 to $50,000 for the equipment, and $240,000 to $250,000 annually for salaries.

1. Completion of our recent offering allowed us to begin operations on our Phoenix and Las Vegas centers. The costs to purchase the necessary equipment and supplies as well as advertise for, hire and train our initial employees is estimated to be $250,000 per center.

2. Based on our current financial position, we believe that we can repeat the process for an additional center at an estimated cost of $250,000.

     We do not anticipate the need to raise additional capital resources in the next twelve months unless the Phoenix and Las Vegas offices are more successful than we have anticipated, and we determine to expand further into more than one additional city in this period. In such a case, we expect the source of such funding to be generated internally and/or through another offering.

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

Critical Accounting Policies and Practices
-------------------------------------------

     Revenues consist of hourly charges billed to customers for the services of employees assigned to worksites. Gross billings are rendered weekly and are recognized at the time service is provided to customers.

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

     IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets, which include property, plant and equipment, goodwill and other intangibles, comprise a significant amount of our total assets. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the carrying values of these assets are reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires us to make long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for our products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.


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

Exhibits
--------

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1            Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Reports on Form 8-K
-------------------

     We filed no report on Form 8-K during the fiscal quarter ended June 30, 2005.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date                          Frontier Staffing, Inc.,

August 19, 2005               By:   /s/ Clarence Downs
                                  --------------------------------------------
                                  Clarence Downs, Chief Executive Officer


August 19, 2005               By:  /s/ Frederick A. Huttner
                                  --------------------------------------------
                                  Frederick A. Huttner, Chief Financial Officer