Form 10QSB
period 2005-09-30
TRADESTAR SERVICES, INC.
filed 2005-11-21
CIK 1277998

US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended September 30, 2005.
                                                --------------

                        Commission File Number 000-51229
                                               ---------


                            TRADESTAR SERVICES, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

                   formerly known as  Frontier Staffing, Inc.


                Nevada                                   51-0482104
    -------------------------------                    -------------------
    (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                    Identification No.)


                 3451-A Candelaria NE, Albuquerque, New Mexico 87107
        ----------------------------------------------------------------
                    (Address of principal executive offices)


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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)                        Yes [ ] No [X]

     The number of shares outstanding of our common stock, par value $.001 per share, as of September 30, 2005 were 10,950,000 common shares and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing trading price of such shares as listed on the Bulletin Board on November 15, 2005) was approximately $2,274,000.

     Transitional Small Business Disclosure Format (check one):   Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements

   Condensed Consolidated Balance Sheet as of September 30, 2005...........    3

   Condensed Consolidated Statements of Operations for the three months
and nine months ended September 30, 2005 and 2004..........................    4

   Condensed Consolidated Statements of Cash Flows for the nine months ended
September 30, 2005 and 2004 ................................................   5

   Notes to Financial Statements ...........................................   6

Item 2. Management's Discussion and Analysis and Plan of Operation..........  10

Item 3. Controls and Procedures.............................................  16


PART II.OTHER INFORMATION

Item 1. Legal Proceedings...................................................  16

Item 2. Changes in Securities...............................................  17

Item 3. Defaults Upon Senior Securities.....................................  17

Item 4. Submission of Matters to a Vote of Security Holders.................  18

Item 5. Other Information...................................................  18

Item 6. Exhibits and Reports on Form 8-K....................................  18

Signatures..................................................................  18

PART I.  FINANCIAL INFORMATION

     All references to "us", "we", or "the Company" refer to Tradestar Services, Inc., and its subsidiary.


ITEM 1.  FINANCIAL STATEMENTS

                            TRADESTAR SERVICES, INC.
                      Condensed Consolidated Balance Sheet
                               September 30, 2005
                                   (Unaudited)

                                     Assets
Current Assets:
     Cash and equivalents                                           $   194,719
     Accounts receivable, less allowance for doubtful accounts
        of $133,382                                                   1,827,770
     Other current assets                                                   455
                                                                    -----------
                 Total current assets                                 2,022,944

Property and Equipment at cost, less accumulated depreciation            73,451

Other Assets                                                             14,917
                                                                    -----------

                 Total assets                                       $ 2,111,312
                                                                    ===========


                      Liabilities and Stockholders' Equity
Current Liabilities:
     Accrued expenses                                               $   546,135
     Accrued interest payable to shareholder                             56,078
                                                                    -----------
                 Total current liabilities                              602,213

Note Payable to Shareholder                                             398,385
Long Term Debt, net of discount                                         682,158
                                                                    -----------

     Total liabilities                                                1,682,756
                                                                    -----------


Stockholders' Equity:
     Preferred stock, $.01 par value per share, 1,000,000                --
        authorized, none issued
     Common stock, $.001 par value per share, 50,000,000
        authorized, 10,950,000 issued and outstanding                    10,950
     Additional paid-in capital                                       1,482,329
     Accumulated (deficit)                                           (1,064,723)
                                                                    -----------
                 Total stockholders' equity                             428,556
                                                                    -----------

                 Total liabilities and stockholders' equity         $ 2,111,312
                                                                    ===========

     See accompanying notes to condensed consolidated financial statements.

                            TRADESTAR SERVICES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                Three Months Ended              Nine Months Ended
                                                   September 30,                  September 30,
                                          -----------------------------   ----------------------------
                                              2005            2004            2005            2004
                                          ------------    ------------    ------------    ------------
Revenue                                   $  2,394,278    $  1,119,880    $  5,206,327    $  2,582,793

Direct Cost of Services                      2,051,039         925,619       4,371,410       2,209,185
                                          ------------    ------------    ------------    ------------

           Gross profit                        343,239         194,261         834,917         373,608
                                          ------------    ------------    ------------    ------------


Operating Expenses:
   Selling, general and administrative         450,921         153,233       1,028,593         434,442
   Depreciation                                  6,287           4,534          16,427          13,602
                                          ------------    ------------    ------------    ------------
                                                                          ------------    ------------

           Operating (Loss)                   (113,969)         36,494        (210,103)        (74,436)

   Interest expense                            (22,594)         (6,975)        (44,435)        (16,966)
                                          ------------    ------------    ------------    ------------

Net (Loss)                                $   (136,563)   $     29,519    $   (254,538)   $    (91,402)
                                          ============    ============    ============    ============

Net (loss) per share, basic and diluted   $      (0.01)   $       0.00    $      (0.02)   $      (0.01)
                                          ============    ============    ============    ============

Basic and diluted weighted average
   shares outstanding                       10,950,000       8,950,000      10,290,659       8,950,000
                                          ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                            TRADESTAR SERVICES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                            --------------------------
                                                               2005            2004
                                                            -----------    -----------
Cash flows (used in) operating activities:
    Net (loss)                                              $  (254,538)   $   (91,402)
    Adjustments to reconcile net (loss) to cash (used in)
       operations:
          Depreciation expense                                   16,427         13,602
          Stock issued for legal services
          Stock option expense
          Amortization of Debt Discount                           7,833
          Warrant expense                                        46,883
          Services contributed by officers                       37,500         46,500
          Stock option expense                                     --              941
          Changes in assets and liabilities:
             Accounts receivable                             (1,379,686)      (250,228)
             Other current assets                                  (455)          --
             Accrued expenses                                   385,328        108,288
             Accrued interest payable                            30,246         16,910
             Other assets                                       (14,917)          --
                                                            -----------    -----------
                   Net cash used in operations               (1,125,379)      (155,389)
                                                            -----------    -----------

Cash flows from investing activities:
    Purchase of equipment                                       (58,357)        (5,127)
                                                            -----------    -----------

Cash flows from financing activities:
    Shareholder advances                                        451,898        150,813
    Repayment of shareholder advances                              --             --
    Repayment of shareholder advances                          (505,000)          --
    Proceeds of Long Term Debt                                  688,750
    Collection of stock subscriptions                              --            6,540
    Proceeds from issuance of common stock                      600,000           --
                                                            -----------    -----------
                Net cash provided by financing activities     1,235,648        157,353
                                                            -----------    -----------

                Net increase in cash and cash equivalents        51,912         (3,163)

Cash and equivalents at beginning of year                       142,807        133,532
                                                            -----------    -----------

Cash and equivalents at end of year                         $   194,719    $   130,369
                                                            ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                            TRADESTAR SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)



(1)  Basis of Presentation

     The accompanying condensed consolidated financial statements of Tradestar Services, Inc. (the "Company", formerly Frontier Staffing, Inc.) have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles for interim financial information. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of September 30, 2005 and the comparative results of its operations for the three and nine months then ended and cash flows for the nine months then ended.

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


(2)  Net Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net loss for the periods ended September 30, 2005 and 2004, the basic and diluted average outstanding shares are considered the same, since including the share equivalents would have an antidilutive effect on the loss per share calculation.

(3)  Contributed services

     The Company's President has not been paid any salary for full-time services. The Company has estimated the value of the forgone salary at $37,500 for the nine months ended September 30, 2005 and 2004, which has been recorded as a contribution to capital. Another officer had not been paid any salary for services rendered through March 31, 2004. The Company estimated the value of the forgone salary for the six months ended September 30, 2004 at $9,000, which was recorded as a contribution to capital. Effective April 1, 2004, the officer began receiving a salary. The Company also uses nominal office space provided by this officer on a rent-free basis.

                            TRADESTAR SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


(4)  Commencement of Operations in Arizona and Nevada

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


(5)  Workers Compensation Insurance

     The Company was informed by its workers compensation insurance carrier in New Mexico that it would no longer be providing such coverage. Hence, the Company has re-joined the state pool for insurance coverage. As a result, the Company has experienced an increase in its workers compensation insurance expense in New Mexico. The Company is in the process of locating another carrier with more favorable rates, although it cannot guarantee that such outcome will take place.

(6)  Note Payable Shareholder

     The Company has an unsecured note payable to its majority shareholder and President totaling $398,385 as of September 30, 2005. Interest on the advances has been accrued at 7% per annum. All principal and accrued interest are due December 31, 2009.

(7)  Long Term Debt

     In July 2005, the Company entered an agreement with a number of investors for $725,000 of 9% Secured promissory notes, due along with any unpaid interest 18 months after issuance. The Company's President and Chief Financial Officer are part of the investor group. Under the terms of the notes, the Company granted the lenders a security interest in accounts receivable of the Company and any other assets of the Company as set forth in a security agreement. The Company will make interest only payments monthly commencing August 1, 2005.

     The Company also agreed to pay the lenders an origination fee of five percent (5%) of the principal amount of the notes, a total of $36,250, consequently, net loan proceeds of $688,750 were received. In addition to the loan origination fee, the lenders were also granted warrants to purchase common stock equal to 10% of the loan principal (i.e. covering 72,500 shares). The warrants vest immediately, are exercisable at $.30 per share and expire in 2009.

                            TRADESTAR SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


     The estimated fair value of the warrants, $14,424 and the the origination fee of $36,250 is recorded as a debt discount which is being amortized over the 18 month term of the notes (a total of $7,833 through September 30, 2005).

(8)  Warrants Granted for Services

     The Company granted warrants in August 2005 to a company for investment banking services to purchase from the Company at any time, or from time to time during the period commencing on August 1, 2005 and expiring August 1, 2010, up to Two Hundred Thousand (200,000) fully paid and non-assessable shares of common stock of the Company at a price equal to Thirty Cents ($0.30) per share. Accordingly, the estimated fair value of the warrants, $46,883 for the services were charged to operations and credited to additional-paid in capital.

(9)  Events Subsequent to September 30, 2005

     On October 1, 2005, the Company signed a lease to move its Albuquerque, New Mexico office due to the expiration of its existing lease. The new office will provide the necessary space to accommodate the growth of the Company. The lease calls for lease payments ranging from $2,790 to $3,011 plus common area expenses over the term of the lease expiring September 30, 2010. The Company's President has personally guaranteed this lease.

     In October 2005, the Company issued additional $15,789 of 9% secured promissory notes with substantially the same terms and conditions as described in Note 7 above

     In November 2005, the Company granted 150,000 stock options to a member of the board of directors and 150,000 options were granted to the Company's operations manager. The options vest 1/3rd December 31, 2005, 1/3rd December 31, 2006 and 1/3rd December 31, 2007. In addtion, two other board members were each granted 25,000 stock options, which vest on December 31, 2005. All of the stock options granted have an exercise price of $0.30 per share and are excercisable for 5 years.

                            TRADESTAR SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

     In October, 2005, we entered into a letter of intent with a private Texas company which has an energy consulting business with expertise in the oil and gas sector and an exploration and development company. Significant terms of the letter of intent provide that we would pay a purchase price of $21 million dollars, less the assumption of outstanding loans totaling approximately $10.4 million. A maximum of 90% of the purchase price is payable in cash, with the remainder payable in our restricted stock. The closing of the transaction is subject to verification to our satisfaction of the financial information of the potential acquisition. The letter of intent is not binding upon either party except for requirements regarding due diligence, confidentiality, exclusivity of negotiations, and expenses to be incurred in due diligence.

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

Overview and History

     We were incorporated in the State of Nevada on September 3, 2003. We were formed to acquire Tradestar Construction Services, Inc., a New Mexico corporation, which is a wholly-owned subsidiary operating as an employment staffing service specializing in the placement of both long-term and short-term skilled and unskilled construction labor to the New Mexico construction market. In January, 2004, we acquired Tradestar Construction Services, Inc. in a stock-for-stock exchange. We issued a total of 6,400,000 shares.

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

     Our headquarters are located at 3451-A Candelaria NE, Albuquerque, New Mexico 87107. Our phone number at our headquarters is (505) 872-3133. Our fiscal year end is December 31.

     On July 7, 2004, we filed a registration statement under cover of Form SB-2 with the SEC. This registration statement was effective on February 10, 2005. The offering was closed on March 30, 2005. We raised $600,000 and sold a total of 2,000,000 shares in the offering. As of April 15, 2005, there were 10,950,000 common shares issued and outstanding.

     Effective October 11, 2005, we changed our name to Tradestar Services, Inc. from Frontier Staffing, Inc. Our new trading symbol is TDSV.OB on the Over-the-Counter Bulletin Board.

     We have not been subject to any bankruptcy, receivership or similar proceeding.


Results of Operations
--------------------------------------------------------------------------------

     We have a limited operating history in our present format and have incurred continuous losses since inception through the fiscal quarter ended September 30, 2005. The third quarter loss, which increased significantly from the second quarter loss, was primarily attributable to the start-up operations of our new office in Las Vegas, Nevada which opened August 1, 2005 and a one time charge for warrant expense for services ( see Note 8). Our history of losses may continue into the future.

     We had total revenues for the three months ended September 30, 2005 of $2,394,278, compared to total revenues of $1,119,880 for the three months ended September 30, 2004. We had total revenues for the nine months ended September 30, 2005 of $5,206,327, compared to total revenues of $2,582,793 for the nine months ended September 30, 2004. Our higher revenues were the result of increased customer activity in all of our locations and the opening of a new office August 1, 2005 in Las Vegas, Nevada.

     Our total direct costs of services for the three months ended September 30, 2005 were $2,051,039 compared to $925,619 for the three months ended September 30, 2004. We had total direct costs of services for the nine months ended September 30, 2005 of $4,371,410, compared to $2,209,185 for the nine months ended September 30, 2004. Direct costs of services include all direct costs incurred in providing employment services. Direct costs consist of wages for temporary employees, federal and state payroll taxes, workers compensation and per diem direct costs associated with the services. Direct costs of services are generally consistent, except for payroll taxes where the maximum contribution has been met and for workers compensation, which vary with each job site and state.

     The difference between gross revenues and direct costs of services is gross profit. Our gross profit for the three months ended September 30, 2005 was $343,239 compared to gross profit of $194,261 for the same period ended 2004. Our gross profit for the nine months ended September 30, 2005 was $843,917 compared to gross profit of $373,608 for the same period ended 2004. Our higher revenues associated with opening of the Las Vegas office and increased customer activity at the other offices contributed directly to our higher gross profit.

     Selling, general and administrative expenses for the three months ended September 30, 2005 increased to $450,921 compared to $153,233 for the same period ended September 30, 2004. Selling, general and administrative expenses for the nine months ended September 30, 2005 increased to $1,028,593 compared to $434,442 for the same period ended September 30, 2004. The increase in selling, general and administrative expenses for the three months and nine months ended September 30, 2005 was primarily a result of the continued expansion of our operations, which now include the Albuquerque, Las Vegas and Phoenix offices and a one time charge for warrant expense for services ( see Note 8). The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

     Our interest expense increased for the three months ended September 30, 2005 to $22,594 compared to interest expense of $6,975 for the same period ended September 30, 2004. Our interest expense increased for the nine months ended September 30, 2005 to $44,435 compared to interest expense of $16,966 for the same period ended September 30, 2004. These increases came as a result of the issuance of long term notes and our president and majority shareholder, agreeing to fund, by increasing the note payable to him, the sales growth and applicable growth in accounts receivable, the start-up costs for our Las Vegas office.

     We had a net loss of $136,563 for the three months ended September 30,2005, compared to a net profit of $29,519 for the three months ended September 30,2004. We had a net loss of $254,538 for the nine months ended September 30, 2005, compared to a net loss of $91,402 for the nine months ended September 30,2004. Our loss per share were $0.01 for the three months ended September 30, 2005, compared to $0.00 for the three months ended September 30,2004. We had a loss per share of $0.02 for the nine months ended September 30, 2005, compared to a loss per share of $0.01 for the nine months ended September 30,2004.

     We have incurred losses for most fiscal quarters since inception through the fiscal quarter ended September 30, 2005. However, we have significantly increased our revenue due to the opening of the Phoenix and Las Vegas offices. Our losses were primarily attributable to the start-up operations of our new offices in Phoenix and Las Vegas, the costs of our public offering and a one time charge for warrant expense for services ( see Note 8). However, our history of losses may continue into the future until our operations at our new offices mature, particularly our new office in Las Vegas, Nevada. Based on current run rates and YTD losses, we will in all likelihood not be profitable as a Company for the entire fiscal year unless some unforeseen circumstances occur.

Liquidity and Capital Resources
-------------------------------

     As of September 30, 2005, we had cash and cash equivalents of $194,719, compared to cash and cash equivalents of $130,369 as of September 30, 2004.

     Net cash used in operating activities was $1,125,379 for the nine months ended September 30, 2005, compared to net cash used of $155,389 for the nine months ended September 30, 2004. As a result of increased payroll liabilities and increasing accounts receivable caused by increasing sales, the net cash used by operations increased significantly. Our accounts receivable increased by $1,379,686 for the nine months ended September 30, 2005 compared to an increase of $250,228 for the nine months ended September 30, 2004.

     We anticipate that overhead costs in current operations, excluding the opening of the Las Vegas office, will remain fairly constant as sales improve except for costs associated with marketing and future operation's personnel needs to meet growth in sales. Hence each additional sale and, correspondingly, the gross profit of such sale is expected to have minimal offsetting overhead cost. Thus, incremental sales contribute to profit at a higher return on sales rate due to not needing to expand overhead at the same pace. However, there can be no assurances that this will happen.

     Cash flows used in investing activities were $58,357 during the nine months ended September 30, 2005, compared to $5,127 for the nine months ended September 30, 2004. The increase is primarily due to purchases of computers, office equipment and furniture and fixtures for our Phoenix and Las Vegas operations.

     Cash flows provided by financing activities was $1,235,648 for the nine months ended September 30, 2005, compared to net cash provided of $157,353 for the nine months ended September 30, 2004. We received a total of $451,898 and repaid a total of $505,000 in shareholder advances from our majority shareholder and president during this period. In addition, we received net proceeds of totaling $688,750 in long term debt financing. These cash flows also reflect our public offering, which raised $600,000 from the sale of 2,000,000 shares.


     With the Las Vegas office open, our ongoing operating costs per month are approximately $180,000 to $220,000 which includes salaries, advertising, office expense and professional fees. The Las Vegas office represents approximately $55,000 to $70,000 per month of this amount.

     Our principal source of liquidity is our operations. We have augmented this liquidity with a recent debt financing. We may continue to do so in the future. Our variation in revenues is based upon the level of our business activity and continues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of each city and the U.S. economy. A slow down in construction will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the number of our centers and, consequently, our revenues. If we succeed in expanding our customer base and generating sufficient revenues, we will become profitable. We cannot guarantee that this will ever occur.

Recently Issued Accounting Pronouncements
------------------------------------------

     We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash except for Statement of Financial Accounting Standard (`SFAS") No. 123 (Revised.) In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (`SFAS") No. 123 (Revised), Share-Based Payment, which amended SFAS No. 123 and SFAS No. 95, Statement of Cash Flows. The new accounting standard requires the expensing of new stock options, as well as outstanding unvested stock options, issued by us using a fair-value-based method and is effective for fiscal years beginning after June 15, 2005 and will become effective for us beginning in the first quarter of fiscal year 2006. In March 2005 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107, which provides guidance regarding the application of SFAS No. 123 (Revised). We will be evaluating the transition methods prescribed by SFAS No. 123 (Revised).

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

     It has taken approximately three full months to fully begin operations on our Las Vegas center. We have negotiated a lease and purchased furniture and equipment. We entered into a lease for office space under a non-cancelable lease agreement which requires lease payments of $3,120 plus common area expenses and other miscellaneous expenses over the term of the lease expiring June 30, 2010. Our president has personally guaranteed this lease.

     We hired sufficient staff to start operations. We plan to have four full-time employees, consisting of a manager, payroll clerk, sales representative, and a general receptionist. Initially, we have allocated $4,000 per month for the lease, $25,000 to $50,000 for the equipment, and $240,000 to $250,000 annually for salaries.

     The costs to purchase the necessary equipment and supplies as well as advertise for, hire and train our initial employees is estimated to be $250,000 per center.

     We have no current plans to raise additional capital resources in the next twelve months unless we determine to expand further into more than one additional city in this period. In such a case, we expect the source of such funding to be generated internally and/or through another debt and/or equity offering. However, we do have plans to raise additional capital in the form of debt for working capital.

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

Events Subsequent to September 30, 2005
---------------------------------------

     In October, 2005, we entered into a letter of intent with a private Texas company which has an energy consulting business with expertise in the oil and gas sector and an exploration and development company. Significant terms of the letter of intent provide that we would pay a purchase price of $21 million dollars, less the assumption of outstanding loans totaling approximately $10.4 million. A maximum of 90% of the purchase price is payable in cash, with the remainder payable in our restricted stock. The closing of the transaction is subject to verification to our satisfaction of the financial information of the potential acquisition. The letter of intent is not binding upon either party except for requirements regarding due diligence, confidentiality, exclusivity of negotiations, and expenses to be incurred in due diligence.


     On October 1, 2005, we signed a lease to move our Albuquerque, New Mexico office at the expiration of our existing lease. The new lease calls for lease payments ranging from $2,790 to $3,011 plus common area expenses over the term of the lease expiring September 30, 2010. Our President has personally guaranteed this lease.

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

ITEM 2. CHANGES IN SECURITIES

     In July 2005, we entered an agreement with a number of investors for an offering in which we sold a total of $725,000 of 9% Secured promissory notes, due along with any unpaid interest 18 months after issuance. Our president and chief financial officer were part of the investor group. Under the terms of the Notes, we granted the Lenders a security interest in our accounts receivable and any other of our assets as set forth in a Security Agreement. We will make interest only payments monthly commencing August 1, 2005. We also agreed to pay the investors an origination fee of five percent (5%) of the Principal Amount of the Notes, at the execution of the Notes. The origination fee was assessed at five percent (5%) of the Principal Amount at the inception of the loan. Consequently, we received net proceeds of $688,750. Proceeds from the Notes were used to partially repay the shareholder note to our president and to provide working capital. We also granted warrants to purchase common stock equal to 0.1 warrant for each dollar on the loan given or 72,500 warrants. The warrants vest immediately, are exercisable at price of $.30 per share and expire in 2009.

     In August, 2005 we issued Warrants to acquire a total of 200,000 common shares, at a price equal to Thirty Cents ($0.30)per share, to the investment banking firm of Sanders Morris Harris. The Warrants are for the period commencing on August 1, 2005 and on August 1, 2010.

     In October 2005, we received an additional $15,789 in proceeds from the sale of the 9% Secured promissory notes, due along with any unpaid interest 18 months after issuance. Under the terms of the Notes, we also granted the investors a security interest in our accounts receivable and in any other of our assets as set forth in a Security Agreement. We will make interest only payments monthly commencing November 1, 2005. We also agreed to pay the investors an origination fee of five percent (5%) of the Principal Amount of the Notes, at the execution of the Note. The origination fee was assessed at five percent (5%) of the Principal Amount at the inception of the loan. Consequently, we received net proceeds of $15,000. Proceeds from the Notes were used to partially repay the shareholder note to our president and to provide working capital. In connection with the Notes, we granted warrants to purchase common stock equal to
0.1 warrant for each dollar on the loan given or 1,579 warrants. The warrants vest immediately, are exercisable at price of $.30 per share and expire in 2009.

     In November 2005, the Company granted 150,000 stock options to a member of the board of directors and 150,000 options were granted to the Company's operations manager. The options vest 1/3rd December 31, 2005, 1/3rd December 31, 2006 and 1/3rd December 31, 2007. In addtion, two other board members were each granted 25,000 stock options, which vest on December 31, 2005. All of the stock options granted have an exercise price of $0.30 per share and are excersiable for 5 years.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a shareholders meeting held on October 7, 2005, we elected Clarence Downs, Frederick A. Huttner, Douglas Parker, Richard Piske III, and Guy David Knoller as directors; we amended our Articles of Incorporation to change our name to Tradestar Services, Inc.; and we approved and ratified our 2005 Incentive Compensation Plan. We also approved Gordon, Hughes & Banks, LLP as our auditors for the fiscal year ended December 31, 2005. At the meeting 75% of the outstanding shares were represented in person or by proxy. All such persons represented in person or by proxy voted for all of the proposals.

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

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1            Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Reports on Form 8-K
-------------------


     We filed one report on Form 8-K during the fiscal quarter ended September 30, 2005: on September 2, 2005, relating to the issuance of warrants.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:                        Tradestar Services, Inc.,

November 21, 2005            By:   /s/ Clarence Downs
                                  --------------------------------------------
                                  Clarence Downs, Chief Executive Officer


November 21, 2005            By:  /s/ Frederick A. Huttner
                                  --------------------------------------------
                                  Frederick A. Huttner, Chief Financial Officer