Form 10KSB
period 2005-12-31
TRADESTAR SERVICES, INC.
filed 2006-03-31
CIK 1277998

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Fiscal Year Ended: December 31, 2005
                                              -----------------

                           Commission File No. 0-51229
                                               -------


                            TRADESTAR SERVICES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)


              Nevada                                  51-0482104
     ----------------------------               --------------------------
     (State or other jurisdiction               (IRS Employer File Number)
     of incorporation)


                  3451-A Candelaria NE
            Albuquerque, New Mexico                                 87107
     ---------------------------------------                   ----------
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

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

     Registrant's revenues for its most recent fiscal year were $8,070,569. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of March 15, 2006 was approximately $1,819,170, based upon a public offering price of $0.52 per share. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 15, 2006, was 10,950,000. References in this document to "us," "we," or "Company" refer to Tradestar Services, Inc.

                                   FORM 10-KSB
                            Tradestar Services, Inc.

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


A Company with a limited operating history is an inherently risky investment.
--------------------------------------------------------------------------------
We have a limited operating history in our present format and have a history of
--------------------------------------------------------------------------------
losses which may continue into the future.
------------------------------------------

We were incorporated in September, 2003 and acquired our operating company, Tradestar Construction Services, Inc. in January, 2004. We have a limited history of business operations. Our center located in Albuquerque, New. Mexico is our oldest center, with approximately two years of operations in this current format. Our center in Phoenix, Arizona was opened in February, 2005. Our center in Las Vegas, Nevada was opened in August, 2005. We have had losses for the past two fiscal years. For the year ended December 31, 2005, we had a net loss of $540,832 on revenues of $8,070,569 . For the year ended December 31, 2004, we had a net loss of $287,673 on revenues of $3,482,629. As a result, we have no operating history of profit in our present format upon which an evaluation of our future success or failure can be made.

We cannot predict when or if we will become profitable.
-------------------------------------------------------
Currently, we are conducting business operations from three centers. There can be no assurance that we will generate substantial revenues from these operations to become profitable. We have never been profitable in our present format. As a result, you may lose all of your investment. Failure to generate sufficient revenue would have a material adverse effect on our business, financial condition and operating results and have a material adverse effect on the value of your shares of our common stock.


Our revenues depend upon the number of clients we can generate.  We
-------------------------------------------------------------------
cannot guarantee we will ever develop a substantial number of clients. Even
---------------------------------------------------------------------------
if we develop a substantial number of clients, there is no assurance that we
----------------------------------------------------------------------------
will become a profitable company.
----------------------------------

At the present time, we have approximately 212 clients using our services in our three centers. We are currently averaging approximately 328 temporary employees on our payroll per day. Not all employees average forty hours per week. For the year to date, we have supplied temporary employees to approximately 587 clients. While we are constantly marketing for additional clients, we cannot guarantee we ever will have any additional clients. Even if we obtain additional clients for our services, there is no guarantee that we will make a profit. We believe that we need approximately 130 active temporary employees on our payroll per month who average forty hours per week in our Albuquerque operation to break even in our operations. Our anticipated future operating costs in all of our centers is approximately $2,428,000 for the next twelve months. If we do not consistently make a profit, we may have to suspend or cease operations.


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


We are currently controlled by Clarence Downs and Frederick A. Huttner, our
---------------------------------------------------------------------------
largest shareholders.
---------------------

Of the shares which are issued and outstanding, Mr. Downs currently owns a total of 3,755,933 shares, or approximately 34%. Mr. Huttner currently owns or controls a total of 3,450,000 shares, or approximately 32%. Together, these individuals have sufficient stock ownership to control us.


We rely on Messrs. Downs and Huttner for our continued financial support
--------------------------------------------------------------------------
in the near term.
-----------------

Also we are dependent on the continued financial support of Messrs. Downs and Huttner, who have advanced loans, and continue to advance loans to us. The loss of this support in the near term could have a detrimental effect on us. In addition, the control by these individuals means that they may make decisions for us with which you may disagree or that you may feel is not in our best interests.


With the exception of Mr. Downs, all of our officers and directors will be
--------------------------------------------------------------------------
devoting limited time to our operations. As a result, they may not be available
-------------------------------------------------------------------------------
when they are needed in our operations.
---------------------------------------

Only Mr. Downs will be devoting full-time efforts to our operations. Our other officers and directors are available as needed. Mr. Huttner devotes approximately 50 hours per month to our operations. As a result, we may not have the services we need at a time when they would be most helpful to us. Such a circumstance could have a detrimental effect on our operations.


We do not have substantial assets and are totally dependent upon our operations
--------------------------------------------------------------------------------
and our receivables financing program to implement our business plan. We
------------------------------------------------------------------------------
will continue to require the receivables financing program to fully implement
-----------------------------------------------------------------------------
our business plan.
-----------------

Our principal assets consist of our Albuquerque, Phoenix, and Las Vegas operations, our concept, business plan, and primary development of our business ideas to date. To date, the cash we received from our 2005 offering and our receivables financing program have been our principal source of liquidity. We continue to use the receivables financing program as our primary source of liquidity. We borrow funds from our shareholders and other investors on a regular basis. As of December 31, 2005, we had borrowed a total of $1,163,474, which we have used to finance our receivables. There can be no assurance that we can continue to obtain this funding when needed or in the amounts needed to fully implement our business plan, including operating all of centers. If we cannot obtain additional receivables financing when we need it, we may be required to curtail or cease operations.


Other than our operations and receivables financing program, we do not have any
------------------------------------------------------------------------------
other source of funding for our business plan and may be unable to find any such
------------------------------------------------------------------------------
funding if and when needed.
--------------------------

Other than our operations and receivables financing program, we have not identified or sought any other source of capital. As a result we do not have alternate source of funds. If we do find an alternative source of capital, the terms and conditions of acquiring this capital may result in dilution and the resultant lessening of value of the shares of present stockholders.


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

Our stock price is volatile, and you may not be able to resell your shares at or
--------------------------------------------------------------------------------
above the original price you paid for it.
----------------------------------------

There has been, and continues to be, a limited public market for our common stock. Our common stock trades on the NASD Bulletin Board. However, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

*    actual or anticipated fluctuations in our operating results;

* changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

* changes in market valuations of other staffing companies, particularly those that market services such as ours;

* announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

* introduction of technologies or product enhancements that reduce the need for our services;

*    the loss of one or more key customers; and

*    departures of key personnel.

Further, we cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. The factors which we have discussed in this document may have a significant impact on the market price of our common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

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


(b) NARRATIVE DESCRIPTION OF THE BUSINESS

General Information
-------------------
Tradestar Services, Inc. (the "Company") was incorporated in the State of Nevada on September 3, 2003 under the name Frontier Staffing, Inc. We were formed to acquire Tradestar Construction Services, Inc., a New Mexico corporation, which is a wholly-owned subsidiary operating an employment staffing service specializing in the placement of both long-term and short-term skilled and unskilled construction labor to the New Mexico, Arizona and Nevada construction markets. Tradestar Construction Services, Inc. was incorporated in 2001.

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

In October, 2005, we amended our Articles of Incorporation to change our name to Tradestar Services, Inc. We remain a Nevada corporation.

Our headquarters are located at our principal office 3451-A Candelaria NE, Albuquerque, New Mexico 87107. Our phone number at our headquarters is (505) 872-3133. Our fiscal year end is December 31.

Overview of our Operations
--------------------------
We develop, own, and operate employment service centers in specific regional areas specializing in the placement of skilled construction labor. We provide both skilled commercial craftsmen and general unskilled labor to the construction markets located in the areas where we operate. These employees include electricians, sheet metal installers and fabricators, pipefitters, plumbers, carpenters, drywallers, welders and unskilled general laborers.

We hire these employees to work for our customer clients. Our services include paying the salaries and benefits and keeping a record of work for these employees on behalf of our construction company clients.

At the present time, we have three centers, one located in Albuquerque, from which we operate in the New Mexico construction market, one in Phoenix, Arizona, from which we operate in the Arizona construction market, and one in Las Vegas, Nevada, from which we operate in the Nevada construction market. The operations of the Albuquerque center are by our wholly-owned subsidiary, Tradestar Construction Services, Inc. We operate the Phoenix and Las Vegas centers directly.

Our center in Phoenix, Arizona was opened in February, 2005. Our center in Las Vegas, Nevada was opened in August, 2005.

Our Albuquerque center has a list of over 300 clients who have used our services. Approximately 80 clients use our services at the present time. We have several significant clients, but no single client accounts for more than fifteen percent of our working employees at any one time.

The Phoenix center began operations in February, 2005. This center was organized to operate in the same manner as the Albuquerque center. It has 55 clients at the present time. We have been profitable in this center since August, 2005. We have several significant clients, but no single client accounts for more than fifteen percent of our working employees at any one time.

The Las Vegas center began operations in August, 2005. This center was organized to operate in the same manner as the Albuquerque and Phoenix centers. It has 30 clients at the present time. We have not been profitable in this center since inception. We have several significant clients, but no single client accounts for more than fifteen percent of our working employees at any one time.

We have full-time sales representatives who solicits potential clients on a daily basis. In addition, all staff has been cross-trained to respond to inquiries regarding our services.

Our fee structure varies depending upon the skill level of the employee and the type of work performed. Our fees range from $ 11.83 per hour for general laborers to up to $ 36.83 per hour for supervisory personnel. Our contracts require us to provide for fringe benefits for our employees. The length and other terms of the contracts vary with each individual situation and client.

We believe that the current construction market in which all of our centers operate is very promising.

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

The Phoenix, Arizona area is very competitive. Our major competitors are Contractors Labor Pool, Inc., Tradesmen International, Inc., Contractors and Builders, Inc., TradeSource, Inc., Labor Ready, Inc., Construction Employment Services, Inc., Command Staffing, Inc., Skilled Services Corporation, as well as various local union organizations. We believe that we can compete directly with each of these competitors.

The Las Vegas, Nevada area is also very competitive. Our major competitors are CLP (Contractors Labor Pool), Contractors and Builders and local union organizations. We believe that we can compete directly with each of these competitors.

In general, we expect our primary competition to be from a combination of established employment agencies and from local unions. We believe that our services are more attractive to our clients than direct hiring by these clients because we can provide immediate staffing, with no long lead time. Also, since our employees are temporary, there are no issues regarding long termination procedures and employers can hire when they need staff and not have to keep excess staff on the payroll in down time periods. We believe that we offer our clients flexibility and cost savings. We cannot guarantee that we will be able to successfully compete in any market, including in Albuquerque, New Mexico, Phoenix, Arizona, or Las Vegas, Nevada.

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

(g) EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have 20 full-time office employees in our company, with a total of 7 located in our Albuquerque, New Mexico center, 9 employees located in our Phoenix, Arizona center, and 4 employees in our Las Vegas, Nevada center. All of our skilled and unskilled labor are our employees, but are loaned by us to our clients for specific projects. Our skilled and unskilled labor are compensated on an hourly basis for time worked. They do not receive any compensation unless they are loaned by us. The number of these employees will vary, depending upon our construction company clients.

With exception of Mr. Huttner, none of our officers and directors receive compensation for the work they perform on our behalf. Mr. Huttner was previously paid $8,000 per month. Beginning in November, 2005, he is paid $10,000 per month by us. Mr. Huttner devotes approximately 50 hours per month to our operations. For the year ended December 31, 2005, we recorded the estimated value of the foregone salary of $50,000 for Mr. Downs. For the period ended December 31, 2003, we recorded the estimated value of the foregone salary of $12,000 for Mr. Huttner. In addition, we have recorded the estimated value of the foregone salary for the twelve month period ended December 31, 2004 at $9,000 for Mr. Huttner and $50,000 for Mr. Downs. Our officers and directors are also reimbursed for any out-of-pocket expenses they incur on our behalf. In the future, we may approve additional payment of salaries for our management, but currently, no such plans have been approved. For our full-time office employees, we pay for vacation and holidays and provide major medical coverage. We only pay sick pay to our full-time office employees. In addition, none of our officers, directors or employees is a party to any employment agreements. However, we may adopt such plans in the future.

(h) SUBSEQUENT EVENTS

We opened a satellite office to our Phoenix, Arizona operation in February of 2006.

In February and March of 2006, Messrs Downs and Huttner advanced a total of $300,000 to the Company to augment working capital. This advance was in the form of two unsecured notes, each of which are payable on demand and carry an interest rate of 10%.

In March, 2006, we amended our prior letter of intent with a private corporation to reflect a change in purchase price of $18,000,000 from $21,000,000. Under the letter of intent, the seller will receive a promissory note of approximately $3.4 million and cash of $2 million, Tradestar stock of 11,674,500 shares at $.40 per share and assumption of approximately $8 million in debt.

(i) HOW TO OBTAIN OUR SEC FILINGS

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at our principal office 3451-A Candelaria NE, Albuquerque, New Mexico 87107. Our phone number at our headquarters is (505) 872-3133.

ITEM 2. DESCRIPTION OF PROPERTIES.

Our executive offices are located at 3451-A Candelaria NE, Albuquerque, New Mexico 87107. Our phone number at our headquarters is (505) 872-3133. We rent this office space under a non-cancelable lease agreement from a non-affiliated third party. We signed a new lease in October, 2005. The lease calls for payments ranging from $2,790 to $3,020 plus common area expenses over the term of the lease expiring September 30, 2010. Our President has personally guaranteed this lease. We own office equipment to furnish our offices. All of our management activities are performed in New Mexico.

We have an office in Phoenix, Arizona. We entered a lease for office space under a non-cancelable lease agreement with a non-affiliated third party. The lease calls for lease payments ranging from $4,092 to $4,604 plus common area expenses over the term of the lease expiring March 31, 2010. Our President has also personally guaranteed this lease.

We have an office in Las Vegas, Nevada. We entered into a lease for office space under a non-cancelable lease agreement. The lease calls for lease payments of $3,120 plus common area expenses and other miscellaneous expenses over the term of the lease expiring June 30, 2010. Our President has personally guaranteed this lease

ITEM 3. LEGAL PROCEEDINGS.

No legal proceedings to which we are a party were pending during the reporting period. We know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our shareholders meeting on October 7, 2005. At this meeting, we elected Clarence Downs, Frederick A. Huttner, Douglas Parker, Richard Piske III, and Guy David Knoller as directors; we amended our Articles of Incorporation to change our name to Tradestar Services, Inc.; and we approved and ratified our 2005 Incentive Compensation Plan. We also approved Gordon, Hughes & Banks, LLP as our auditors for the fiscal year ended December 31, 2005. A total of 75% of the outstanding shares were represented in person or by proxy. All such persons represented in person or by proxy voted for all of the proposals.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) PRINCIPAL MARKET OR MARKETS

In July, 2005 our securities became listed and began trading on the NASD Bulletin Board. In October, 2005, our trading symbol was changed to TDSV.OB. Because we trade in the NASD Bulletin Board, a shareholder may find it difficult to dispose of or obtain accurate quotations as to price of our securities. In addition, The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stock and for trades in any stock defined as a penny stock.

The following table sets forth the high and low closing bid prices of our common stock for the periods indicated in 2005:

                                            Bid Price
                                  High        Low
                                  ----        ---
                 Third Quarter    $2.00       $0.25
                 Fourth Quarter   $0.94       $0.25


On March 15, 2006, the closing bid price of our common stock in the OTC Bulletin Board was $.52 per share and our volume was -0- shares.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of the date hereof, a total of 10,950,000 of shares of our Common Stock were outstanding and the number of holders of record of our common stock at that date was 88.

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

(a) GENERAL INFORMATION

Tradestar Services, Inc. was incorporated in the State of Nevada on September 3, 2003 under the name Frontier Staffing, Inc.. We were formed to acquire Tradestar Construction Services, Inc., a New Mexico corporation, which is a wholly-owned subsidiary operating as an employment staffing service specializing in the placement of both long-term and short-term skilled and unskilled construction labor to the New Mexico construction market. In January, 2004, we acquired Tradestar Construction Services, Inc. in a stock-for-stock exchange. We issued a total of 6,400,000 shares.

On July 7, 2004, we filed a registration statement under cover of Form SB-2 with the SEC. This registration statement was effective on February 10, 2005. On March 30, 2005, we closed this public offering. We raised a total of $600,000 and sold a total of 2,000,000 common shares.

In October, 2005, we amended our Articles of Incorporation to change our name to Tradestar Services, Inc. We remain a Nevada corporation.

We develop, own, and operate employment service centers in specific regional areas specializing in the placement of skilled construction labor. We will provide both skilled commercial craftsmen and general unskilled labor to the construction markets located in the areas where we plan to operate. We currently have operations located in Albuquerque, New Mexico, Phoenix, Arizona, and Las Vegas, Nevada.

Our headquarters are located at our principal office 3451-A Candelaria NE, Albuquerque, New Mexico 87107. Our phone number at our headquarters is (505) 872-3133. Our fiscal year end is December 31.

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

We have a limited operating history in our present format and have had losses to date, and our history of losses may continue into the future. This discussion relates to our consolidated financial statements. For the year ended December 31, 2005, total revenues were $8,070,569 as compared to revenues of $3,482,629 for the same period ended December 31, 2004. At the same time, direct costs of services decreased as a percentage of revenues to 85.4% in 2005 from 88.1% in 2004. This decrease was the result of increased billing rates. Operating expenses increased in 2005 to $1,562,476 as compared to $646,612 in 2004. This increase was the result of opening two new centers in Phoenix, Arizona and Las Vegas Nevada along with the associated costs. We had a net loss in 2005 and 2004.

Direct costs of services include all direct costs incurred in providing employment services. Direct costs consist of wages for temporary employees, federal and state payroll taxes, workers compensation and per diem direct costs associated with the services. Direct costs of services are generally consistent, except for payroll taxes where the maximum contribution has been met and for workers compensation, which vary with each job site. Our direct costs of services for the year ended December 31, 2005 were $6,890,286 compared to direct costs of services of $3,066,841 for the same period ended December 31, 2004.

The difference between gross revenues and direct costs of services is gross profit. Our gross profit for the year ended December 31, 2005 was $1,180,283 compared to gross profit of $415,788 for the same period ended December 31, 2004. Our higher revenues contributed directly to our higher gross profit.

We anticipate that overhead costs in current operations will remain fairly constant as sales improve except for costs associated with marketing. Hence each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. Thus, additional sales contribute to liquidity at a higher return on sales due to not needing to expand overhead at the same pace. Albuquerque has been a slow market to accept change and outsiders. We are seeing the New Mexico market grasp the outsourcing of skilled labor. Since March 2004, we have continued to see an improvement in our sales. In 2005, the monthly average sales were $320,000 compared to a monthly average for 2004 of $260,000. Also we continue to work to reduce our workers compensation rates and improve our margins with new clients. It is too early to discuss the results of our Phoenix or Las Vegas operations.

Selling, general and administrative expenses for the year ended December 31, 2005 increased to $1,562,476 compared to $646,612 for the same period ended December 31, 2004. The increase in selling, general and administrative expenses was due to higher professional fees and payroll costs. The interest expense for the year ended December 31, 2005 was $133,641 increased as compared to interest expense of $28,205 for the same period ended December 31, 2004. The increase is a result of Mr. Downs increasing the note payable to him, the sales growth and applicable growth in accounts receivable financing, the start-up costs for our Phoenix and Las Vegas offices. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

As a result of the foregoing, we had a net loss of $540,832 for the year ended December 31, 2005 compared to a net loss of $287,673 for the same period ended December 31, 2004. This resulted in a net loss of $0.05 per share for the year ended December 31, 2005 compared to a net loss of $.03 per share for the same period ended December 31, 2004.

Regarding the interest expense in 2005 and 2004, as part of the reorganization effective January 1, 2004, Mr. Downs agreed in 2004 to reduce advances he had made to Tradestar and due him by $611,634, and formalized the terms of the remaining outstanding $250,000 principal to provide for interest at 7% per annum, with a balloon payment due on December 31, 2009. Subsequently, in 2004, Mr. Downs advanced the Company $280,482 and was repaid $44,469. During 2005, Mr. Downs advanced the Company an additional $420,324, was repaid $550,000, which resulted in a total of $ 358,385 due him at December 31, 2005.

Beginning in July 2005, we entered an agreement with a number of investors for the issuance of 9% Secured promissory notes, due along with any unpaid interest 18 months after issuance. Our President and Chief Financial Officer are part of the investor group. Under the terms of the notes, we granted the lenders a security interest in our accounts receivable and any other of our assets as set forth in a security agreement. We began to make interest-only payments monthly in August, 2005. As of December 31, 2005, we had a total of $1,163,474 of principal in 9% Secured promissory notes

We also agreed to pay the lenders an origination fee of five percent (5%) of the principal amount of the notes, a total of $58,174, consequently, net loan proceeds of $1,105,300 were received. In addition to the loan origination fee, the lenders were also granted warrants to purchase common stock equal to 10% of the loan principal (i.e. covering 116,347 shares). The warrants vest immediately, are exercisable at $.30 per share and expire in 2010. The estimated value of the warrants, $61,308 was recorded as a debt discount and is being amortized over the term of the notes.

In August, 2005 we issued Warrants to acquire a total of 200,000 common shares, at a price equal to Thirty Cents ($0.30) per share, to the investment banking firm of Sanders Morris Harris. The Warrants are for the period commencing on August 1, 2005 and expiring on August 1, 2010. The fair value of the warrants being $46,883 was estimated on the grant date using the Black-Scholes Model with the following assumptions: dividend yield - 0%; expected volatility - 108.92%; risk-free rate - 4.16%; expected life - 5 years.

In November 2005, we granted 150,000 stock options to a member of our board of directors and 150,000 options were granted to our operations manager. The options vest 1/3rd December 31, 2005, 1/3rd December 31, 2006 and 1/3rd December 31, 2007. In addition, two other board members were each granted 25,000 stock options, which vest on December 31, 2005. All of the stock options granted have an exercise price of $0.30 per share and are exercisable for 5 years.

In January of 2004, we granted a director an option to purchase 100,000 shares of our common stock at $.15 per share. The option vests ratably over three years and is exercisable for six years. The option, if valued at the initial public offering price using the minimum value method as applied by the Black-Scholes option pricing model at $0.30 per share, would be $16,993.

In January of 2004, we granted a consultant an option to purchase 100,000 shares of our common stock at $.15 per share. The option vests immediately and expires January 8, 2007. The option was valued using the Black-Scholes option pricing model which resulted in an expense of $941 during 2004.

Each of these options were priced at the then most recent quoted market price of our common stock.

(c) LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had cash or cash equivalents of $759,750, compared to cash or cash equivalents of $142,807 as of December 31, 2004.

Net cash used in operating activities was $915,821 for the year ended December 31, 2005, compared to net cash used of $226,577 for the year ended December 31, 2004. The increase in payroll liabilities was offset by increased accounts receivable, causing the reduction of cash provided from operations.

Cash flows used by investing activities were $42,860 during the year ended December 31, 2005, compared to $6,701 for the year ended December 31, 2004.

Cash flows provided by financing activities accounted for $1,575,624 for the year ended December 31, 2005, compared to net cash provided of $242,553 for the year ended December 31, 2004. These cash flows were primarily related to shareholder advances, proceeds from notes payable and the sale of common stock.

Over the next twelve months we do not expect to incur significant capital costs. We have already incurred most of our costs relating to the opening of our Phoenix and Las Vegas centers, which included office furniture, office equipment, software and signage. With the Phoenix and Las Vegas centers open, our on-going monthly operating costs will be approximately $202,333 including salaries, advertising, office expense and professional fees. Of this amount, Phoenix and Las Vegas operations will be approximately $99,000 to $111,000 per month.

Our principal source of liquidity has been Shareholder advances, proceeds received from notes payable and the sale of common stock. Our operating cash flow is closely tied to the economy of each city and the U.S. economy. A slow down in construction will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the number of our centers and, consequently, our revenues. If we succeed in expanding our customer base and generating sufficient revenues, we will become profitable. However, we cannot guarantee that this will ever occur.

Proposed Milestones to Implement Business Operations
----------------------------------------------------

At the present time, we are operating from three centers, one in Albuquerque, New Mexico, one in Phoenix, Arizona, which opened in February, 2005, and one in Las Vegas, Nevada, which opened in August, 2005.

For the new fiscal year, we do not know if we will open an additional center. If we complete our proposed acquisition of a private corporation, we plan to devote substantially all of our efforts toward the integration of this acquisition and the operation of our current centers. This potential acquisition represents an expansion into a new segment of the staffing industry, which is oil and gas field services.

However, when we do open a center, our plan will remain the same. In determining whether to open a center, we perform an analysis of a specific region before making a decision. We begin by looking at construction markets rated at least in the top ten in activity and number of dollars spent as determined by government rankings. Each region must have a specific percentage mix of ready skilled labor. We also look at the competitors in the market as we believe that they provide a gauge of the sales in the market. We look at sales channels that our competitors may not be servicing for value added complements to our services we offer clients. We look at the employment rates in skilled labor in the market to see if an ample inventory of labor is available to us to service our clients. We also look at wage, benefit and workers comp rates being paid to see if they allow a reasonable return on investment to be made. Workers compensation insurance is an area we analyze thoroughly because of its large impact on gross profit. Finally, we analyze the ability to generate at least $3.0 million in sales from each market as our minimum sales criteria. We continue to review our criteria for an additional center and have not yet finalized our decision on a center in either Texas, Nevada, Utah or Colorado. However, we believe that these areas are promising for a center. We plan eventually to have centers in these states.

In February, 2005, we started recruiting and training in-house staff for our Phoenix, Arizona center. In August, 2005, we started recruiting and training in-house staff for our Las Vegas, Nevada center. In each case, we recruited skilled construction craftsmen and general labor through classified advertisements in local newspapers and by word of mouth. At the same time, we contacted prospective users of our service. We used trade organizations to begin making contacts. Every time we open a center, we perform the same preliminary functions.

It is our plan to be profitable after approximately twelve months of full operations in each center, although we cannot guarantee that we will. We believe that we have finally developed sufficient business in the Albuquerque market to be profitable in this center. With the profitability of the Phoenix center, we believe that our company will become profitable, although we cannot guarantee that we will. We do not expect to be profitable in the Las Vegas center until the second quarter of 2006. The following criteria for the milestones are based on estimates derived from research and marketing data accumulated by our directors. They are only estimates, however.

Beginning in July 2005, we entered an agreement with a number of investors for the issuance of 9% Secured promissory notes, due along with any unpaid interest 18 months after issuance. Our President and Chief Financial Officer are part of the investor group. Under the terms of the notes, we granted the lenders a security interest in our accounts receivable and any other of our assets as set forth in a security agreement. We began to make interest-only payments monthly in August, 2005. As of December 31, 2005, we had a total of $1,163,474 of principal in 9% Secured promissory notes.

We also agreed to pay the lenders an origination fee of five percent (5%) of the principal amount of the notes, a total of $58,174. Consequently, net loan proceeds of $1,105,300 were received. In addition to the loan origination fee, the lenders were also granted warrants to purchase common stock equal to 10% of the loan principal (i.e. covering 116,347 shares). The warrants vest immediately, are exercisable at $.30 per share and expire in 2010. The estimated value of the warrants, $14,424 was recorded as a debt discount and is also being amortized over the term of the notes.

In March, 2006, we amended our prior letter of intent with a private corporation to reflect a change in purchase price of $18,000,000 from $21,000.000. Under the letter of intent, the seller will receive a promissory note of approximately $3.4 million and cash of $2 million, Tradestar stock of 11,674,500 shares at $.40 per share and assumption of approximately $8 million in debt. The estimated value of the warrants, $14,424 was recorded as a debt discount and is also being amortized over the notes.

Other than the 9% Secured promissory notes received in 2005, no commitments to provide additional funds have been made by management or current shareholders. However, if we complete our proposed acquisition, we must raise additional capital to fund the project. If we do not complete the acquisition, we plan to sell additional notes and/or equity to increase our liquidity. We do not have a specific amount at this time. There is no assurance that additional funds will be made available to us on terms that are acceptable, or at all, if and when needed. We expect to generate revenues shortly after commencement of business, but there can be no assurance we will generate revenues sufficient to continue operations or to expand.

Initially, our advertising and marketing focus will be directed to advertising in local newspapers. We also are planning to rely on the possibility of word-of-mouth advertising once we open and will strive to satisfy our customers. We believe that word-of-mouth advertising will be an effective form of advertising because of Mr. Downs' previous reputation in the staffing business and in the construction market in general and the quality of service that we bring to clients. We believe that satisfied clients will bring more and repeat customers.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customer payment history and current credit worthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, those uncertainties require us to make frequent judgments and estimates regarding our customers' ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customers will not be able to make the required payments at either contractual due dates or in the future. Over the past two years, reserves for doubtful accounts, as a percentage of total sales before bad debt expense, have ranged from 2.3% to 3.4%. At December 31, 2005 and 2004, reserves for doubtful accounts totaled $185,152, or 2.3%, and $118,722, or 3.4% of total sales before bad debt expense, respectively. We believe that our reserve for doubtful accounts is adequate to cover anticipated losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.

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


ITEM 7. FINANCIAL STATEMENTS.

                            TRADESTAR SERVICES, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                       Page (s)
                                                                       --------

Report of Independent Registered Public Accounting Firm                   F-2

Consolidated Balance Sheet                                                F-3

Consolidated Statements of Operations                                     F-4

Consolidated Statements of Stockholders' Equity                           F-5

Consolidated Statements of Cash Flows                                     F-6

Notes to Financial Statements                                         F-7 - F-16

             Report of Independent Registered Public Accounting Firm


To the Board of Directors
Tradestar Services, Inc.
Albuquerque, New Mexico


We have audited the accompanying consolidated balance sheet of Tradestar Services, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tradestar Services, Inc. at December 31, 2005 and the consolidated results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.


/S/  Gordon, Hughes & Banks, LLP
---------------------------------
Gordon, Hughes & Banks, LLP
Golden, Colorado
February 24, 2006

                            TRADESTAR SERVICES, INC.
                           Consolidated Balance Sheet
                                December 31, 2005


                                     Assets

Current Assets:

         Cash and Equivalents                                       $   759,750
         Accounts Receivable, Less Allowance for Doubtful
           Accounts of $185,152, Security for 9% Promissory Notes     2,091,973
                                                                    -----------

                  Total Current Assets                                2,851,723

Property and Equipment at Cost, Less Accumulated Depreciation            72,934
Security Deposits                                                        13,025
                                                                    -----------

                  Total Assets                                      $ 2,937,682
                                                                    ===========


                      Liabilities and Stockholders' Equity

Current Liabilities:

         Accounts Payable                                           $   185,147
         Accrued Expenses                                             1,059,383
         Accrued Interest Payable                                        70,621
                                                                    -----------

                  Total Current Liabilities                           1,315,151

Long Term Liabilities:

         Note Payable to Shareholder                                    358,385
         9% Promissory Notes Payable, Net of $54,091 Discount         1,109,383
                                                                    -----------

                  Total Long Term Liabilities                         1,467,768
                                                                    -----------

                  Total Liabilities                                   2,782,919

Stockholders' Equity:

         Preferred Stock, $.01 Par Value per Share, 1,000,000
           Authorized, None Issued
         Common Stock, $.001 Par Value per Share, 50,000,000
           Authorized, 10,950,000 Issued and Outstanding                 10,950
         Additional Paid-In-Capital                                   1,494,830
         Accumulated (Deficit)                                       (1,351,017)
                                                                    -----------

                  Total Stockholders' Equity                            154,763
                                                                    -----------

                  Total Liabilities and Stockholders' Equity        $ 2,937,682
                                                                    ===========


                 See Accompanying Notes to Financial Statements.

                            TRADESTAR SERVICES, INC.
                      Consolidated Statements of Operations


                                                Years Ended December 31,
                                               ----------------------------
                                                   2005            2004
                                               ------------    ------------

Revenue                                        $  8,070,569    $  3,482,629

Direct Cost of Services                           6,890,286       3,066,841
                                               ------------    ------------
                  Gross Profit                    1,180,283         415,788

Operating Expenses:

         Selling, General and Administrative      1,562,476         646,612
         Depreciation                                24,998          28,644
                                               ------------    ------------
                  Operating (Loss)                 (407,191)       (259,468)

         Interest Expense                          (133,641)        (28,205)
                                               ------------    ------------

Net (Loss)                                     $   (540,832)   $   (287,673)
                                               ============    ============

Net (Loss) Per Share, Basic and Diluted        $      (0.05)   $      (0.03)
                                               ============    ============
Weighted Average Shares Outstanding              10,950,000       8,950,000
                                               ============    ============


                 See Accompanying Notes to Financial Statements.


                            TRADESTAR SERVICES, INC.
            Consolidated Statements of Stockholders' Equity (Deficit)
                 For the Years Ended December 31, 2005 and 2004


                                                Common Stock             Additional      Stock
                                              -------------------------    Paid-In     Subscripts    Accumulated
                                                Shares        Amount       Capital     Receivable     (Deficit)
                                              -----------   -----------   -----------   -----------    -----------
January 1, 2004                                 8,950,000   $     8,950   $   725,581   $    (6,540)   $  (522,512)

         Salaries Contributed by Officers            --            --          59,000          --             --

         Stock Options Issued to Consultant          --            --             941          --             --

         Collection of Stock Subscriptions           --            --            --           6,540           --

         Net (Loss)                                  --            --            --            --         (287,673)
                                              -----------   -----------   -----------   -----------    -----------

December 31, 2004                               8,950,000         8,950       785,522   $      --         (810,185)

         Salaries Contributed by Officers            --            --          50,000          --             --

         Sale of Common Stock                   2,000,000         2,000       598,000          --             --

         Warrant Expense                             --            --          46,884          --             --

         Warrants Issued With Notes Payable          --            --          14,424          --             --

         Net (Loss)                                  --            --            --            --         (540,832)


December 31, 2005                              10,950,000   $    10,950   $ 1,494,830   $      --      $(1,351,017)
                                              ===========   ===========   ===========   ===========    ===========

                 See Accompanying Notes to Financial Statements.

                            TRADESTAR SERVICES, INC.
                      Consolidated Statements of Cash Flows


                                                                          Years Ended December 31,
                                                                          -------------------------
                                                                             2005           2004
                                                                          -----------    -----------
Cash Flow (used in) Operating Activities:
         Net (Loss)                                                       $  (540,832)   $  (287,673)
         Adjustments to Reconcile Net (Loss) to Cash
           (Used In) Operations:
                  Depreciation Expense                                         24,998         28,644
                  Amortization Expense                                         18,507           --
                  Warrant Expense                                              46,884           --
                  Stock Option Expense                                           --              941
                  Services Contributed by Officers                             50,000         59,000
                  Changes in Assets and Liabilities
                           Accounts Receivable                             (1,643,889)      (213,429)
                           Accrued Expense                                  1,104,172        160,108
                           Accrued Interest Payable                            24,340         25,832
                                                                          -----------    -----------

                  Net Cash (Used) In Operating Activities                    (915,821)      (226,577)
                                                                          -----------    -----------


Cash Flows from Investing Activities:
         Purchase of Equipment                                                (29,835)        (6,701)
         Security Deposits                                                    (13,025)          --
                                                                          -----------    -----------

                  Net Cash (Used) in Investing Activities                     (42,860)        (6,701)


Cash Flows from Financing Activities:
         Shareholder Advances                                                 420,324        280,482
         Repayment of Shareholder Advances                                   (550,000)       (44,469)
         Proceeds from 9% Promissory Notes Payable                          1,105,300           --
         Proceeds from Issuance of Common Stock                               600,000           --
         Collection of Stock Subscriptions                                       --            6,540
                                                                          -----------    -----------

                  Net Cash Provided by Financing Activities                 1,575,624        242,553
                                                                          -----------    -----------

                  Net Increase in Cash and Cash Equivalents                   616,943          9,275

Cash and Equivalents at Beginning of Year                                     142,807        133,532
                                                                          -----------    -----------

Cash and Equivalents at End of Year                                       $   759,750    $   142,807
                                                                          ===========    ===========

Supplemental Cash Flow Information:
         Interest Paid                                                    $    13,964    $      --
                                                                          ===========    ===========


Supplemental Disclosure of Non-Cash Investing and Financing Activities:
         Debt Discount (Loan Origination Fee)                             $    58,174    $      --
         Warrants Issued With Notes Payable                                    14,424    $      --
         Purchase of Fixed Assets Financed by Shareholder Advance                --            2,048



                 See Accompanying Notes to Financial Statements.

                            TRADESTAR SERVICES, INC.
                          Notes to Financial Statements


(1)  Business and Summary of Significant Accounting Policies

a)   Nature of Business

          Tradestar Services, Inc. (the "Company") was incorporated in Nevada on September 3, 2003.

          The Company provides temporary staffing services to commercial construction contractors located primarily in New Mexico, Arizona and Nevada. The Company's offices are in Albuquerque, Phoenix, and Las Vegas (see Note 11).

b)   Financial Results and Liquidity

          The Company has incurred net operating losses of approximately $541,000 and $288,000 for the years ended December 31, 2005 and 2004, respectively. Furthermore, the Company has been reliant on its majority shareholder for continued financial support. The loss of this support in the near term could have a detrimental effect on the Company.

          On July 7, 2004, we filed a registration statement under cover of Form SB-2 with the SEC. This registration statement was effective on February 10, 2005. On March 30, 2005, we closed this public offering. We raised a total of $600,000 and sold a total of 2,000,000 common shares.

          For the new fiscal year, we do not know if we will open an additional center. If we complete our proposed acquisition of the private corporation, we plan to devote substantially all of our efforts toward the integration of this acquisition and the operation of our current centers. This potential acquisition represents an expansion into a new segment of the staffing industry, which is oil and gas field services.

          Over the next twelve months we do not expect to incur significant capital costs. We have already incurred most of our costs relating to the opening of our Phoenix and Las Vegas centers, which included office furniture, office equipment, software and signage. With the Phoenix and Las Vegas centers open, our on-going monthly operating costs will be approximately $202,333 including salaries, advertising, office expense and professional fees. Of this amount, Phoenix and Las Vegas operations will be approximately $99,000 to $111,000 per month.

          Our operating cash flow is closely tied to the economy of each city and the U.S. economy. A slow down in construction will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the number of our centers and, consequently, our revenues. If we succeed in expanding our customer base and generating sufficient revenues, we will become profitable. However, we cannot guarantee that this will ever occur.

c)   Use of Estimates

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

d)   Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of Tradestar Services, Inc. and its wholly-owned subsidiary, Tradestar Construction Services, Inc. All inter-company balances and transactions have been eliminated.

e)   Recognition of Revenue and Costs of Services

          Revenues consist of hourly charges billed customers for the services of employees assigned to worksites. Gross billings are rendered weekly and are recognized at the time service is provided customers.

          Direct costs of services include compensation paid worksite employees, related payroll taxes, per diem and workers' compensation insurance. Costs of services are recognized when incurred based on hours worked by worksite employees.

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

j)   Net Earnings (Loss) Per Share

          Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the year is normally determined on the assumption that convertible equity instruments, such as stock options, are converted. However, as the Company has a net (loss) for the years ended December 31, 2005 and 2004 such conversion would be anti-dilutive and hence, basic and dilutive loss per share are the same.

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

l)   Advertising

          The Company expenses advertising costs as they are incurred. Total advertising costs during 2005 and 2004 were $185,572 and $24,398 , respectively.

m)   Concentration of Credit Risk

          SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of significant concentrations of credit risk regardless of this degree of such risk. Financial instruments with significant credit risk include cash. The Company maintains its cash in one bank. Its bank accounts are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. Management believes that the institution is financially sound.

n)   Stock-Based Compensation

          The Company accounts for its stock-based compensation using Accounting Principles Board Opinion No. 25 ("APB No. 25"). Under APB No. 25, compensation expense for employees and directors is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation). The stock options granted to date have had an exercise price greater than the fair value of the stock on the grant date. Accordingly, no compensation cost has been recognized for these options. Had compensation expense for the options granted been determined based on the fair value at the grant date for the options, consistent with the disclosure-only provisions of SFAS No. 123, the Company's net loss and net loss per share for the year ended December 31, 2005 and 2004 would have been increased to the pro forma amounts indicated below.

                                                               Year Ended
                                                               December 31,
                                                          ----------------------
                                                              2005       2004
          ----------------------------------------------------------------------
          Net Loss - As Reported                          $(540,832)  $(287,673)
          Net Loss - Pro Forma                            $(572,777)  $(289,665)
          Earnings (Loss) Per Common Share - As Reported  $    (.05)  $    (.03)
          Earnings (Loss) Per Common Share - Pro Forma    $    (.05)  $    (.03)

          The fair value of the common stock options granted during the years ended December 31, 2005 and 2004, for disclosure purposes, was estimated on the grant dates using the minimum value method as applied to the Black-Scholes Pricing Model using the following assumptions:

                                                  Year Ended
                                                  December 31,
                                               -------------------
                                               2005        2004
          ---------------------------------------------------------
          Expected Dividend Yield                0.00%     0.00%
          Expected Price Volatility              0.00%     0.00%
          Risk-Free Interest Rate                4.42%     2.39%
          Expected Life of Options               5 years   6 years

     Stock issued for property or services is valued at the trading price on the date of grant.

o)   Effect of New Accounting Pronouncements

          In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. Public companies will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating the unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset. The notes to the financial statements will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. For public entities that file as small business issuers, the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company.

          In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), Accounting for Conditional Asset Retirement Obligations, which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. A conditional asset retirement obligation is defined as a legal obligation to perform asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN 47 by the Company will not result in a change to current practice.

          In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement. The Company adopted the provisions of this effective January 1, 2006.

(2)  Property and Equipment

               A summary of property and equipment as of December 31, 2005 is as follows:

          Furniture, Fixtures and Equipment     $117,666
          Leasehold Improvements                  18,950
                                                --------
                                                $136,616
          Less:  Accumulated Depreciation        (63,682)
                                                --------

          Property and Equipment, Net           $ 72,934

(3)  Notes Payable

          The Company has an unsecured note payable to its majority shareholder and President totaling $358,385 as of December 31, 2005. Interest on the advances accrue at 7% per annum and totals $62,179 as of December 31, 2005. All principal and accrued interest is due December 31, 2009.

          Beginning in July 2005, we entered an agreement with a number of investors for the issuance of 9% Secured promissory notes, due along with any unpaid interest 18 months after issuance. Our President and Chief Financial Officer are part of the investor group. Under the terms of the notes, we granted the lenders a security interest in our accounts receivable and any other of our assets as set forth in a security agreement. We began to make interest-only payments monthly in August, 2005. As of December 31, 2005, we had a total of $1,163,474 of principal in 9% Secured promissory notes. We also agreed to pay the lenders an origination fee of five percent (5%) of the principal amount of the notes, a total of $58,174, consequently, net loan proceeds of $1,105,300 were received. In addition to the loan origination fee, the lenders were also granted warrants to purchase common stock equal to 10% of the loan principal (i.e. covering 116,347 shares). The warrants vest immediately, are exercisable at $.30 per share and expire in 2010. The relative value of the warrants, a total of $14,424, is being amortized as a debt discount using the interest rate method over the term of the notes.

(4)  Lease Commitments

          The Company leases office space in Albuquerque, New Mexico under a non-cancelable lease agreement accounted for as an operating lease. The lease calls for payments ranging from $2,790 to $3,020 over the term of the lease expiring on September 30, 2010. Rental expense for operating lease for the years ended December 31, 2005 and 2004 totaled $25,344 and $28,364, respectively. The Company's President has personally guaranteed this lease.

          The Company opened an office in Phoenix, Arizona on February 1, 2005. We entered into a lease for office space under a non-cancelable lease agreement with a non-affiliated third party. The lease calls for lease payments ranging from $4,092 to $4,604 plus common area expenses over the term of the lease expiring March 31, 2010. Rental expense for operating lease for the year ended December 31, 2005 totaled $49,104. Our President has also personally guaranteed this lease.

          The Company opened an office in Las Vegas, Nevada in August, 2005. We entered into a lease for office space under a non-cancelable lease agreement. The lease calls for lease payments of $3,120 plus common area expenses and other miscellaneous expenses over the term of the lease expiring June 30, 2010. Rental expense for operating lease for the year ended December 31, 2005 totaled $12,648. Our President has personally guaranteed this lease.

          Future minimum lease payments, including the Albuquerque, Phoenix, and Las Vegas leases, as of December 31, 2005 are:

                                     Year Ending
                                     -----------

                                        2005     $144,536

                                        2006      132,009

                                        2007      131,252

                                        2008      103,944

                                        2009       48,657
                                                  --------
                                                 $560,398

(5)  Business and Credit Concentrations

          The Company arranges temporary staffing for commercial construction contractors located primarily in New Mexico, Arizona and Nevada. The Company extends credit to customers on an open account basis, periodically assesses their credit worthiness but does not require collateral. There were no customers accounting for more than ten percent of revenues during 2005 or 2004.

(6)  Stock Options

          In November 2005, we granted 150,000 stock options to a member of our board of directors and 150,000 options were granted to our operations manager. The options vest 1/3rd December 31, 2005, 1/3rd December 31, 2006 and 1/3rd December 31, 2007. In addition, two other board members were each granted 25,000 stock options, which vest on December 31, 2005. All of the stock options granted have an exercise price of $0.30 per share and are exercisable for 5 years.

          In January of 2004, the Company granted a consultant of the Company an option to purchase 100,000 shares of Company common stock at $.15 per share. The option vests immediately and expires January 8, 2007. The option has been valued using the Black-Scholes option pricing model resulting in an expense of $941 during the year ended December 31, 2004.

(7)  Related Party Transactions

          The Company's President has never been paid any salary for full-time services. The Company estimated the annual value of the forgone salary at $50,000 for 2005 and 2004, which has been recorded as a contribution to capital. As disclosed in Note 3, the Company also has a note payable to this individual.

          Another officer was not paid any salary for services rendered through March 31, 2004. The Company has estimated the value of the forgone salary for the year ended December 31, 2004 at $9,000, which has been recorded as a contribution to capital. Effective April 1, 2004, the officer began receiving a salary. The Company also uses nominal office space provided by this officer on a rent-free basis.

          As disclosed in Note 4, the Company's President has personally guaranteed office leases for the Company.

(8)  Fair Value of Financial Instruments

          SFAS No. 107 requires disclosures about the fair value for all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 2005. Accordingly, the estimates presented in these statements are not necessarily indicative of the amounts that could be realized on disposition of the financial statements.

          Management has estimated the fair values of cash, accounts receivable, accounts payable and accrued expenses to be approximately their respective carrying values reported on these statements because of their short maturities. The carrying amounts of notes payable approximates fair value because their interest rates approximates market for items of similar risk.

(9)  Income Taxes

          At December 31, 2005, the Company had a net operating loss carryforward of approximately $500,000 that may be offset against future taxable income, if any, until 2025. These carryforwards are subject to review by the Internal Revenue Service.

          The Company has fully reserved the approximate $140,000 tax benefit of the operating loss carryforward (an increase of $97,000 during 2005), by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

(10) Stockholders' Equity

          In January 2004, the Company granted a director and a consultant of the Company options to purchased 200,000 shares of common stock at $.15 per share (100,000 shares each). The options expire in six years and three years, respectively.

          On July 7, 2004, we filed a registration statement under cover of Form SB-2 with the SEC. This registration statement was effective on February 10, 2005. On March 30, 2005, we closed this public offering. We raised a total of $600,000 and sold a total of 2,000,000 common shares.

          In August, 2005 we issued Warrants to acquire a total of 200,000 common shares, at a price equal to Thirty Cents ($0.30) per share, to the investment banking firm of Sanders Morris Harris. The Warrants are for the period commencing on August 1, 2005 and expiring on August 1, 2010. The warrants, valued at $46,884, were expensed in 2005.


(11) Events Subsequent to December 31, 2005 (Unaudited)

          Subsequent to year-end, the Company opened a satellite office in West Phoenix, Arizona. The Company entered into a lease for office space under a non-cancelable lease agreement. The lease calls for lease payments ranging from $2,200 to $2,425 over the term of the lease expiring on December 31, 2008.

          In February and March of 2006, the Company's Chairman and President advanced a total of $300,000 to the Company to augment working capital. This advance was in the form of two unsecured notes, each of which are payable on demand and carry an interest rate of 10%.

          In March, 2006, we amended our prior letter of intent with a private corporation to reflect a change in purchase price of $18,000,000 from $21,000,000. Under the letter of intent, the seller will receive a promissory note of approximately $3.4 million and cash of $2 million, Tradestar stock of 11,674,500 shares at $.40 per share and assumption of approximately $8 million in debt.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our independent registered public accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including the Company's Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

The Company has made no significant changes in its internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our Directors and Executive Officers, their ages and positions held with us as of December 31, 2005 are as follows:


      NAME                    AGE                  POSITION HELD
-------------------           ---           ------------------------------

Clarence Downs                53            President, Chief Executive
3451-A Candelaria NE                        Officer and Director
Albuquerque, NM 87107

Fredrick A. Huttner           60            Secretary and Treasurer, Chief
3451-A Candelaria NE                        Financial Officer
Albuquerque, NM 87107

Douglas Parker                53            Director
3451-A Candelaria NE
Albuquerque, NM 87107

Richard Piske III             56            Director
3451-A Candelaria NE
Albuquerque, NM 87107

Guy David Knoller             59            Director
3451-A Candelaria NE
Albuquerque, NM 87107

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

Fredrick A. Huttner was been the President and Director of our company from inception. In January, 2004, he became Secretary-Treasurer. Since 1994, he has served as Chairman and President of Huttner and Company, a private consulting firm offering business consulting services to entrepreneurial growth companies. From 2000 to 2002, he was a principal of Innovation Growth Partners, LLC, a private consulting firm which had acquired Huttner and Company during this period. Also from 2000 until 2002, he was a director of Intercom Systems, Inc., a public company originally organized to develop measuring devices in the telecommunications industry. This company completed a reverse acquisition in 2002. He received a bachelor's degree from New York University in 1971 and has been a member of the American Institute of Certified Public Accountants since 1977. Mr. Huttner currently devotes part time on an as needed basis to our business, which generally amounts to about twenty hours per week.

Douglas Parker has been a Director of our company since January, 2004. From 2004 to the present, he is also the Chief Financial Officer of Production Enhancement Group, which is a private oil field services company. From 2004 to 2005, he was also the Chief Financial Officer of IIBEX Holdings, Inc, and its predecessor IIBEX, Ltd., a merchant banking firm. From August, 2003 to December 2004, he was the Chief Financial Officer and Senior Vice President of Operations of Tribute Direct, Inc., of Houston, Texas, a private company in the funeral products industry. From August, 2003 to December, 2003, he was also involved as a consultant to EPC Global, Inc., a private United Kingdom company involved in engineering staffing. From January, 2003 to July, 2003, he was Chief Executive Officer and President of Pliant Technologies, Inc., of Houston, Texas, a private start-up software company. From 1995 to 2002, he was Chief Financial Officer and Corporate Controller of FS Strategies/Talent Tree, a nationwide private commercial staffing company with a primary focus on clerical, light industrial, health services, and information technology. He was also previously involved in the petroleum industry. He has been a Director of Boulder Capital Opportunities II, Inc., a public petroleum company, since December, 2005. He is a Certified Public Accountant - Texas. Mr. Parker has an MBA, Finance and Taxation and a BBA, Accounting from the University of Houston. He currently devotes on an as needed basis to our business, which generally amounts to about five hours per month.

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

Guy David Knoller has been a Director since 2005. From 1985 to the present, he has been engaged in the private practice of law as the Law Offices of Guy David Knoller, P.C. From 1984 to 1985, he was a partner in the law firm of Fannin, Terry & Hay. He is a member of the Arizona bar. Mr. Knoller has a B.A. from Bloomfield College and a J.D. from Arizona State University.

Section 16(a) Beneficial Ownership Reporting Compliance
--------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. Mr. Downs did not timely file a Form 4 for the disposition of stock, nor did he timely file his Form 5 for the fiscal year ended December 31, 2005. He has subsequently filed his Form 5.


Item 10. EXECUTIVE COMPENSATION

With exception of Mr. Huttner, none of our officers and directors receive compensation for the work they perform on our behalf. Mr. Huttner was previously paid $8,000 per month. Beginning in November, 2005, he is paid $10,000 per month by us. For the year ended December 31, 2005, we recorded the estimated value of the foregone salary of $50,000 for Mr. Downs. For the period ended December 31, 2003, we recorded the estimated value of the foregone salary of $12,000 for Mr. Huttner. In addition, we have recorded the estimated value of the foregone salary for the twelve month period ended December 31, 2004 at $9,000 for Mr. Huttner and $50,000 for Mr. Downs. In addition, our officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve payment of salaries for our management, but currently, no such plans have been approved. For our full-time office employees, we pay for vacation and holidays and provide major medical coverage. In addition, none of our officers, directors or employees is a party to any employment agreements. We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.

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

                           SUMMARY COMPENSATION TABLE
  ------------------------------------------------------------------------------

  Name and          Annual Compensation   Long-Term Comp
  Position(s)       Year   Salary            Annual       Other  Awards  Payouts
  ------------------------------------------------------------------------------

  Clarence Downs    2005   $50,000 (1)         -0-         -0-   -0-       -0-
  President         2004   $50,000 (1)         -0-         -0-   -0-       -0-
                    2003   $50,000 (1)         -0-         -0-   -0-       -0-
------------------------------------------------------------------------------
(1) This represents foregone salary to Mr. Downs for the year ended December 31, 2005, December 31, 2004, and December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 30, 2006, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. As of March 30, 2006, there were 10,950,000 shares issued and outstanding. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

     Name and Address
     Beneficial                     No. of                Percentage
     Owner                          Shares                of Ownership
     -------------------------     ---------             --------------
     Clarence Downs(1)(4)           3,755,933                    34%
     3451-A Candelaria NE
     Albuquerque, NM 87107


     Fredrick A. Huttner (2)(4)     3,450,000                    32%
     3451-A Candelaria NE
     Albuquerque, NM 87107


     Douglas Parker(3)                250,000(3)                  0%(3)
     3451-A Candelaria NE
     Albuquerque, NM 87107

     Richard Piske III(5)             100,000                     1%
     3451-A Candelaria NE
     Albuquerque, NM 87107

     Guy David Knoller (6)              -0-                       -0-
     3451-A Candelaria NE
     Albuquerque, NM 87107
     ------------------------
     All Officers and               7,305,933                    67%
     Directors as a Group
     (five persons)excluding
      stock options

     ------------------------
(1) All shares owned of record or beneficially by Mr. Downs. Includes 1,600 shares owned of record by Christopher Downs, the minor son of Mr. Downs.

(2) Includes 2,975,000 shares owned of record by the Huttner 1999 Partnership, Ltd. Includes a total of 475,000 shares owned of record in the Sanders Huttner Partnership. Mr. Huttner owns a 50% interest in both groups. Mr. Huttner's wife owns 50% of The Huttner 1999 Partnership, Ltd.

(3) Mr. Parker has a stock option to acquire total of 100,000 common shares at an exercise price of $0.15 per share. On the first anniversary of his Option Agreement, a total of 33,334 shares will vest and may be exercised. On the second anniversary of his Option Agreement, a total of an additional 33,333 shares will vest and may be exercised. On the third anniversary of his Option Agreement, a total of an additional 33,333 shares will vest and may be exercised. Mr. Parker has an additional stock option to acquire total of 150,000 common shares at an exercise price of $0.30 per share. A total of 50,000 common shares will vest on December 31, 2005, 2006, and 2007. The option is for a period of five years from December 31, 2005.

(4) A total of 8,380,000 shares of our common stock were subject to lockup agreement dated January 30, 2004 and amended January 1, 2005. Mr. Downs, Mr. Huttner's partnership and several other individual non-affiliate shareholders signed this agreement, which required, as amended, each signatory to be bound to sell shares proportionately with other signatories for a period which ended on January 31, 2006.

(5) Mr. Piske has a stock option to acquire total of 25,000 common shares at an exercise price of $0.30 per share. These common shares will vest on December 31, 2005. The option is for a period of five years from December 31, 2005.

(6) Mr. Knoller has a stock option to acquire total of 25,000 common shares at an exercise price of $0.30 per share. These common shares will vest on December 31, 2005. The option is for a period of five years from December 31, 2005.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

With exception of Mr. Huttner, none of our officers and directors receives compensation for the work they perform on our behalf. Mr. Huttner was previously paid $8,000 per month. Beginning in November, 2005, he is paid $10,000 per month by us. For the year ended December 31, 2005, we recorded the estimated value of the foregone salary of $50,000 for Mr. Downs. For the period ended December 31, 2003, we recorded the estimated value of the foregone salary of $12,000 for Mr. Huttner. In addition, we have recorded the estimated value of the foregone salary for the twelve month period ended December 31, 2004 at $9,000 for Mr. Huttner and $50,000 for Mr. Downs.

Mr. Downs has personally guaranteed the office leases to our Albuquerque, Phoenix, and Las Vegas offices.

Mr. Downs has provided unsecured advances to Tradestar Construction Services, Inc. of $420,324 as of December 31, 2005. Interest has accrued at 7% per annum. As part of a reorganization effective January 1, 2004, Mr. Downs agreed to reduce advances he had made to Tradestar and due him by $611,634, and formalized the terms of the remaining outstanding $250,000 principal to provide for interest at 7% per annum, with a balloon payment due on December 31, 2009. During 2005, Mr. Downs was repaid a total of $550,000.00, with a total of $358,385 remaining due at December 31, 2005. During 2004, Mr. Downs advanced an additional $280,482, was repaid $44,469 and as of December 31, 2004, the loan totaled $488,061 with accrued interest of $25,832.

Beginning in July 2005, we entered an agreement with a number of investors for the issuance of 9% Secured promissory notes, due along with any unpaid interest 18 months after issuance. Our President and Chief Financial Officer are part of the investor group. Under the terms of the notes, we granted the lenders a security interest in our accounts receivable and any other of our assets as set forth in a security agreement. We began to make interest-only payments monthly in August, 2005. As of December 31, 2005, we had a total of $1,163,474 of principal in 9% Secured promissory notes

We also agreed to pay the lenders an origination fee of five percent (5%) of the principal amount of the notes, a total of $58,174, consequently, net loan proceeds of $1,105,300 were received. In addition to the loan origination fee, the lenders were also granted warrants to purchase common stock equal to 10% of the loan principal (i.e. covering 116.479 shares). The warrants vest immediately, are exercisable at $.30 per share and expire in 2010.

In August, 2005 we issued Warrants to acquire a total of 200,000 common shares, at a price equal to Thirty Cents ($0.30)per share, to the investment banking firm of Sanders Morris Harris. The Warrants are for the period commencing on August 1, 2005 and on August 1, 2010.

In November 2005, we granted 150,000 stock options to a member of our board of directors and 150,000 options were granted to our operations manager. The options vest 1/3rd December 31, 2005, 1/3rd December 31, 2006 and 1/3rd December 31, 2007. In addition, two other board members were each granted 25,000 stock options, which vest on December 31, 2005. All of the stock options granted have an exercise price of $0.30 per share and are exercisable for 5 years.

In January of 2004, we granted a director an option to purchase 100,000 shares of our common stock at $.15 per share. The option vests ratably over three years and is exercisable for six years. The option, if valued at the initial public offering price using the minimum value method as applied to the Black-Scholes option pricing model at $0.30 per share, would be $16,993.

A total of 8,380,000 shares of our common stock were subject to lockup agreement dated January 30, 2004 and amended January 1, 2005. Mr. Downs, Mr. Huttner's partnership and several other individual non-affiliate shareholders signed this agreement, which requires, as amended, each signatory to be bound to sell shares proportionately with other signatories for a period which ended on January 31, 2006.

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

The following financial information is filed as part of this report:

(1)  FINANCIAL STATEMENTS

(2)  SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

       EXHIBIT NO.    DESCRIPTION
--------------------------------------------------------------------------------
          Exhibit
          Number      Description
--------------------------------------------------------------------------------
           3.1*       Articles of Incorporation
           3.2*       Bylaws
           3.3        Articles of Amendment changing the name to Tradestar
                      Services, Inc.
           5.1*       Opinion re: Legality
           9.0*       Form of Escrow Agreement
           10.1*      Agreement and Plan of Reorganization of Tradestar
                      Construction Services Inc.
           10.2*      Lockup Agreement involving certain shareholders
           10.3*      Promissory Note between the Company and Mr. Downs
           10.4*      Amended Lockup Agreement involving certain shareholders
           31.1       Certification of Chief Executive Officer pursuant to Rule
                      13a-14(a)/15(d)-14(a)
           31.2       Certification of Chief Financial Officer pursuant to Rule
                      13a-14(a)/15(d)-14(a)
           32.1       Certification of Chief Executive Officer pursuant to
                      18 U.S.C. Section 1350, as adopted pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002
           32.2       Certification  of Chief  Financial  Officer  pursuant to
                      18 U.S.C. Section 1350, as adopted pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002

     * Previously filed
--------------------------------------------------------------------------------

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's independent registered public accounting firm, Gordon, Hughes & Banks, LLP, billed an aggregate of $29,200 for the year ended December 31, 2005 for professional services rendered for the audit of the Company's annual financial statements and review of interim financial statements. Gordon, Hughes & Banks, LLP also billed $14,100 for the audit of the 2004 financial statements and services related to the filing of the Company's Form SB-2.

In addition, Gordon, Hughes & Banks, LLP billed an aggregate of $-0- for the year ended December 31, 2005 for professional services rendered for tax compliance and filings.

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


       Date                                Tradestar Services, Inc.

       MARCH 30, 2006                      By:   /s/ Clarence Downs
                                                ---------------------------
                                                Clarence Downs, President




Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.


       Date                                Tradestar Services, Inc.

       MARCH 30, 2006                      By:   /s/ Clarence Downs
                                                --------------------------------
                                                Clarence Downs, President


       MARCH 30, 2006                      By:   /s/ Frederick A. Huttner
                                                --------------------------------
                                                Frederick A. Huttner, Secretary-
                                                Treasurer, CFO
                                                Director


       MARCH 30, 2006                     By:   /s/  Douglas Parker
                                                --------------------------------
                                                Douglas Parker, Director


       MARCH 30, 2006                      By:   /s/  Richard Piske, III
                                                --------------------------------
                                                Richard Piske, III, Director

      MARCH 30, 2006                      By:   /s/  Guy David Knoller
                                                --------------------------------
                                                Guy David Knoller, Director