Form 10QSB
period 2006-03-31
TRADESTAR SERVICES, INC.
filed 2006-05-15
CIK 1277998

US Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2006
                                                 --------------

                        Commission File Number 000-51229
                                               ---------


                            TRADESTAR SERVICES, INC.
         ---------------------------------------------------------------
                 (Name of small business issuer in its charter)
                    formerly known as Frontier Staffing, Inc.


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

The number of shares outstanding of our common stock, par value $.001 per share, as of March 31, 2006 was 10,950,000 common shares and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the Bulletin Board on April 13, 2006) was approximately $2,260,000.

Transitional Small Business Disclosure Format (check one):    Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----
   PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

   Condensed Consolidated Balance Sheets as of March 31, 2006 and
   December 31, 2005                                                       3

   Condensed Consolidated Statements of Operations for the three
   months ended March 31, 2006 and 2005                                    4

   Condensed Consolidated Statements of Cash Flows for the three
   months ended March 31, 2006 and 2005                                    5

   Notes to Condensed Consolidated Financial Statements                    6

   Item 2. Management's Discussion and Analysis and Plan of Operation      8

   Item 3. Controls and Procedures                                         16


   PART II.OTHER INFORMATION

   Item 1. Legal Proceedings                                               17

   Item 2. Changes in Securities                                           17

   Item 3. Defaults Upon Senior Securities                                 17

   Item 4. Submission of Matters to a Vote of Security Holders             17

   Item 5. Other Information                                               17

   Item 6. Exhibits and Reports on Form 8-K                                17


   Signatures                                                              18

PART I.  FINANCIAL INFORMATION

All references to "us", "we", or "the Company" refer to Tradestar Services, Inc., and its subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

                            TRADESTAR SERVICES, INC,
                      Condensed Consolidated Balance Sheets



                                     ASSETS
                                                                    March 31, 2006
                                                                     (Unaudited)    12/31/2005
                                                                    ------------    ----------
Current Assets
     Cash and Equivalents                                            $   282,248    $   759,750
     Accounts Receivable, Less Allowance for Doubtful Accounts
        of $101,502, Security for 9% Promissory Notes                  2,079,463      2,091,973
     Other Current Assets                                                 15,000          --
                                                                     -----------    -----------
                 Total Current Assets                                  2,376,711      2,851,723
Fixed Assets
     Property and Equipment at Cost, Less Accumulated Depreciation        84,733         72,934
                                                                     -----------    -----------
Other Assets
     Deferred Offering Costs                                               5,000          --
     Security Deposits                                                    13,025         13,025
                                                                     -----------    -----------
                                                                     $ 2,479,469    $ 2,937,682
                 Total Assets
                                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                $   220,499    $   185,147
     Accrued Expenses                                                    135,010      1,059,383
     Accrued Interest Payable                                             70,940         70,621
                                                                     -----------    -----------
                 Total Current Liabilities                               426,449      1,315,151
Long Term Liabilities
     Accum Amort-Issuance Cost Less Debt Discount for Warrants             4,056           --
     Note Payable to Shareholder                                         658,385        358,385
     9% Promissory Notes Payable, Net of $58,239 Discount              1,106,550      1,109,383
                                                                     -----------    -----------
                 Total Long Term Liabilities                           1,768,991      1,467,768
                                                                     -----------    -----------
                 Total Liabilities                                     2,195,440      2,782,919

Stockholders' Equity
     Preferred Stock, $.01 Par Value Per Share,
        1,000,000 Authorized, None Issued                                   --            --
     Common Stock, $.001 Par Value Per Share,
        50,000,000 Authorized,
        10,950,000 Issued and Outstanding                                 10,950         10,950
     Additional Paid-In-Capital                                        1,522,796      1,494,830
     Accumulated (Deficit)                                            (1,249,717)    (1,351,017)
                                                                     -----------    -----------
                 Total Stockholders' Equity                              284,029        154,763
                                                                     -----------    -----------
                 Total Liabilities and Stockholders' Equity          $ 2,479,469    $ 2,937,682
                                                                     ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                            TRADESTAR SERVICES, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                       Three Months Ended March 31,
                                       ----------------------------
                                           2006            2005
                                       ------------    ------------

Revenue                                $  3,344,309    $  1,094,310

Direct Cost of Services                   2,669,804         912,597
                                       ------------    ------------

                        Gross Profit        674,505         181,713
                                       ------------    ------------


Operating Expenses:
      Selling, General and
      Administrative                        534,415         263,164
      Depreciation                            4,009           5,784
                                       ------------    ------------

                        Operating
                        Income (Loss)       136,081         (87,235)

      Interest Expense                      (34,783)        (10,587)
                                       ------------    ------------

Net Income (Loss)                      $    101,298    $    (97,822)
                                       ============    ============

Net Income (Loss) Per Share,
Basic and Diluted                      $       0.01    $      (0.01)
                                       ============    ============

Weighted Average Shares
    Outstanding, Basic                   10,950,000       9,193,333
                                       ============    ============

Weighted Average Shares
    Outstanding, Diluted                   356,947           --
                                       ============    ============


     See accompanying notes to condensed consolidated financial statements.

                            TRADESTAR SERVICES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                     ----------------------
                                                        2006        2005
                                                     ---------    ---------

Cash Flows (Used In) Operating Activities:
       Net Income (Loss)                             $ 101,298    $ (97,822)
       Adjustments to Reconcile Net Income (Loss)
       to Cash (Used In) Operations:
            Depreciation Expense                         4,009        5,784
            Amortization Expense                         9,710         --
            Warrant Expense                              5,730         --
            Services Contributed by Officers            12,500       12,500
            Changes in Assets and Liabilities:
                  Accounts Receivable                   12,511     (250,087)
                  Other Current Assets                 (20,000)      (8,903)
                  Accrued Expenses                    (897,462)     136,155
                  Accrued Interest Payable               8,761       10,585
                                                     ---------    ---------
                              Net Cash (Used In)      (762,943)    (191,788)
                              Operating Activities
                                                     ---------    ---------

Cash Flows From Investing Activities:
       Purchase of Equipment                           (15,809)     (40,771)
                                                     ---------    ---------
                              Net Cash (Used In)
                              Investing Activities     (15,809)     (40,771)

Cash Flows From Financing Activities:
       Shareholder Advances                            300,000      233,614

       Proceeds from 9% Promissory Notes Payable         1,250         --

       Proceeds from Issuance of Common Stock             --        600,000
                                                     ---------    ---------
                              Net Cash Provided by 301,250 833,614 Financing Activities
                                                     ---------    ---------

                              Net Increase (Decrease)
                              in Cash and
                              Cash Equivalents        (477,502)     601,055

Cash and Equivalents at Beginning of Period            759,750      142,807
                                                     ---------    ---------

Cash and Equivalents at End of Period               $ 282,248    $ 743,862
                                                     =========    =========

     See accompanying notes to condensed consolidated financial statements.

                            TRADESTAR SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


(1)  Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles for interim financial information. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of March 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Interim results of operations are not necessarily indicative of results for subsequent interim periods or the remainder of the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2005.

(2)  Net Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net loss for the quarter ended March 31, 2005, the basic and diluted average outstanding shares are considered the same, since including the shares would have an antidilutive effect on the loss per share calculation. For the quarter ended March 31, 2006, the potential common stock equivalents have a dilutive effect on the Earnings Per Share and are included in the dilutive average outstanding shares using the Treasury Stock Method.

(3)  Contributed Services

     The Company's President has not been paid any salary for full-time services. The Company has estimated the value of the forgone salary at $12,500 for the three months ended March 31, 2006 and 2005, which has been recorded as a contribution to capital.

                            TRADESTAR SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


(4)  Commencement of Operations in Arizona

     In February, 2006, the Company opened a satellite office to our Phoenix, Arizona operation. The Company entered into a lease for office space under a non-cancelable lease agreement. The lease calls for lease payments ranging from $2,200 to $2,425 over the term of the lease expiring on December 31, 2008. The Company's President has personally guaranteed this lease.


(5) The Company uses nominal office space provided by an officer on a rent-free basis.

     The Company received advances of $250,000 and $50,000, respectively, from two stockholders. During the quarter ended December 31, 2005, a vehicle with a net book value of $36,574 was transferred to one of the stockholders in partial repayment of advances to the Company.

     The Company's President has personally guaranteed the lease of the satellite office to the Phoenix, Arizona center.

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

Our headquarters are located at our principal office 3451-A Candelaria, NE, Albuquerque, New Mexico 87107. Our phone number at our headquarters is (505) 872-3133. Our fiscal year end is December 31.

Results of Operations
-------------------------------------------------------------------------------

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

We have a limited operating history in our present format and have had a history of losses which may continue into the future. However, we had our first profitable fiscal quarter for the period ended March 31. 2006.

This discussion relates to our condensed consolidated financial statements. For the fiscal quarter ended March 31, 2006, total revenues increased significantly to $3,344,309 as compared to revenues of $1,094,310 for the same period ended March 31, 2005. The increase in revenues is due to the increase in customers in New Mexico and the opening of our branch office in Tempe, Arizona.

Direct costs of services include all direct costs incurred in providing employment services. Direct costs consist of wages for temporary employees, federal and state payroll taxes, workers compensation and per diem direct costs associated with the services. Direct costs of services are generally consistent, except for payroll taxes where the maximum contribution has been met and for workers compensation, which vary with each job site. Direct costs of services decreased as a percentage of revenues to approximately 80% (a total of $2,669,804) for the fiscal quarter ended March 31, 2006, compared to approximately 83% (a total of $912,597) for the fiscal quarter ended March 31, 2005. This decrease was the result of increased billing rates.

The difference between gross revenues and direct costs of services is gross profit. Our gross profit for the fiscal quarter ended March 31, 2006 was $674,505 compared to gross profit of $181,713 for the fiscal quarter ended March 31, 2005. Our higher revenues, which are the result of opening additional centers and increasing the billing rates, contributed directly to our higher gross profit.

Direct costs of services include all direct costs incurred in providing employment services. Direct costs consist of wages for temporary employees, federal and state payroll taxes, workers compensation and per diem direct costs associated with the services. Direct costs of services are generally consistent with the increase in revenues, except for payroll taxes where the maximum contribution has been met and for workers compensation, which vary with each job site. Direct costs of services decreased as a percentage of revenues to approximately 80% (a total of $2,669,804) for the fiscal quarter ended March 31, 2006, compared to approximately 83% (a total of $912,597) for the fiscal quarter ended March 31, 2005. This decrease was the result of increased billing rates to cover increased costs.

The difference between gross revenues and direct costs of services is gross profit. Our gross profit for the fiscal quarter ended March 31, 2006 was $674,505 compared to gross profit of $181,713 for the fiscal quarter ended March 31, 2005. Our higher revenues, which are the result of opening additional centers and increasing the billing rates, contributed directly to our higher gross profit.

We anticipate that overhead costs in current operations will remain fairly constant as a factor of sales except for costs directly associated with marketing and/or the opening of additional centers. Thus, additional sales contribute to liquidity at a higher return on sales due to not needing to expand overhead at the same pace. Albuquerque has been a slow market. However, we are seeing the New Mexico market grasp the outsourcing of skilled labor. Since March 2004, we have continued to see an improvement in our sales. In the first fiscal quarter of 2006, the monthly average sales were approximately $1,114,770 compared to a monthly average of approximately $364,770 for the first fiscal quarter of 2005. By comparison, for fiscal year 2005, the monthly average sales were $320,000 compared to a monthly average of $260,000 for fiscal year 2004. Also we continue to work to reduce our workers compensation rates and improve our margins with new clients. It is too early to discuss the results of our Phoenix or Las Vegas operations.

Selling, general and administrative expenses for the fiscal quarter ended March 31, 2006 increased to $534,415 compared to $263,164 for the same period ended March 31, 2005. The increase in selling, general and administrative expenses was due to the costs associated with opening and operating three (3) new centers. The interest expense for the fiscal quarter ended March 31, 2006 increased to $34,783 as compared to interest expense of $10,587 for the same period ended March 31, 2005. The increase is a result of Mr. Downs increasing the note payable to him, the sales growth and applicable growth in accounts receivable financing, and the start-up costs for our Phoenix and Las Vegas offices. The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

As a result of the foregoing, we had our first net profit of $101,298 for the fiscal quarter ended March 31, 2006 compared to a net loss of $97,822 for the same period ended March 31, 2005. This resulted in a net profit of $0.01 per share for the fiscal quarter ended March 31, 2006 compared to a net loss of $.01 per share for the same period ended March 31, 2005.

Regarding our interest expense, as part of the reorganization effective January 1, 2004, Mr. Downs agreed in 2004 to reduce advances he had made to Tradestar and due him by $611,634, and formalized the terms of the remaining outstanding $252,048 principal to provide for interest at 7% per annum, with a balloon payment due on December 31, 2009. Subsequently, in 2004, Mr. Downs advanced the Company $280,482 and was repaid $44,469. During 2005, Mr. Downs advanced the Company an additional $420,324 and was repaid $550,000. During the fiscal quarter ended March 31, 2006, Mr. Downs advanced an additional $250,000, which resulted in a total of $608,385 due him at March 31, 2006. Mr. Huttner, the Company's Chief Financial Officer, advanced the Company $50,000 in February, 2006.

Beginning in July 2005, we entered an agreement with a number of investors for the issuance of 9% Secured promissory notes, due along with any unpaid interest 18 months after issuance. Our President and Chief Financial Officer are part of the investor group. Under the terms of the notes, we granted the lenders a security interest in our accounts receivable and any other of our assets as set forth in a security agreement. We began to make interest-only payments monthly in August, 2005. As of March 31, 2006, we had a total of $1,164,789 of principal in 9% Secured promissory notes.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2006, we had cash or cash equivalents of $282,248, compared to cash or cash equivalents of $759,750 as of December 31, 2005.

Net cash used in operating activities was $762,943 for the fiscal quarter ended March 31, 2006, compared to net cash used of $191,788 for the fiscal quarter ended March 31, 2005. The increase in payroll liabilities was partially offset by increased accounts receivable, but still caused the reduction of cash provided from operations.

Cash flows used in investing activities were $15,809 during the fiscal quarter ended March 31, 2006, compared to $40,771 for the fiscal quarter ended March 31, 2005. The investing activities involved the purchase of equipment.

Cash flows provided by financing activities accounted for $301,250 for the fiscal quarter ended March 31, 2006, compared to net cash provided of $833,614 for the fiscal quarter ended March 31, 2005. These cash flows were primarily related to shareholder advances, proceeds from notes payable, and the issuance of common stock.

Over the next twelve months, we do not expect to incur significant capital costs to support our current locations. We have already incurred most of our costs related to the opening of both Phoenix centers and the Las Vegas center, which included office furniture, office equipment, software and signage. With the Phoenix and Las Vegas centers open, our on-going monthly operating costs will be approximately $202,333 including salaries, advertising, office expenses and professional fees. Of this amount, Phoenix and Las Vegas operations will be approximately $99,000 to $111,000 per month.

In March, 2006, we amended our prior letter of intent to acquire a private corporation to reflect a change in purchase price to $18,000,000 from $21,000,000. Under the letter of intent, the seller will receive a promissory note of approximately $3.4 million and cash of $2 million, Tradestar stock of 11,674,500 shares at $.40 per share, and Tradestar will assume approximately $8 million in debt.

Our principal source of liquidity has been Shareholder advances, proceeds received from notes payable and the sale of common stock. Our operating cash flow is closely tied to the economy of each city and the U.S. economy. A slow down in construction will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the number of our centers and, consequently, our revenues. If we succeed in expanding our customer base and generating sufficient revenues, we will become profitable. We had our first net profit of $101,298 for the fiscal quarter ended March 31, 2006 compared to a net loss of $97,822 for the same period ended March 31, 2005. This resulted in a net profit of $0.01 per share for the fiscal quarter ended March 31, 2006 compared to a net loss of $.01 per share for the same period ended March 31, 2005. However, we cannot guarantee that we will continue to be profitable in the future.


Proposed Milestones to Implement Business Operations
----------------------------------------------------

At the present time, we are operating from three centers, one in Albuquerque, New Mexico, one in Phoenix, Arizona, which opened in February, 2005, and one in Las Vegas, Nevada, which opened in August, 2005. We opened a satellite office to our Phoenix, Arizona operation in February, 2006.

For the new fiscal year, we do not know if we will open an additional center. If we complete our proposed acquisition of a private corporation, we plan to devote substantially all of our efforts toward the integration of this acquisition and the operation of our current centers. This potential acquisition represents an expansion into a new segment of the staffing industry, which are oil and gas field services.

However, when considering opening additional centers in the future, our plan will remain consistent. We will perform an analysis of specific regions before making a decision. We will begin by looking at construction markets rated in the top ten for activity and number of dollars spent, as determined by government rankings. Each region must have a specific percentage mix of ready skilled labor. We will also look at the competitors in the market as we believe that they provide a gauge of the sales in the market. We will look at sales channels that our competitors may not be servicing for value added complements to our services we offer clients. We will look at the employment rates in skilled labor in the market to see if an ample inventory of labor is available to us to service our clients. We will also look at wage, benefit and workers comp rates being paid to see if they allow a reasonable return on investment to be made. Workers compensation insurance is an area we analyze thoroughly because of its large impact on gross profit. Finally, we will analyze the ability of the center to generate at least $3.0 million in sales as our minimum sales criteria. We will continue to review our criteria for additional centers and have not yet finalized our decision on a center in either Texas, Utah or Colorado.
However, we believe that these areas are promising for a center. We plan eventually to have centers in these states.

In February, 2005, we started recruiting and training in-house staff for our Phoenix, Arizona center. In August, 2005, we started recruiting and training in-house staff for our Las Vegas, Nevada center. In each case, we recruited skilled construction craftsmen and general labor through classified advertisements in local newspapers and by word of mouth. At the same time, we contacted prospective users of our service. We used trade organizations to begin making contacts. Every time we consider opening a center, we will perform the same preliminary functions.

It is our plan to be profitable after approximately twelve months of full operations in each center, although we cannot guarantee that we will. We believe that we have finally developed sufficient business in the Albuquerque market to be profitable in this center. The Phoenix center has become profitable since its opening in February of 2005. We do not expect to be profitable in the Las Vegas center until the second quarter of 2006.

Beginning in July 2005, we entered an agreement with a number of investors for the issuance of 9% Secured promissory notes, due along with any unpaid interest 18 months after issuance. Our President and Chief Financial Officer are part of the investor group. Under the terms of the notes, we granted the lenders a security interest in our accounts receivable and any other of our assets as set forth in a security agreement. We began to make interest-only payments monthly in August, 2005. As of March 31, 2006, we had a total of $1,164,789 of principal in 9% Secured promissory notes.

We also agreed to pay the lenders an origination fee of five percent (5%) of the principal amount of the notes, a total of $58,239, and this is being amortized over the term of the notes. Consequently, net loan proceeds of $1,106,550 were received. In addition to the loan origination fee, the lenders were also granted warrants to purchase common stock equal to 10% of the loan principal (i.e. covering 116,479 shares). The warrants vest immediately, are exercisable at $.30 per share and expire in 2010. The estimated value of the warrants, $29,892 was recorded as a debt discount and is being amortized over the term of the notes.

In March, 2006, we amended our prior letter of intent to acquire a private corporation to reflect a change in purchase price to $18,000,000 from $21,000.000. Under the letter of intent, the seller will receive a promissory note of approximately $3.4 million and cash of $2 million, Tradestar stock of 11,674,500 shares at $.40 per share, and Tradestar will assume approximately $8 million in debt.

Other than the 9% Secured promissory notes received in 2005, no commitments to provide additional funds have been made by management or current shareholders. However, if we complete our proposed acquisition, we must raise additional capital to fund the project. If we do not complete the acquisition, we plan to issue additional notes and/or equity to increase our liquidity. We do not have a specific amount at this time. There is no assurance that additional funds will be made available to us on terms that are acceptable, or at all, if and when needed. We expect to generate revenues shortly after commencement of business, but there can be no assurance we will generate revenues sufficient to continue operations or to expand.

Initially, our advertising and marketing focus will be directed to advertising in local newspapers. We also believe that word-of-mouth advertising will be an effective form of advertising because of Mr. Downs' previous reputation in the staffing business and in the construction market, in general, and the quality of service that we bring to clients. We believe that satisfied clients will bring more and repeat customers.

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

Critical Accounting Policies and Practices
-------------------------------------------

RECOGNITION OF REVENUE AND COST OF SERVICES. Revenues consist of hourly charges billed customers for the services of employees assigned to worksites. Gross billings are rendered weekly and are recognized at the time service is provided customers.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customer payment history and current credit worthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, those uncertainties require us to make frequent judgments and estimates regarding our customers' ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customers will not be able to make the required payments at either contractual due dates or in the future. Over the past two years, reserves for doubtful accounts, as a percentage of total sales before bad debt expense, have ranged from 3.0% to 10.8%. At March 31, 2006 and 2005, reserves for doubtful accounts totaled $101,502, or 3.0%, and $118,722, or 10.8% of total sales before bad debt expense, respectively. We believe that our reserve for doubtful accounts is adequate to cover anticipated losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.

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


ITEM 2. CHANGES IN SECURITIES

In March, 2006, we received an additional $1,250 in proceeds from the sale of the 9% Secured promissory notes, due along with any unpaid interest 18 months after issuance. Under the terms of the Notes, we also granted the investors a security interest in our accounts receivable and in any other of our assets as set forth in a Security Agreement. We make interest only payments monthly. We also agreed to pay the investors an origination fee of five percent (5%) of the Principal Amount of the Notes at the execution of the Notes. The origination fee was assessed at five percent (5%) of the Principal Amount at the inception of the loan. Consequently, we received net proceeds of $1,187. In addition to the loan origination fee, the lenders were also granted warrants to purchase common stock equal to 10% of the loan principal (i.e. covering 125 shares). The warrants vest immediately, are exercisable at $.30 per share and expire in 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   Exhibits
   --------

   31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

   31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

   32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2      Certification of Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K
-------------------

We filed no reports on Form 8-K during the fiscal quarter ended March 31, 2006.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:                        Tradestar Services, Inc.,


May 15, 2006                By:   /s/ Clarence Downs
                                  --------------------------------------------
                                  Clarence Downs, Chief Executive Officer



May 15, 2006                By:   /s/ Frederick A. Huttner
                                  --------------------------------------------
                                  Frederick A. Huttner, Chief Financial Officer