Form 10QSB
period 2006-06-30
TRADESTAR SERVICES, INC.
filed 2006-08-14
CIK 1277998

U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2006

Commission File Number 000-51229

TRADESTAR SERVICES, INC.
(Name of small business issuer in its charter)
formerly known as Frontier Staffing, Inc.

Nevada	51-0482104
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3451-A Candelaria NE, Albuquerque, New Mexico 87107
(Address of principal executive offices)

Registrant's telephone number: (505) 872-3133

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

The number of shares outstanding of our common stock, par value $.001 per share, as of June 30, 2006 was 23,490,000 common shares and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the NASD Bulletin Board on August 11, 2006) was approximately $7,306,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

 TRADESTAR SERVICES, INC.

PART I.  FINANCIAL INFORMATION

All references to "us", "we", or "the Company" refer to Tradestar Services, Inc., and its subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS

TRADESTAR SERVICES, INC.
Condensed Consolidated Balance Sheets

	June 30, 2006 (Unaudited)	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$727,111	$282,248
Accounts receivable, less allowance of $129,868	8,150,934	2,079,463
Prepaid expenses and other	172,147	15,000
Total current assets	9,050,192	2,376,711

Property and equipment:
Oil and gas properties (full cost method)	16,286,834	-
Other property and equipment	694,763	152,424
	16,981,597	152,424
Less: Accumulated depreciation, depletion & amortization	(141,164)	(67,691)
Net property and equipment	16,840,433	84,733

Other assets:
Goodwill	6,757,724	-
Other	229,361	18,025
Total other assets	6,987,085	18,025

Total assets	$32,877,710	$2,479,469

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,516,250	$-
Accounts payable	2,156,491	220,499
Accrued liabilities	593,246	205,950
Income taxes payable	10,049	-
Total current liabilities	4,276,036	426,449

Long-term debt, net of current portion	16,198,419	1,768,991
Deferred income taxes	4,808,155	-
Total liabilities	25,282,610	2,195,440

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 authorized, None Issued	-	-
Common stock, $.001 par value per share, 50,000,000 authorized,
23,490,000 and 10,950,000 shares issued and outstanding, respectively	23,490	10,950
Additional paid in capital	8,694,756	1,522,796
Accumulated deficit	(1,123,146)	(1,249,717)
Total stockholders’ equity	7,595,100	284,029

Total liabilities and stockholders’ equity	$32,877,710	$2,479,469

See accompanying notes to condensed consolidated financial statements.

TRADESTAR SERVICES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2006	2005
Revenues:
Staffing services
Construction	$4,084,128	$1,717,739
Petroleum engineering	1,946,951	-
Oil and gas sales	342,961	-
Other	61,911	-
	6,435,951	1,717,739
Expenses:
Cost of staffing services
Construction	3,401,601	1,407,774
Petroleum engineering	1,117,131	-
Lease operating expense	151,833	-
Depreciation, depletion & amortization	137,155	4,356
Workover expense	89,360	-
Selling, general and administrative	1,302,917	314,508
Interest expense	145,445	11,254
	6,345,442	1,737,892

Income (loss) before income taxes	90,509	(20,153)

Provision for income taxes	65,236	-

Net income (loss)	$25,273	$(20,153)

Net income (loss) per share, basic and diluted	$0.00	$(0.00)

Weighted average shares outstanding, basic	16,186,484	10,950,000

Weighted average shares outstanding, diluted	16,661,217	10,950,000

See accompanying notes to condensed consolidated financial statements.

TRADESTAR SERVICES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Revenues:
Staffing services
Construction	$7,428,437	$2,812,049
Petroleum engineering	1,946,951	-
Oil and gas sales	342,961	-
Other	61,911	-
	9,780,260	2,812,049
Expenses:
Cost of staffing services
Construction	6,071,405	2,320,371
Petroleum engineering	1,117,131	-
Lease operating expense	151,833	-
Depreciation, depletion & amortization	141,164	10,140
Workover expense	89,360	-
Selling, general and administrative	1,837,332	577,672
Interest expense	180,228	21,841
	9,588,453	2,930,024

Income (loss) before income taxes	191,807	(117,975)

Provision for income taxes	65,236	-

Net income (loss)	$126,571	$(117,975)

Net income (loss) per share, basic and diluted	$0.01	$(0.01)

Weighted average shares outstanding, basic	13,582,707	10,021,154

Weighted average shares outstanding, diluted	14,028,827	10,021,154

See accompanying notes to condensed consolidated financial statements.

TRADESTAR SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows (used in) operating activities:
Net income (loss)	$126,571	$(117,975)
Adjustments to reconcile net income
(loss) to cash (used in) operations:
Depreciation, depletion & amortization	141,164	10,140
Deferred income taxes	65,236	-
Services contributed by officers	25,000	25,000
Other changes, net	(200,218)	(11,337)
Changes in current assets and liabilities:
Accounts receivable	(829,422)	(876,503)
Other current assets	88,777	(3,160)
Accounts payable and accrued liabilities	(779,907)	347,656
Income taxes payable	3,859	-
Net cash (used in) operating activities	(1,358,940)	(626,179)

Cash flows (used in) investing activities:
Net cash used in acquisition of subsidiary	(27,601)	-
Purchase of property and equipment	(122,635)	(58,532)
Proceeds from sale of property and equipment	-	-
Net cash (used in) investing activities	(150,236)	(58,532)

Cash flows from (used in) financing activities:
Net proceeds of stockholder advances	933,097	111,458
Proceeds from long term debt	1,020,942	-
Proceeds from issuance of common stock	-	600,000
Cash flows from financing activities	1,954,039	711,458

Net increase in cash and cash equivalents	444,863	26,747
Cash and equivalents at beginning of period	282,248	142,807

Cash and equivalents at end of period	$727,111	$169,554

See accompanying notes to condensed consolidated financial statements.

TRADESTAR SERVICES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)     Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles for interim financial information. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of June 30, 2006 and the results of its operations and cash flows for the three month and six month periods ended June 30, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Interim results of operations are not necessarily indicative of results for subsequent interim periods or the remainder of the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2005.

(2)     Acquisition of The CYMRI Corporation

Pursuant to an Agreement and Plan of Merger executed between the Company and The CYMRI Corporation (“CYMRI”), a wholly-owned subsidiary of the Company acquired all of CYMRI’s outstanding common stock on May 23, 2006. CYMRI and its subsidiaries perform petroleum engineering services for customers in North and South America and are engaged in the exploration and production of oil and natural gas from properties located in Texas and Louisiana. The merger agreement provided for the Company: (a) To pay $2,000,000 in cash; (b) To issue its 10% secured notes payable in the amount of $3,075,000; and (c) To issue 12,540,000 shares of its common stock, which had an average 30 day pre-announcement closing price of $0.58 per share, for total equity value of $7,273,200, all as consideration to CYMRI’s common stockholders. The Company has accounted for the acquisition of CYMRI as a purchase with Tradestar treated as the acquirer. The following is a condensed balance sheet showing the fair values of the assets acquired and liabilities assumed from CYMRI as of the date of the acquisition:

Current assets	$5,237,973
Property and equipment	16,774,229
Goodwill arising in the acquisition	6,757,724
Other assets	77,453
Current liabilities	(2,859,385)
Long-term debt (see Note 3)	(8,666,639)
Deferred income taxes	(4,723,155)
$12,598,200

Since the date of the acquisition, the Company has reflected the results of operations of CYMRI in its consolidated financial statements, after giving effect to the purchase accounting adjustments. The deemed effective date of the acquisition for accounting purposes was May 31, 2006, and the effect of including CYMRI’s results of operations in the Company’s consolidated financial statements since that date was to increase revenues for the six months ended June 30, 2006 by $2,351,000 and to increase net income for the six months ended June 30, 2006 by $89,000 ($0.01 per share).

TRADESTAR SERVICES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)    Long-Term Debt Associated With Acquisition of CYMRI

The Company assumed or incurred the following long-term debt obligations in the acquisition of the outstanding common stock of CYMRI (see Note 2):

Assumed
$20,000,000 line of credit with a bank, principal payable $50,000 per month beginning in July 2006 through maturity in November 2007, interest at 9.25% payable monthly, secured by a subsidiary’s oil and gas properties and certificates of deposit held by stockholders	$6,485,079

Notes (3) payable to individuals, bearing interest at 8%, payable in total monthly installments of $54,219 beginning in March 2005 through maturity at February 2010, guaranteed by certain stockholders and secured by a subsidiary’s oil and gas properties	2,181,560

Incurred Notes (2) payable to individuals, bearing interest at 10%, payable in total monthly installments of $65,335 beginning in June 2006 through maturity at May 2007, and secured by substantially all assets, subject to liens on oil and gas properties	3,075,000

Notes (8) payable to individuals, bearing interest at 10% interest only payable monthly beginning in July 2006 through maturity at May 2007, unsecured	2,250,000

$13,991,639

The terms of the bank credit agreement assumed from CYMRI require the Company to maintain certain financial covenants with which the Company was in compliance as of June 30, 2006. In conjunction with the CYMRI acquisition, the Company established a working capital line of credit with another bank, which is secured by the Company’s accounts receivable. Borrowings outstanding under this line of credit as of June 30, 2006 were $3,570,932. The Company believes that it was in compliance with the financial covenants under the working capital line of credit as of June 30, 2006.

(4)     Common Stock Equivalents

Basic earnings (loss) per common share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period, after giving effect to the issuance of 12,540,000 shares of common stock to the former stockholders of CYMRI on May 23, 2006 (see Note 2).

Diluted earnings (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period and potentially dilutive common share equivalents, consisting of stock options and warrants. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net loss for the three month and six month periods ended June 30, 2005, the basic and diluted average outstanding shares are considered the same, since including the shares would have an antidilutive effect on the loss per share calculation. For the three month and six month periods ended June 30, 2006, the potential common stock equivalents have a dilutive effect on the Earnings Per Share and are included in the dilutive average outstanding shares using the Treasury Stock Method.

TRADESTAR SERVICES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company expects to begin applying the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), replacing SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to its common stock equivalents in the third quarter of 2006. The Company has concluded that the impact of not applying the provisions of SFAS No. 123R to its common stock equivalents in the first two quarters of 2006 was immaterial to its consolidated financial statements. The only common stock equivalents issued during that period were options to purchase a total of 165,000 shares of common stock, at an exercise price equal to a 10% premium over the then current stock price, granted to two directors and an employee in early May 2006. Such options vest over a three year period.

(5)     Contributed Services

The Company's former President has not been paid any salary for full-time services. The Company has estimated the value of the forgone salary at $12,500 for the three months ended June 30, 2006 and 2005 and $25,000 for the six months ended June 30, 2006 and 2005, which has been recorded as a contribution to capital. The former President resigned as an officer of the Company in July 2006 (see Note 7).

(6)     Stockholder Advances

In the six months ended June 30, 2006, the Company received net stockholder advances in the amount of $933,000, including amounts advanced to finance the cash portion of the CYMRI purchase price (see Note 2). In the six months ended June 30, 2005, the Company received net stockholder advances in the amount of $111,000. Stockholder advances received prior to the CYMRI acquisition are reflected as unsecured long term debt obligations and accrue interest at a rate of 7% per annum.

(7)     Contingencies

In the second quarter of 2006, the Company was notified by the Internal Revenue Service of penalty and interest charges for its failure to timely remit payroll taxes for the third and fourth quarters of 2005 applicable to the construction services business. The Company remitted these unpaid payroll taxes in full in the first quarter of 2006, however, the Internal Revenue Service has advised the Company of its intention to assess penalty and interest due to the failure to make timely payment. The Company is currently negotiating with the Internal Revenue Service regarding the amount of the penalty and interest and is seeking a waiver of the penalty and interest and the exact amount of the settlement cannot be determined at this time. A former officer and director of the Company has agreed to reimburse the Company for any and all of the penalty and interest charged to the Company by the Internal Revenue Service. Due to the reimbursement agreement with the former officer and director, the Company has not recognized a loss on this assessment.

Two of CYMRI’s subsidiaries are defendants in certain lawsuits arising in the normal course of business. At the present time, it is not practical to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations in any of these cases. However, management believes that CYMRI’s subsidiaries have meritorious defenses in each case and are vigorously defending these matters.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview and History

Tradestar Services, Inc. was incorporated in the State of Nevada on September 3, 2003 under the name Frontier Staffing, Inc. We were formed to acquire Tradestar Construction Services, Inc., a New Mexico corporation, which is a wholly-owned subsidiary operating as an employment staffing service specializing in the placement of both long-term and short-term skilled and unskilled construction labor to the New Mexico construction market. In January 2004, we acquired Tradestar Construction Services, Inc. in a stock-for-stock exchange. We issued a total of 6,400,000 shares in connection with this transaction.

We develop, own, and operate employment service centers in specific regional areas specializing in the placement of skilled construction labor. We will provide both skilled commercial craftsmen and general unskilled labor to the construction markets located in the areas where we plan to operate. We currently have operations located in Albuquerque, New Mexico; Tempe and Phoenix, Arizona; and Las Vegas, Nevada.

On July 7, 2004, we filed a registration statement under cover of Form SB-2 with the SEC. This registration statement was dexlared effective by the SEC on February 10, 2005. On March 30, 2005, we closed this public offering. We raised a total of $600,000 and sold a total of 2,000,000 common shares.

In October, 2005, we amended our Articles of Incorporation to change our name to Tradestar Services, Inc. We remain a Nevada corporation.

On May 23, 2006, a wholly-owned subsidiary of the Company acquired all of outstanding common stock of The CYMRI Corporation (“CYMRI”), pursuant to an Agreement and Plan of Merger between the parties. CYMRI is engaged in the exploration and production of oil and natural gas from properties located in Texas and Louisiana and also performs petroleum engineering services for customers in North and South America. The total purchase price paid for the acquisition of the outstanding common stock of CYMRI was $12,598,200 in a combination of cash, notes payable and common stock.

In accordance with purchase accounting rules, the Company has reflected the results of operations of CYMRI in its consolidated financial statements since the date of the acquisition. The deemed effective date of the acquisition for accounting purposes was May 31, 2006, and the effect of including CYMRI’s results of operations in the Company’s consolidated financial statements since that date was to increase revenues for the six months ended June 30, 2006 by $2,351,000 and to increase net income for the six months ended June 30, 2006 by $89,000 ($0.01 per share).

Results of Operations

Except where references are made below to the impact of the CYMRI acquisition, the following comments pertain to Tradestar’s traditional construction services business. In that business, our results of operations have been and may continue to be subject to variations. The results for a particular period may vary as a result of a number of factors including:

•	the overall state of the staffing segment of the economy,
•	the development status of and demand for our services and products,
•	economic conditions in our markets,
•	the timing of expenditures in anticipation of future revenues,
•	the mix of services and products sold by us,
•	the introduction of new services and products,
•	product enhancements by us or our competitors, and
•	pricing and other competitive conditions.

We have a limited operating history in the construction services business and have had a history of losses in that business which may continue into the future. However, we had our first profitable fiscal quarter for the period ended March 31. 2006 and this trend continued in the quarter ended June 30, 2006.

    Three months ended June 30, 2006 versus three months ended June 30, 2005 — Total revenues for the three months ended June 30, 2006 were $6,436,000 compared to $1,718,000 for the three months ended June 30, 2005.

Revenues from construction staffing services for the three months ended June 30, 2006 were $4,084,000 compared to $1,718,000 for the three months ended June 30, 2005. This increase is due primarily to the increase in customers in New Mexico and the opening of our branch office in Tempe, Arizona.

Revenues from petroleum engineering services for the three months ended June 30, 2006 were $1,947,000, representing revenues of CYMRI’s staffing services business for the month of June 2006, the initial month that CYMRI’s revenues and expenses were reflected in our consolidated financial statements. In June 2006, CYMRI’s staffing services subsidiary, Petroleum Engineering, Inc. (“PEI”), billed its customers in North and South America approximately 1,600 man days at an average billing rate of approximately $1,200 per day.

Revenues from oil and gas sales for the three months ended June 30, 2006 were $343,000, representing revenues of CYMRI’s oil and gas production for the month of June 2006, the initial month that CYMRI’s revenues and expenses were reflected in our consolidated financial statements. In June 2006, revenues from oil production were $231,000, reflecting volumes of 3,495 barrels at an average price of $66.08 per barrel, while gas revenues were $112,000, reflecting volumes of 10,950 Mcf at an average price of $10.25 per Mcf.

Cost of construction staffing services for the three months ended June 30, 2006 was $3,402,000 versus $1,408,000 for the three months ended June 30, 2005. Cost of construction staffing services includes all direct costs incurred in providing employment services. Direct costs consist of wages for temporary employees, federal and state payroll taxes, workers compensation and per diem direct costs associated with the services. Direct costs of services are generally consistent, except for payroll taxes where the maximum contribution has been met and for workers compensation, which vary with each job site. Direct costs of services increased slightly as a percentage of revenues to approximately 83% for the three months ended June 30, 2006, compared to approximately 82% for the three months ended June 30, 2005.

Cost of petroleum engineering services for the three months ended June 30, 2006 were $1,117,000, representing the cost of CYMRI’s staffing services business for the month of June 2006, the initial month that CYMRI’s revenues and expenses were reflected in our consolidated financial statements. Such direct costs of services represented approximately 57% of revenues, consistent with the historical percentage experienced by CYMRI’s staffing services subsidiary, PEI..

Lease operating expenses (“LOE”), including production taxes, were $152,000 for the three months ended June 30, 2006, representing CYMRI’s LOE for the month of June 2006, the initial month that CYMRI’s revenues and expenses were reflected in our consolidated financial statements.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended June 30, 2006 was $137,000 versus $4,000 for the three months ended June 30, 2005. This substantial increase reflects DD&A of CYMRI’s oil and gas properties for the month of June 2006, the initial month that CYMRI’s revenues and expenses were reflected in our consolidated financial statements.

Workover expenses for the three months ended June 30, 2006 were $89,000, representing CYMRI’s workover expenses in South Texas for the month of June 2006, the initial month that CYMRI’s revenues and expenses were reflected in our consolidated financial statements

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2006 were $1,303,000 compared to $315,000 for the three months ended June 30, 2005. This increase reflected CYMRI’s SG&A expenses of $607,000 for the month of June 2006, the initial month that CYMRI’s revenues and expenses were reflected in our consolidated financial statements, plus an increase in SG&A expenses of $381,000 applicable to our traditional construction services business. The latter increase was due to the costs associated with opening and operating three (3) new centers plus an increase in bad debt expense in the amount of $122,700. The major components of SG&A expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

Interest expense for the three months ended June 30, 2006 was $145,000 versus $11,000 for the three months ended June 30, 2005. This substantial increase reflects interest expense on CYMRI’s long term debt for the month of June 2006, the initial month that CYMRI’s revenues and expenses were reflected in our consolidated financial statements.

Income taxes were $65,000 for the three months ended June 30, 2006 versus zero for the three months ended June 30, 2005, and reflect a provision of 34% on cumulative pre-tax earnings of $192,000 in the six months ended June 30, 2006, compared to a pre-tax loss in the prior year period.

Six months ended June 30, 2006 versus six months ended June 30, 2005 — Total revenues for the six months ended June 30, 2006 were $9,780,000 compared to $2,812,000 for the six months ended June 30, 2005.

Revenues from construction staffing services for the six months ended June 30, 2006 were $7,428,000 compared to $2,812,000 for the six months ended June 30, 2005. This increase is due primarily to the increase in customers in New Mexico and the opening of our branch office in Tempe, Arizona.

Revenues from petroleum engineering services for the six months ended June 30, 2006 were $1,947,000, representing revenues of CYMRI’s staffing services business for the month of June 2006, the initial month that CYMRI’s revenues and expenses were reflected in our consolidated financial statements. In June 2006, CYMRI’s staffing services subsidiary, Petroleum Engineering, Inc. (“PEI”), billed its customers in North and South America approximately 1,600 man days at an average billing rate of approximately $1,200 per day.

Revenues from oil and gas sales for the six months ended June 30, 2006 were $343,000, representing revenues of CYMRI’s oil and gas production for the month of June 2006, the initial month that CYMRI’s revenues and expenses were reflected in our consolidated financial statements. In June 2006, revenues from oil production were $231,000, reflecting volumes of 3,495 barrels at an average price of $66.08 per barrel, while gas revenues were $112,000, reflecting volumes of 10,950 Mcf at an average price of $10.25 per Mcf.

Cost of construction staffing services for the six months ended June 30, 2006 was $6,071,000 versus $2,320,000 for the six months ended June 30, 2005. Cost of construction staffing services includes all direct costs incurred in providing employment services. Direct costs consist of wages for temporary employees, federal and state payroll taxes, workers compensation and per diem direct costs associated with the services. Direct costs of services are generally consistent, except for payroll taxes where the maximum contribution has been met and for workers compensation, which vary with each job site. Direct costs of services decreased as a percentage of revenues to approximately 82% for the six months ended June 30, 2006, compared to approximately 83% for the six months ended June 30, 2005. This decrease was the result of increased billing rates.

Cost of petroleum engineering services for the three months ended June 30, 2006 were $1,117,000, representing the cost of CYMRI’s staffing services business for the month of June 2006, the initial month that CYMRI’s revenues and expenses were reflected in our consolidated financial statements. Such direct costs of services represented approximately 57% of revenues, consistent with the historical percentage experienced by CYMRI’s staffing services subsidiary, PEI.

Lease operating expenses (“LOE”), including production taxes, were $152,000 for the six months ended June 30, 2006, representing CYMRI’s LOE for the month of June 2006, the initial month that CYMRI’s revenues and expenses were reflected in our consolidated financial statements.

Depreciation, depletion and amortization (“DD&A”) expense for the six months ended June 30, 2006 was $141,000 versus $10,000 for the six months ended June 30, 2005. This substantial increase reflects DD&A of CYMRI’s oil and gas properties for the month of June 2006, the initial month that CYMRI’s revenues and expenses were reflected in our consolidated financial statements.

Workover expenses for the three months ended June 30, 2006 were $89,000, representing CYMRI’s workover expenses in South Texas for the month of June 2006, the initial month that CYMRI’s revenues and expenses were reflected in our consolidated financial statements.

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2006 were $1,837,000 compared to $578,000 for the six months ended June 30, 2005. This increase reflected CYMRI’s SG&A expenses of $607,000 for the month of June 2006, the initial month that CYMRI’s revenues and expenses were reflected in our consolidated financial statements, plus an increase in SG&A expenses of $652,000 applicable to Tradestar’s traditional construction services business. The latter increase was due to the costs associated with opening and operating three (3) new centers plus an increase in bad debt expense in the amount of $122,700. The major components of SG&A expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

Interest expense for the six months ended June 30, 2006 was $180,000 versus $22,000 for the six months ended June 30, 2005. This substantial increase reflects interest expense on CYMRI’s long term debt for the month of June 2006, the initial month that CYMRI’s revenues and expenses were reflected in our consolidated financial statements.

Income taxes were $65,000 for the six months ended June 30, 2006 versus zero for the six months ended June 30, 2005, and reflect a provision of 34% on cumulative pre-tax earnings of $192,000 in the six months ended June 30, 2006, compared to a pre-tax loss in the prior year period.

Liquidity and Capital Resources

Operating activities. Cash flow from operating activities for the six months ended June 30, 2006 reflects revenues, less direct operating expenses, in Tradestar’s traditional construction services business plus one month of cash flow from CYMRI’s acquired operations. Cash flow from operating activities is also impacted by changes in working capital. Net cash flow used in operating activities was $1,359,000 for the six months ended June 30, 2006 versus $626,000 for the six months ended June 30, 2005. These operating cash flow amounts are net of changes in working capital which resulted in net decreases of cash in the amounts of $1,517,000 and $532,000 in the six months ended June 30, 2006 and 2005, respectively.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2006 was $150,000 compared to $59,000 for the six months ended June 30, 2005. The 2006 amount reflects net cash for the acquisition of CYMRI in the amount of $27,000, as well as CYMRI’s subsequent capital expenditures in the amount of $123,000, primarily for drilling and equipment costs incurred on its oil and gas properties in June 2006, the initial month that CYMRI’s cash flow activities were reflected in our consolidated financial statements.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2006 was $1,954,000 compared to $711,000 for the six months ended June 30, 2005. In the six months ended June 30, 2006, net cash proceeds from long term debt borrowings provided cash in the amount of $1,021,000 while stockholder advances provided net cash in the amount of $933,000. In the six months ended June 30, 2005, net stockholder advances provided cash in the amount of $111,000 and the issuance of common stock in a public offering provided additional cash proceeds of $600,000.

As result of the CYMRI acquisition, the Company’s capital expenditure profile has changed dramatically. In Tradestar’s traditional construction services business, capital expenditure requirements are relatively low, except for the periodic opening of new construction services centers. Likewise, capital expenditure requirements of CYMRI’s staffing services subsidiary, Petroleum Engineering, Inc. (“PEI”) are relatively low. However, CYMRI’s exploration and production business is highly capital intensive. In this business, expenditures for the drilling and equipping of oil and gas wells are typically required to maintain existing production levels and production often declines in a relatively short period of time if maintenance capital is not invested timely. In order to significantly increase production levels, an even higher level of drilling and equipment expenditures is usually required and, in many cases, may need to be supplemented by the acquisition of additional lease acreage upon which to drill future oil and gas wells. As is the case with most companies in the exploration and production business, the Company expects to finance its capital expenditure requirements through a combination of cash flow from operations, secured bank borrowings and occasional injections of new equity.

In addition to the impact on the Company’s capital expenditure profile, the CYMRI acquisition has substantially increased the Company’s long term debt obligations (see Note 2, “Long Term Debt Associated with Acquisition of CYMRI”). A substantial portion of the new long term debt is in the form of a bank credit facility secured by the Company’s producing oil and gas properties. The Company’s periodic payment obligations under the bank credit facility are dependent upon a semi-annual evaluation of its producing oil and gas properties and its continued compliance with certain financial covenants contained in the bank credit agreement. As presently structured, borrowings outstanding under the bank credit facility in the amount of $6,485,079 are due in November 2007. In conjunction with the CYMRI acquisition, the Company also established a working capital line of credit with another bank, which is secured by the Company’s accounts receivable. Borrowings outstanding under this line of credit as of June 30, 2006 were $3,570,932.  Other than normal operating leases for office space, the Company did not assume any other long term contractual obligations as a result of the CYMRI acquisition.

In Tradestar’s traditional construction services, our principal source of liquidity has been stockholder advances, proceeds received from notes payable and the sale of common stock. Our operating cash flow is closely tied to the economy of each city where we have operations and the U.S. economy. A slow down in construction will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the number of our centers and, consequently, our revenues. If we succeed in expanding our customer base and generating sufficient revenues, we will become profitable in each new center.

Beginning in July 2005, we entered an agreement with a number of investors for the issuance of 9% secured promissory notes, due along with any unpaid interest 18 months after issuance. Our Chairman and Chief Executive Officer is part of the investor group. Under the terms of the notes, we granted the lenders a security interest in our accounts receivable and any of our other assets as set forth in a security agreement. We began to make interest-only payments monthly in August 2005. We also agreed to pay the lenders an origination fee of five percent (5%) of the principal amount of the notes, a total of $58,239, which is being amortized over the term of the notes. In addition, the lenders were granted warrants to purchase 116,479 shares of common stock. The warrants vest immediately, are exercisable at $.30 per share and expire in 2010. The estimated value of the warrants, $29,892, was recorded as a debt discount and is being amortized over the term of the notes.

Plans to Integrate CYMRI Operations

With the successful acquisition of CYMRI, we plan to devote a substantial portion of our near-term efforts toward the integration of this acquisition and the operation of our traditional construction services centers. Therefore, plans regarding the possible opening of new construction services staffing centers or expansion of our petroleum engineering staffing services are presently uncertain.

However, when considering opening additional construction services centers or expansion of our petroleum engineering staffing services in the future, our plan will remain consistent. We will perform an analysis of specific markets or regions before making a decision. We will begin by looking at construction or petroleum engineering services markets or regions for activity and number of dollars spent. We will also look at the competitors in the market as we believe that they provide a gauge of the sales in the market. We will look at sales channels in construction services or petroleum engineering services that our competitors may not be servicing for value added complements to our services we offer clients. We will look at the employment rates in construction services and petroleum engineering services to see if an ample inventory of labor is available to us to service our clients in the market. We will also look at wage, benefit and workers compensation rates being paid to see if they allow a reasonable return on investment to be made. Workers compensation insurance is an area we analyze thoroughly because of its large impact on gross profit. For the opening of potential new construction services centers, we will analyze the ability of a new service center to generate at least $3.0 million in sales as our minimum sales criteria. We will continue to review our criteria for additional construction services centers and have not yet finalized our decision on a center in either Texas, Utah or Colorado. However, we believe that these areas are promising for a center.

It is our plan to be profitable after approximately twelve months of full operations in construction services each center, although we cannot guarantee that we will. We believe that we have finally developed sufficient business in the Albuquerque market to be profitable in this center. The Phoenix center has become profitable since its opening in February of 2005. We do not expect to be fully profitable in the Las Vegas center until the third quarter of 2006.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of the adoption of this interpretation on our consolidated financial position, results of operations or cash flows.

 In March 2006, the FASB issued SFAS No.156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We are currently assessing the impact that the adoption of SFAS 155 will have on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), replacing SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R requires recognition of share-based compensation in the financial statements. For small business issuers, SFAS 123R is effective as of the first annual reporting period that begins after December 15, 2005.  The Company expects to begin applying the provisions of SFAS 123R in the third quarter of 2006. The Company has concluded that the impact of not applying the provisions of SFAS No. 123R in the first two quarters of 2006 was immaterial to its consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts or assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our 2005 Annual Report on Form 10-KSB, includes a discussion of our critical accounting policies.

As result of the CYMRI acquisition, the Company has adopted certain new accounting policies with respect to CYMRI’s exploration and production operations beginning in May 2006. The most significant of these new policies relates to the “full cost” method of accounting for oil and gas properties. Under full cost accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. Other significant features of full cost accounting are as follows:

•
All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

•
The capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,” discounted at a 10-percent interest rate, of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

•
Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

For a complete discussion of the new accounting policies adopted by the Company as a result of the CYMRI acquisition, see the Company’s Form 8-K/A filed on August 9, 2006, Exhibit 99.1, “The CYMRI Corporation - Notes to Consolidated Financial Statements,” beginning on page F-6.

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

Except for the impact of the CYMRI acquisition described in Note 2 of the Condensed Consolidated Financial Statements, the Company has made no changes in its disclosure controls and procedures in the most recent quarterly reporting period. As a result of the CYMRI acquisition on May 23, 2006, the Company is currently evaluating its disclosure controls and procedures on a consolidated company basis. Upon completion of that evaluation, the Company expects that certain key controls underlying its disclosure controls and procedures will be enhanced or modified due to administrative efficiencies resulting from combining certain support operations in the construction and petroleum engineering staffing businesses.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 7 to Condensed Consolidated Financial Statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2006, we received an additional $1,250 in proceeds from the sale of the 9% Secured promissory notes, due along with any unpaid interest 18 months after issuance. Under the terms of the Notes, we also granted the investors a security interest in our accounts receivable and in any other of our assets as set forth in a Security Agreement. We make interest only payments monthly. We also agreed to pay the investors an origination fee of five percent (5%) of the Principal Amount of the Notes at the execution of the Notes. The origination fee was assessed at five percent (5%) of the Principal Amount at the inception of the loan. Consequently, we received net proceeds of $1,187. In addition to the loan origination fee, the lenders were also granted warrants to purchase common stock equal to 10% of the loan principal (i.e. covering 125 shares). The warrants vest immediately, are exercisable at $.30 per share and expire in 2011.

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

TRADESTAR SERVICES, INC.
Date: August 14, 2006	By:	/s/ Frederick A. Huttner
Frederick A. Huttner
Chief Executive Officer

TRADESTAR SERVICES, INC.
Date: August 14, 2006	By:	/s/ Kenneth L. Thomas
Kenneth L. Thomas
Chief Financial Officer