Form 10QSB
period 2006-09-30
TRADESTAR SERVICES, INC.
filed 2006-11-13
CIK 1277998

U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2006

Commission File Number 000-51229

TRADESTAR SERVICES, INC.
(Name of small business issuer in its charter)
formerly known as Frontier Staffing, Inc.

Nevada	51-0482104
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Three Riverway, Suite 1500, Houston, Texas 77056
(Address of principal executive offices)

Registrant's telephone number: (713) 479-7000

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

The number of shares outstanding of our common stock, par value $.001 per share, as of September 30, 2006 was 23,490,000 common shares and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing price of such shares as listed on the OTC Bulletin Board on November 10, 2006) was approximately $7,758,000.

Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]

 TRADESTAR SERVICES, INC.

PART I.  FINANCIAL INFORMATION

All references to "us," "we," or "the Company" refer to Tradestar Services, Inc., and its subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS

TRADESTAR SERVICES, INC.
Condensed Consolidated Balance Sheets

	September 30, 2006 (Unaudited)	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$58,272	$759,750
Accounts receivable, less allowance of $136,453 and
$185,152, respectively	9,314,395	2,091,973
Prepaid expenses and other	970,640	-
Total current assets	10,343,307	2,851,723

Property and equipment:
Oil and gas properties (full cost method)	16,877,552	-
Other property and equipment	856,382	136,616
	17,733,934	136,616
Less: Accumulated depreciation, depletion & amortization	(525,120)	(63,682)
Net property and equipment	17,208,814	72,934

Other assets:
Goodwill	7,066,838	-
Other	301,891	13,025
Total other assets	7,368,729	13,025

Total assets	$34,920,850	$2,937,682

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$7,308,541	$-
Accounts payable	1,872,834	185,147
Accrued liabilities	1,440,520	1,130,004
Income taxes payable	43,640	-
Total current liabilities	10,665,535	1,315,151

Long-term debt, net of current portion	11,608,253	1,467,768
Deferred income taxes	4,937,390	-
Total liabilities	27,211,178	2,782,919

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 authorized,
None Issued	-	-
Common stock, $.001 par value per share, 50,000,000 authorized,
23,490,000 and 10,950,000 shares issued and outstanding, respectively	23,490	10,950
Additional paid in capital	8,909,581	1,494,830
Accumulated deficit	(1,223,399)	(1,351,017)
Total stockholders’ equity	7,709,672	154,763

Total liabilities and stockholders’ equity	$34,920,850	$2,937,682

See accompanying notes to condensed consolidated financial statements.

TRADESTAR SERVICES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2006	2005
Revenues:
Staffing services
Construction	$4,953,523	$2,394,278
Petroleum engineering	6,333,879	-
Oil and gas sales	1,107,385	-
Other	3,813	-
	12,398,600	2,394,278
Expenses:
Cost of staffing services
Construction	4,041,357	2,051,039
Petroleum engineering	4,720,089	-
Lease operating expense	467,633	-
Depreciation, depletion & amortization	353,138	6,287
Workover expense	312,708	-
Selling, general and administrative	2,086,012	450,921
Interest expense	416,077	22,594
	12,397,014	2,530,841

Income (loss) before income taxes	1,586	(136,563)

Provision for income taxes	539	-

Net income (loss)	$1,047	$(136,563)

Net income (loss) per share, basic and diluted	$0.00	$(0.01)

Weighted average shares outstanding, basic	23,490,000	10,950,000

Weighted average shares outstanding, diluted	24,263,257	10,950,000

See accompanying notes to condensed consolidated financial statements.

TRADESTAR SERVICES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Revenues:
Staffing services
Construction	$12,381,960	$5,206,327
Petroleum engineering	8,280,830	-
Oil and gas sales	1,450,346	-
Other	65,724	-
	22,178,860	5,206,327
Expenses:
Cost of staffing services
Construction	10,112,762	4,371,410
Petroleum engineering	6,011,789	-
Lease operating expense	619,466	-
Depreciation, depletion & amortization	494,302	16,427
Workover expense	402,068	-
Selling, general and administrative	3,748,775	1,028,593
Interest expense	596,305	44,435
	21,985,467	5,460,865

Income (loss) before income taxes	193,393	(254,538)

Provision for income taxes	65,775	-

Net income (loss)	$127,618	$(254,538)

Net income (loss) per share, basic and diluted	$0.01	$(0.02)

Weighted average shares outstanding, basic	16,921,429	10,290,659

Weighted average shares outstanding, diluted	17,517,340	10,290,659

See accompanying notes to condensed consolidated financial statements.

TRADESTAR SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows (used in) operating activities:
Net income (loss)	$127,618	$(254,538)
Adjustments to reconcile net income
(loss) to cash (used in) operations:
Depreciation, depletion & amortization	494,302	16,427
Deferred income taxes	65,775	-
Services contributed by officers	25,000	37,500
Other changes, net	(94,332)	39,799
Changes in current assets and liabilities:
Accounts receivable	(1,980,373)	(1,379,686)
Other current assets	(724,716)	(455)
Accounts payable and accrued liabilities	(1,204,178)	415,574
Income taxes payable	37,450	-
Net cash (used in) operating activities	(3,253,454)	(1,125,379)

Cash flows (used in) investing activities:
Purchase of subsidiary	(2,000,000)	-
Purchase of property and equipment	(823,089)	(58,357)
Increase in other assets	(82,322)	-
Net cash (used in) investing activities	(2,905,411)	(58,357)

Cash flows from (used in) financing activities:
Proceeds from long term debt	5,335,285	688,750
Payments of long term debt	(402,898)	-
Net proceeds of stockholder advances	525,000	(53,102)
Proceeds from issuance of common stock	-	600,000
Net cash from financing activities	5,457,387	1,235,648

Net (decrease) increase in cash and cash equivalents	(701,478)	51,912
Cash and equivalents at beginning of period	759,750	142,807

Cash and equivalents at end of period	$58,272	$194,719

See accompanying notes to condensed consolidated financial statements.

TRADESTAR SERVICES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles for interim financial information. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of September 30, 2006 and the results of its operations and cash flows for the three month and nine month periods ended September 30, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Interim results of operations are not necessarily indicative of results for subsequent interim periods or the remainder of the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Since the issuance of its financial statements for the second quarter of 2006, the Company has changed the classification of certain expenses related to “Cost of staffing services - Petroleum engineering.” As a result of this change, salaries of employed engineers in the amount of $174,569, which were incurred in the three months ended June 30, 2006, were retroactively reclassified from “Selling, general and administrative” expenses to Cost of staffing services - Petroleum engineering” in the nine month period ended September 30, 2006. Such reclassification had no effect on the previously reported net income for the three months ended June 30, 2006, nor was there any effect on prior year amounts as the Company did not begin offering petroleum engineering services until the acquisition of The CYMRI Corporation on May 23, 2006 (see Note 2).

(2)  Acquisition of The CYMRI Corporation

Pursuant to an Agreement and Plan of Merger executed between the Company and The CYMRI Corporation (“CYMRI”), a wholly-owned subsidiary of the Company acquired all of CYMRI’s outstanding common stock on May 23, 2006. CYMRI and its subsidiaries perform petroleum engineering services for customers in North and South America and are engaged in the exploration and production of oil and natural gas from properties located in Texas and Louisiana. The merger agreement provided for the Company: (a) To pay $2,000,000 in cash; (b) To issue its 10% secured notes payable in the amount of $3,075,000; and (c) To issue 12,540,000 shares of its common stock, which had an average 30 day pre-announcement closing price of $0.58 per share, for total equity value of $7,273,200, all as consideration to CYMRI’s common stockholders. The Company has accounted for the acquisition of CYMRI as a purchase with Tradestar treated as the acquirer. The following is a condensed balance sheet showing the fair values of the assets acquired and liabilities assumed from CYMRI as of the date of the acquisition (including merger related costs of $250,000):

Current assets	$5,237,973
Property and equipment	16,774,229
Goodwill arising in the acquisition	7,066,838
Other assets	77,453
Current liabilities	(2,958,571)
Long-term debt (see Note 3)	(8,666,639)
Deferred income taxes	(4,933,083)
$12,598,200

TRADESTAR SERVICES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Since the date of the acquisition, the Company has reflected the results of operations of CYMRI in its consolidated financial statements, after giving effect to the purchase accounting adjustments. The deemed effective date of the acquisition for accounting purposes was May 31, 2006, and the effect of including CYMRI’s results of operations in the Company’s consolidated financial statements since that date was to increase revenues for the nine months ended September 30, 2006 by $9,792,000 and to increase net income for the nine months ended September 30, 2006 by $154,000 ($0.01 per share).

(3)  Long-Term Debt

As of September 30, 2006, the Company had the following long-term debt obligations, including amounts assumed or incurred in the acquisition of the outstanding common stock of CYMRI (see Note 2):

$20,000,000 line of credit with a bank, principal payable $95,000 per month beginning in October 2006 through maturity in November 2007, interest at 1.0% above prime payable monthly, secured by CYMRI’s oil and gas properties and deposits held by stockholders	$6,275,000

$5,000,000 line of credit with a bank, interest at 1.0% above prime payable monthly through maturity in May 2009, secured by accounts receivable of petroleum and construction staffing services businesses	4,429,918

Notes payable to former CYMRI shareholders, bearing interest at 10%, payable in total monthly installments of $65,335 beginning in June 2006 through maturity at May 2007, and secured by substantially all assets, subject to liens on oil and gas properties	2,914,165

Notes payable to 8 individuals, incurred in acquisition of CYMRI, bearing interest at 10%, interest only payable monthly beginning in July 2006 through maturity at May 2007, unsecured	2,250,000

Notes payable to 3 individuals, incurred by CYMRI in acquisition of a subsidiary, bearing interest at 8%, payable in total monthly installments of $54,219 beginning in March 2005 through maturity at February 2010, secured by subsidiary’s oil and gas properties	1,939,497

Advances from stockholders, bearing interest at 10%, interest only payable monthly through maturity at May 2009, unsecured	617,903

Short term note payable for general liability insurance	490,311

18,916,794
Current portion of long term debt	(7,308,541)

$11,608,253

TRADESTAR SERVICES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Borrowings under the bank credit agreement secured by CYMRI’s oil and gas properties are subject to a borrowing base, which is periodically redetermined, and amounted to $6,300,000 as of September 30, 2006. The terms of the bank credit agreement, as amended, require CYMRI to maintain certain financial covenants regarding working capital ratio, interest coverage level and the ratio of loan balance to loan balance plus stockholders’ equity. The Company was in compliance with such financial covenants as of September 30, 2006.

The terms of the bank credit agreement secured by accounts receivable of the petroleum and construction staffing services businesses provide for a current borrowing base equal to the $5,000,000 credit limit and require the Company’s petroleum and construction staffing subsidiaries to maintain certain financial covenants with regard to minimum net worth, minimum net income, maximum capital expenditures and maximum affiliate distributions. The Company was not in technical compliance with the minimum net worth covenant of its construction staffing subsidiary as of September 30, 2006, however, the Company is in discussions with the bank regarding an amendment of the credit agreement with respect to such covenant. The Company anticipates that it will reach an agreement with the bank to amend the credit agreement prior to the issuance of its 2006 year-end financial statements. As of September 30, 2006, the Company classified the outstanding debt obligation in its consolidated balance sheet in accordance with the original scheduled maturities.

(4)  Net Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period, after giving effect to the issuance of 12,540,000 shares of common stock to the former stockholders of CYMRI on May 23, 2006 (see Note 2).

Diluted earnings (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period and potentially dilutive common share equivalents, consisting of stock options and warrants. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net loss for the three month and nine month periods ended September 30, 2005, the basic and diluted average outstanding shares are considered the same, since including the potential common stock equivalent shares would have an antidilutive effect on the loss per share calculation. For the three month and nine month periods ended September 30, 2006, the potential common stock equivalents have a dilutive effect on the Earnings Per Share and are included in the diluted average outstanding shares using the Treasury Stock Method.

TRADESTAR SERVICES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(5)  Stock-Based Compensation

The Company has a stock-based compensation plan which was approved by the stockholders in October 2005 and amended in October 2006. Under the plan, as amended, a maximum of 2,400,000 shares may be awarded to directors and employees in the form of stock options, restricted stock or stock appreciation rights (to date, only stock options have been issued under the plan). The exercise price, terms and other conditions applicable to each stock option grant are generally determined by the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value of the Company’s common stock on that date. The stock options generally become exercisable over a three year period and expire after five years.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") requiring that compensation expense related to share-based payment transactions with employees be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally, the vesting period of the award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. The Company adopted SFAS 123R using the modified prospective method, accordingly, financial statement amounts for prior periods have not been restated.

Stock-based compensation expense for the nine months ended September 30, 2006 in the amount of $12,324 has been recognized as a non-cash charge to earnings in the accompanying Consolidated Financial Statements. As of September 30, 2006, total unrecognized compensation cost of $533,189 related to stock options is expected to be recognized over a weighted average period of approximately 2.95 years. The estimated fair value of the options granted to employees under the plan was calculated using a Black Scholes option pricing model. The following schedule reflects the various assumptions included in this model as it relates to the valuation of such options:

Expected volatility	30%
Expected risk free interest rate	6%
Expected dividend yield	0%
Expected option term (years)	3

There were no employee options granted under the plan until the fourth quarter of 2005. Accordingly, pro forma information as if stock-based compensation expense had been determined consistent with the requirements of SFAS 123R for the nine months ended September 30, 2005 is not required. Option activity with directors and employees under the Company’s plan as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows (including a total of 680,000 options issued to directors outside of the plan):

TRADESTAR SERVICES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at January 1, 2006	550,000	$0.25
Options granted	1,144,100	1.87
Options exercised	-	-
Options forfeited	-	-
Outstanding at September 30, 2006	1,694,100	$1.34	4.4	$1,367,055

Exercisable at September 30, 2006	216,667	$0.18	2.1	$425,834

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

(6)  Stockholder Advances and Related Matters

In the nine months ended September 30, 2006, the Company received net stockholder advances in the amount of $525,000, excluding amounts advanced to finance the cash portion of the CYMRI purchase price (see Note 2). In the nine months ended September 30, 2005, the Company repaid net stockholder advances in the amount of $53,000. Stockholder advances, excluding amounts advanced to finance the cash portion of the CYMRI purchase price, are reflected as unsecured long term debt obligations and accrue interest at a rate of 10% per annum.

The Company's former President was not paid any salary for full-time services rendered prior to his resignation in July 2006 (see Note 7). The Company estimated the value of the forgone salary at $12,500 per quarter through the second quarter of 2006, and recorded such amounts as an expense and as a contribution to capital in the respective periods.

TRADESTAR SERVICES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)  Contingencies

In the second quarter of 2006, the Company was notified by the Internal Revenue Service of penalty and interest charges for its failure to timely remit payroll taxes for the third and fourth quarters of 2005 applicable to the construction services business. The Company remitted these unpaid payroll taxes in full in the first quarter of 2006, however, the Internal Revenue Service has advised the Company of its intention to assess penalty and interest due to the failure to make timely payment. The Company is currently negotiating with the Internal Revenue Service regarding the amount of the penalty and interest and is seeking a waiver of the penalty and interest, therefore, the exact amount of the settlement cannot be determined at this time. A former officer and director of the Company has agreed to reimburse the Company for any and all of the penalty and interest charged to the Company by the Internal Revenue Service via a reduction of amounts owed by the Company to the former officer. Due to the reimbursement agreement with the former officer and director, the Company has not recognized a loss on this assessment.

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

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates," expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB, and future Annual Reports on Form 10-KSB and any Current Reports on Form 8-K.

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

In the construction services business, we develop, own, and operate employment service centers in specific regional areas specializing in the placement of skilled construction labor. We provide both skilled commercial craftsmen and general unskilled labor to the construction markets located in these areas. We currently have operations located in Albuquerque, New Mexico; Phoenix and Tempe, Arizona; and Las Vegas, Nevada.

On July 7, 2004, we filed a registration statement under cover of Form SB-2 with the SEC. This registration statement was declared effective by the SEC on February 10, 2005. On March 30, 2005, we closed this public offering. We raised a total of $600,000 and sold a total of 2,000,000 common shares.

In October, 2005, our stockholders approved an amendment to our Articles of Incorporation to change our name to Tradestar Services, Inc.

On May 23, 2006, a wholly-owned subsidiary of the Company acquired all of outstanding common stock of The CYMRI Corporation (“CYMRI”), pursuant to an Agreement and Plan of Merger between the parties. CYMRI performs petroleum engineering services for customers in North and South America and is also engaged in the exploration and production of oil and natural gas from properties located in Texas and Louisiana. The total purchase price paid for the acquisition of the outstanding common stock of CYMRI was $12,598,200 in a combination of cash, notes payable and common stock.

In accordance with purchase accounting rules, the Company has reflected the results of operations of CYMRI in its consolidated financial statements since the date of the acquisition. The deemed effective date of the acquisition for accounting purposes was May 31, 2006, and the effect of including CYMRI’s results of operations in the Company’s consolidated financial statements since that date was to increase revenues for the nine months ended September 30, 2006 by $9,792,000 and to increase net income for the nine months ended September 30, 2006 by $154,000 ($0.01 per share).

Results of Operations

The acquisition of CYMRI has substantially changed the Company’s operating profile and shifted its focus from one of solely a construction services company to one of a company having a more diversified staffing segment with a fully developed petroleum engineering services business and a still developing construction services business. The acquired petroleum engineering services business is an established operation with a total staff of approximately 125 engineers and other personnel (both contractors and employees) who have performed a wide variety of long term and short term projects for clients throughout North and South America over a 36 year history. These projects tend to be of a more specialized, technical nature than the work performed in Tradestar’s traditional construction services business. Additionally, the CYMRI acquisition has given the Company a capital intensive petroleum exploration and production segment which is subject to the operational risks of oil and gas exploration as well as the financial risks of a commodity pricing environment. While much of the future financial and operational focus will be on petroleum engineering services and petroleum exploration and production, the Company will continue its efforts to grow its traditional construction services business by expanding services to clients in its existing markets and by opening new markets.

In its traditional construction services business, the Company has a limited operating history and experienced early period operating losses, similar to many startup ventures. However, the Company achieved its initial profitable operations in the construction services business in the quarter ended March 31. 2006, and this trend continued in the quarters ended June 30 and September 30, 2006. In the construction services business, our results of operations have been and may continue to be subject to variations. The results for a particular period may vary as a result of a number of factors including the overall state of the construction staffing segment of the economy, the demand for our services and products, economic conditions in our markets, and product enhancements by us or our competitors as well as other competitive conditions.

Three months ended September 30, 2006 versus three months ended September 30, 2005 — Total revenues for the three months ended September 30, 2006 were $12,399,000 compared to $2,394,000 for the three months ended September 30, 2005.

Revenues from construction staffing services for the three months ended September 30, 2006 were $4,954,000 compared to $2,394,000 for the three months ended September 30, 2005. This increase is due primarily to the increase in customers in Albuquerque, New Mexico, and the opening of our branch offices in Las Vegas, Nevada, in August 2005 and Phoenix, Arizona, in February 2006.

Revenues from petroleum engineering services for the three months ended September 30, 2006 were $6,334,000, representing revenues of CYMRI’s staffing services business which we began reporting in our consolidated financial statements in June 2006. In the three months ended September 30, 2006, CYMRI’s staffing services subsidiary, Petroleum Engineers, Inc. (“PEI”), billed its customers in North and South America approximately 5,050 man days at an average billing rate of approximately $1,250 per day.

Revenues from oil and gas sales for the three months ended September 30, 2006 were $1,107,000, representing revenues of CYMRI’s oil and gas production operations which we began reporting in our consolidated financial statements in June 2006. In the three months ended September 30, 2006, revenues from oil production were $849,000, reflecting volumes of 12,350 barrels at an average price of $68.74 per barrel, while gas revenues were $258,000, reflecting volumes of 38,200 Mcf at an average price of $6.75 per Mcf.

Cost of construction staffing services for the three months ended September 30, 2006 was $4,041,000 versus $2,051,000 for the three months ended September 30, 2005. Cost of construction staffing services includes wages for temporary employees, federal and state payroll taxes, workers compensation and other direct costs. Cost of construction services are generally consistent, except for payroll taxes where the maximum contribution has been met and for workers compensation, which vary with each job site. Cost of construction services decreased as a percentage of revenues to approximately 82% for the three months ended September 30, 2006, compared to approximately 86% for the three months ended September 30, 2005, due to an increase in billing rates. Included in the amount for the three months ended September 30, 2006 was a non-recurring charge of $71,200 related to a recent audit of the Company’s workers compensation expense in the State of New Mexico covering the period from July 2003 to July 2006.

Cost of petroleum engineering services for the three months ended September 30, 2006 were $4,720,000, representing the cost of CYMRI’s petroleum engineering staffing services business which we began reporting in our consolidated financial statements in June 2006. Such direct costs of services represented approximately 75% of revenues, consistent with the historical percentage experienced by CYMRI’s staffing services subsidiary, PEI, after giving effect to the reclassification of employed engineers’ salaries, which were previously classified as “Selling, general and administrative” expenses (see Note 1, “Basis of Presentation”).

Lease operating expenses (“LOE”), including production taxes, were $468,000 for the three months ended September 30, 2006, representing LOE of CYMRI’s oil and gas production operations which we began reporting in our consolidated financial statements in June 2006.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended September 30, 2006 was $353,000 versus $6,000 for the three months ended September 30, 2005. This substantial increase reflects DD&A of CYMRI’s oil and gas production operations which we began reporting in our consolidated financial statements in June 2006.

Workover expenses amounted to $313,000 for the three months ended September 30, 2006, representing CYMRI’s workover expenses applicable to its South Texas oil and gas properties, primarily the Spielhagen #3 well. We began reporting such expenses in our consolidated financial statements in June 2006.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2006 were $2,086,000 compared to $451,000 for the three months ended September 30, 2005. This increase reflected SG&A expenses of $1,314,000 applicable to CYMRI’s exploration & production and petroleum engineering operations which we began reporting in our consolidated financial statements in June 2006, plus an increase in SG&A expenses of $321,000 applicable to our traditional construction services business. The latter increase was due to the costs associated with opening and operating new centers in Las Vegas and Phoenix, plus an increase in overall bad debt expense in the amount of $70,000. The major components of SG&A expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

Interest expense for the three months ended September 30, 2006 was $416,000 versus $23,000 for the three months ended September 30, 2005. This substantial increase reflects interest expense on CYMRI’s long term debt applicable to CYMRI’s oil and gas production operations which we began reporting in our consolidated financial statements in June 2006.

Income taxes were $539 for the three months ended September 30, 2006 versus zero for the three months ended September 30, 2005, and reflect a provision of 34% on cumulative pre-tax earnings of $1,586 in the nine months ended September 30, 2006, compared to a pre-tax loss in the prior year period.

Nine months ended September 30, 2006 versus nine months ended September 30, 2005 — Total revenues for the nine months ended September 30, 2006 were $22,179,000 compared to $5,206,000 for the nine months ended September 30, 2005.

Revenues from construction staffing services for the nine months ended September 30, 2006 were $12,382,000 compared to $5,206,000 for the nine months ended September 30, 2005. This increase is due primarily to the increase in customers in Albuquerque, New Mexico, and the opening of our branch offices in Las Vegas, Nevada, in August 2005 and Phoenix, Arizona, in February 2006.

Revenues from petroleum engineering services for the nine months ended September 30, 2006 were $8,281,000, representing revenues of CYMRI’s staffing services business which we began reporting in our consolidated financial statements in June 2006 (a total of four months in this period). In the four months ended September 30, 2006, CYMRI’s staffing services subsidiary, Petroleum Engineers, Inc. (“PEI”), billed its customers in North and South America approximately 6,640 man days at an average billing rate of approximately $1,250 per day.

Revenues from oil and gas sales for the nine months ended September 30, 2006 were $1,450,000, representing revenues of CYMRI’s oil and gas production operations which we began reporting in our consolidated financial statements in June 2006 (a total of four months in this period). In the four months ended September 30, 2006, revenues from oil production were $1,080,000, reflecting volumes of 15,950 barrels at an average price of $67.72 per barrel, while gas revenues were $370,000, reflecting volumes of 49,150 Mcf at an average price of $7.53 per Mcf.

Cost of construction staffing services for the nine months ended September 30, 2006 was $10,113,000 versus $4,371,000 for the nine months ended September 30, 2005. Cost of construction staffing services includes wages for temporary employees, federal and state payroll taxes, workers compensation and other direct costs. Cost of construction services are generally consistent, except for payroll taxes where the maximum contribution has been met and for workers compensation, which vary with each job site. Cost of construction services decreased as a percentage of revenues to approximately 82% for the nine months ended September 30, 2006, compared to approximately 84% for the nine months ended September 30, 2005, due to an increase in billing rates. Included in the amount for the nine months ended September 30, 2006 was a non-recurring charge of $71,200 related to a recent audit of the Company’s workers compensation expense in the State of New Mexico covering the period from July 2003 to July 2006.

Cost of petroleum engineering services for the nine months ended September 30, 2006 were $6,012,000, representing the cost of CYMRI’s staffing services business which we began reporting in our consolidated financial statements in June 2006 (a total of four months in this period). Such direct costs of services represented approximately 73% of revenues, consistent with the historical percentage experienced by CYMRI’s staffing services subsidiary, PEI, after giving effect to the reclassification of employed engineers’ salaries, which were previously classified as “Selling, general and administrative” expenses (see Note 1, “Basis of Presentation”).

Lease operating expenses (“LOE”), including production taxes, were $619,000 for the nine months ended September 30, 2006, representing LOE of CYMRI’s oil and gas production operations which we began reporting in our consolidated financial statements in June 2006 (a total of four months in this period).

Depreciation, depletion and amortization (“DD&A”) expense for the nine months ended September 30, 2006 was $494,000 versus $16,000 for the nine months ended September 30, 2005. This substantial increase reflects DD&A of CYMRI’s oil and gas production operations which we began reporting in our consolidated financial statements in June 2006 (a total of four months in this period).

Workover expenses for the nine months ended September 30, 2006 were $402,000, representing CYMRI’s workover expenses applicable to its South Texas oil and gas properties, primarily the Spielhagen #3 well. We began reporting such expenses in our consolidated financial statements in June 2006 (a total of four months in this period).

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2006 were $3,749,000 compared to $1,029,000 for the nine months ended September 30, 2005. This increase reflected SG&A expenses of $1,755,000 applicable to CYMRI’s exploration & production and petroleum engineering operations which we began reporting in our consolidated financial statements in June 2006 (a total of four months in this period), plus an increase in SG&A expenses of $965,000 applicable to our traditional business. The latter increase was due to the costs associated with opening and operating new construction services centers in Las Vegas and Phoenix as well as an increase in bad debt and merger related expenses. The major components of SG&A expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

Interest expense for the nine months ended September 30, 2006 was $596,000 versus $44,000 for the nine months ended September 30, 2005. This substantial increase reflects interest expense on CYMRI’s long term debt applicable to CYMRI’s oil and gas production operations which we began reporting in our consolidated financial statements in June 2006 (a total of four months in this period).

Income taxes were $66,000 for the nine months ended September 30, 2006 versus zero for the nine months ended September 30, 2005, and reflect a provision of 34% on cumulative pre-tax earnings of $193,000 in the nine months ended September 30, 2006, compared to a pre-tax loss in the prior year period.

Liquidity and Capital Resources

Operating activities. Cash flow from operating activities for the nine months ended September 30, 2006 reflected revenues, less direct operating expenses, in Tradestar’s traditional construction services business plus four months of cash flow from CYMRI’s acquired operations. Cash flow from operating activities was also impacted by changes in working capital. Net cash flow used in operating activities was $3,253,000 for the nine months ended September 30, 2006 versus $1,125,000 for the nine months ended September 30, 2005. These operating cash flow amounts were net of changes in working capital, which resulted in net decreases of cash in the amounts of $3,872,000 and $964,000 in the nine months ended September 30, 2006 and 2005, respectively.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2006 was $2,905,000 compared to $58,000 for the nine months ended September 30, 2005. The 2006 amount reflected cash expended for: (a) Acquisition of CYMRI in the amount of $2,000,000; (b) CYMRI’s subsequent capital expenditures in the amount of $823,000, primarily for drilling and equipment costs incurred on its oil and gas properties since June 2006, the initial month that CYMRI’s cash flow activities were reflected in our consolidated financial statements; and (c) Additions to other assets in the amount of $82,000. Included in CYMRI’s capital expenditures since June 2006 was $395,000 for the Company’s share of the drilling costs of a currently drilling non-operated well in South Louisiana, which is expected to be completed in the fourth quarter of 2006. The Company’s share of the total estimated drilling and completion costs of this well is approximately $900,000.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2006 was $5,457,000 compared to $1,236,000 for the nine months ended September 30, 2005. In the nine months ended September 30, 2006, proceeds from long term debt borrowings provided cash in the amount of $4,932,000 (net of payments) while stockholder advances provided net cash in the amount of $525,000. In the nine months ended September 30, 2005, net proceeds of long term debt borrowings and stockholder advances provided cash in the amount of $636,000 and a public stock offering provided cash in the amount of $600,000.

As result of the CYMRI acquisition, the Company’s capital expenditure profile has changed dramatically. In Tradestar’s traditional construction services business, capital expenditure requirements are relatively low, except for the periodic opening of new construction services centers. Likewise, capital expenditure requirements of CYMRI’s staffing services subsidiary, Petroleum Engineers, Inc. (“PEI”) are relatively low. However, CYMRI’s exploration and production business is highly capital intensive. In this business, expenditures for the drilling and equipping of oil and gas wells are typically required to maintain or increase existing production levels and production often declines in a relatively short period of time if maintenance capital is not invested timely. Further, such drilling and equipment expenditures must often be supplemented by the acquisition of additional lease acreage upon which to drill future oil and gas wells. As is the case with most companies in the exploration and production business, the Company expects to finance its capital expenditure requirements through a combination of cash flow from operations, secured bank borrowings and occasional injections of new equity.

In addition to the impact on the Company’s capital expenditure profile, the CYMRI acquisition has substantially increased the Company’s long term debt obligations (see Note 3, “Long Term Debt”). A substantial portion of the new long term debt is in the form of a bank credit facility secured by the Company’s producing oil and gas properties. Borrowings under the bank credit agreement are subject to a borrowing base, which is periodically redetermined, and amounted to $6,300,000 as of September 30, 2006. The terms of the bank credit agreement, as amended, require CYMRI to maintain certain financial covenants regarding working capital ratio, interest coverage level and the ratio of loan balance to loan balance plus stockholders’ equity. The Company was in compliance with such financial covenants as of September 30, 2006. The Company’s periodic payment obligations under the bank credit facility are dependent upon a semi-annual evaluation of its producing oil and gas properties and its continued compliance with these financial covenants. As presently structured, borrowings outstanding under the bank credit facility in the amount of $6,275,000 are due in November 2007.

In conjunction with the CYMRI acquisition, the Company also established a working capital line of credit with another bank, which is secured by accounts receivable of the petroleum and construction staffing services businesses. This line of credit requires the Company’s petroleum and construction staffing subsidiaries to maintain certain financial covenants with regard to minimum net worth, minimum net income, maximum capital expenditures and maximum affiliate distributions. Borrowings outstanding under this line of credit as of September 30, 2006 were approximately $4,430,000 and are presently scheduled to mature in May 2009. As discussed in Note 3, the Company was not in technical compliance with the minimum net worth covenant of its construction staffing subsidiary as of September 30, 2006, however, the Company is in discussions with the bank regarding an amendment of the credit agreement with respect to such covenant and anticipates that it will reach an agreement with the bank to amend the credit agreement prior to the issuance of its 2006 year-end financial statements. The Company did not assume any other long term contractual obligations as a result of the CYMRI acquisition, other than normal operating leases for office space.

In Tradestar’s traditional construction services, our principal source of liquidity has been stockholder advances, proceeds received from notes payable and the sale of common stock. Our operating cash flow is closely tied to the economy of each city where we have operations and the U.S. economy. Typically, construction activity slows down during the winter months, therefore, we attempt to operate with minimal overhead throughout the year. Our primary activity will be to seek to expand the number of our centers and, consequently, our revenues.

Beginning in July 2005, we entered an agreement with a number of investors for the issuance of a total of $1,164,790 of 9% secured promissory notes, due along with any unpaid interest 18 months after issuance. Our Chairman and Chief Executive Officer was part of the investor group. Under the terms of the notes, we granted the lenders a security interest in our accounts receivable and any of our other assets as set forth in a security agreement. We also agreed to pay the lenders an origination fee of five percent (5%) of the principal amount of the notes, a total of $58,239, which was amortizable over the term of the notes. In addition, we granted the lenders warrants to purchase 116,479 shares of common stock. The warrants vested immediately, are exercisable at $0.30 per share and expire in 2010. The estimated value of the warrants, $29,892, was recorded as a debt discount, which was amortizable over the term of the notes. The notes were paid off in conjunction with the May 2006 financing of the CYMRI acquisition (see Note 3, “Long Term Debt”) and the remaining unamortized costs of the origination fee and the debt discount were written off.

Growth Plans

The Company seeks to increase shareholder value through an approach focused on both organic growth and acquisition opportunities in the petroleum and construction industries. The Company believes that the CYMRI acquisition has given it a scaleable “platform” to penetrate the petroleum industry to increase staffing services as well as to expand the asset base. The management team has executive level contacts throughout the petroleum industry and the team members have experience in leveraging contacts in one industry sector to generate opportunities in other industry sectors, as well as expertise in closing and integrating acquisition opportunities.

While continuing its efforts to grow staffing services in the petroleum and construction industries through acquisitions and organic growth, the Company will consider making one or more asset acquisitions in the following areas of the petroleum industry: (a) Drilling of low risk development type oil and gas wells; (b) Acquisition of producing oil and gas properties; (c) Acquisition of gathering systems and/or related pipeline assets; (d) Acquisition of processing or treatment systems; and (e) Acquisition of seismic data in the U.S or Canada. In order to fund its growth plans as well as to meet short term liquidity needs, the Company is presently undertaking a private placement of up to $2,000,000 of its common stock and is considering various other debt and equity financing alternatives.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 158 "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"), which requires companies to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet.  SFAS 158 is effective for fiscal years ending after December 15, 2006. We have no defined benefit plans, therefore, we do not expect the adoption of SFAS 158 to have an impact on our consolidated financial position, results of operations or cash flows.

 In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS 157 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any, the adoption of SFAS 157 will have on our consolidated financial position, results of operations or cash flows.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our 2005 Annual Report on Form 10-KSB, includes a discussion of our critical accounting policies.

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

Except for the continuing impact of the CYMRI acquisition described in Note 2 of the Condensed Consolidated Financial Statements, the Company has made no changes in its disclosure controls and procedures in the most recent quarterly reporting period. As a result of the CYMRI acquisition on May 23, 2006, the Company is continuing to evaluate its disclosure controls and procedures on a consolidated company basis. Upon completion of that evaluation, the Company expects that certain key controls underlying its disclosure controls and procedures will be enhanced or modified due to administrative efficiencies resulting from combining certain support operations in the construction and petroleum engineering staffing businesses.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 7 to Condensed Consolidated Financial Statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to an Agreement and Plan of Merger executed between the Company and The CYMRI Corporation (“CYMRI”), a wholly-owned subsidiary of the Company acquired all of CYMRI’s outstanding common stock on May 23, 2006. CYMRI and its subsidiaries perform petroleum engineering services for customers in North and South America and are engaged in the exploration and production of oil and natural gas from properties located in Texas and Louisiana. Included in the consideration paid to the shareholders of CYMRI was 12,540,000 shares of the Company’s common stock. In issuing such shares, the Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Also on May 23, 2006, in connection with the Merger transaction, the Company issued warrants to purchase an aggregate of 1,136,043 shares of its common stock at an exercise price of $1.87 per share to various individual investors. The warrants are for the period commencing on May 23, 2006 and ending on May 23, 2009. In issuing the warrants, the Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The warrants are immediately exercisable, in whole or part, upon receipt of notice of exercise.

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

TRADESTAR SERVICES, INC.

Date: November 13, 2006	By:	/s/ Frederick A. Huttner
Frederick A. Huttner
Chief Executive Oficer

Date: November 13, 2006	By:	/s/ Kenneth L. Thomas
Kenneth L. Thomas
Chief Financial Officer