Form 10KSB
period 2006-12-31
STRATUM HOLDINGS, INC.
filed 2007-03-30
CIK 1277998

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

Commission File No. 000-51229

STRATUM HOLDINGS, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Nevada	51-0482104
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Three Riverway, Suite 1500 Houston, Texas	77056
(Address of principal executive offices)	(zip code)

(713) 479-7000
(Issuer's telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act:
None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

Registrant's revenues for its most recent fiscal year were $34,251,000. The number of shares outstanding of the Registrant's Common Stock as of March 28, 2007 was 25,393,572 shares and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing price of such shares as quoted on the OTC Bulletin Board on March 28, 2007) was approximately $10,901,000.

STRATUM HOLDINGS, INC.
(formerly, Tradestar Services, Inc.)
FORM 10-KSB

PART I

Item 1 and 2. Description of Business and Properties.

Stratum Holdings, Inc. (“we” or the “Company”) is a staffing holding company, specializing in energy services and commercial construction, which also has petroleum exploration and production operations. The Company was incorporated in the State of Nevada under the name Frontier Staffing, Inc. as a public acquisition vehicle in September 2003. The Company commenced construction staffing operations in the southwestern United States when it acquired Tradestar Construction Services, Inc. in exchange for 6,400,000 shares of Common Stock in January 2004. The Company completed its initial public offering of 2,000,000 shares of Common Stock in March 2005. The Company changed its name to Tradestar Services, Inc. in October 2005 and to Stratum Holdings, Inc. in March 2007.

Pursuant to an Agreement and Plan of Merger executed between the Company and The CYMRI Corporation (“CYMRI”), a wholly-owned subsidiary of the Company acquired all of CYMRI’s outstanding common stock on May 23, 2006. CYMRI and its subsidiaries perform petroleum engineering services for customers in North and South America and are engaged in the exploration and production of oil and natural gas from properties located in Texas and Louisiana. The purchase price paid for CYMRI was $12.6 million consisting of: (a) cash of $2.0 million; (b) notes payable of $3.1 million; (c) 12,540,000 shares of Common Stock, valued at $0.58 per share, for total equity value of $7.3 million, along with 1,136,043 Warrants to purchase Common Stock at $1.87 per share; and (d) merger costs of approximately $250,000. In addition, the Company assumed approximately $9.0 million of CYMRI’s indebtedness in the acquisition. As a result of the CYMRI acquisition, the Company has three business segments:

➢ Petroleum Engineering (service based)	- Houston, Texas
- Lafayette, Louisiana

➢ Construction Staffing (service based)	- Albuquerque, New Mexico
- Phoenix and Tempe, Arizona
- Las Vegas, Nevada

➢ Petroleum Exploration & Production (asset based)	- Houston, Texas
- Lafayette, Louisiana

Since the CYMRI acquisition, the Petroleum Engineering segment typically represents approximately 50% of the Company’s consolidated monthly revenues while the Construction Staffing and Petroleum Exploration & Production segments typically account for approximately 40% and 10%, respectively, of its consolidated monthly revenues. Each of the three business segments is described in further detail below:

Petroleum Engineering Services

The business was started as Petroleum Engineers, Inc. (“PEI”) in 1970 and continues to operate under that name. PEI was acquired by CYMRI in June 2004. PEI currently has a total staff of approximately 125 engineers and other personnel (both contractors and employees) and performs long term and short term projects throughout North America and South America. PEI has successfully completed projects for over 135 clients in its 36 year company history and is a recognized leader in drilling well design and supervision (both offshore and onshore).

PEI has experienced industry professionals capable of delivering services to clients in the following areas: (a) Drilling, completion and workover services; (b) Engineering, design and construction services; (c) Well planning and management services; (d) Production management services; and (e) Accounting/IT services.

Construction Staffing Services

The business traces its beginning to the formation of Frontier Staffing, Inc. as a publicly traded acquisition vehicle in September 2003. Frontier acquired the Tradestar name and construction staffing business through the acquisition of a private construction staffing company in Albuquerque in a stock-for-stock exchange in January 2004. Tradestar expanded its construction staffing operations to Tempe in February 2005, Las Vegas in August 2005, and Phoenix in February 2006.

Tradestar Construction provides pre-screened, skilled construction employees (electricians, plumbers, pipefitters, carpenters, sheet metal craftsman) to major, non-union contractors in its Southwestern U.S. markets. It is an active member of the following major trade organizations: Associated Builders & Contractors (“ABC”) and Associated General Contractors of America (“AGC”). Tradestar Construction believes that is it is able to generate considerable revenues through its networking with ABC and AGC member companies.

Petroleum Exploration & Production

The business was started as The CYMRI Corporation in July 2001 to acquire long-lived, historically prolific oil and gas fields which were owned and long neglected by larger companies. CYMRI completed a total of five oil and gas property acquisitions in South Texas in 2001-2003. CYMRI acquired PEI in June 2004 for a total of $5.1 million in cash and secured notes payable (PEI acquisition included interests in non-operated oil and gas properties in South Louisiana). Shown below are certain SEC required disclosures regarding the Company’s Exploration & Production segment.

Oil and Gas Reserves

The following table sets forth summary information with respect to CYMRI’s proved oil and gas reserves, as estimated by Von Gonten & Associates, Inc., independent reservoir engineering consultants, as of December 31, 2006:

	Oil	Gas	Total	PV10 Value
	(MBbl)	(MMcf)	(MMcfe)	(000’s)

Proved developed	601	1,366	4,972	$13,065
Proved undeveloped	62	7	382	924
Total proved	663	1,373	5,354	13,989
Discounted future income taxes				(3,879)
Standardized measure of discounted future net cash flows				$10,110

Reservoir engineering is a subjective process of estimating underground accumulations of crude oil, condensate and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of oil and gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and gas sales prices may differ from those assumed in these estimates. Therefore, the pre-tax PV 10 Value amounts shown above should not be construed as the current market value of the oil and gas reserves attributable to the Company’s properties. The pre-tax PV 10 Value may be considered a non-GAAP measure as defined by the SEC.

In accordance with the guidelines of the SEC, the reservoir engineers’ estimates of future net revenues from our properties and the pre-tax PV 10 Value amounts thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The unescalated prices as of December 31, 2006 used in such estimates averaged $61.05 per barrel of oil and $5.65 per Mcf of gas.

         Productive Oil and Gas Wells and Acreage

As of December 31, 2006, CYMRI maintained ownership interests in a total of 35.0 gross (26.3 net) productive wells in the State of Texas and 34.0 gross (6.7 net) productive wells in the State of Louisiana for a grand total of 69.0 gross (33.0 net) productive oil and gas wells. As of December 31, 2006, CYMRI had ownership interests in approximately 3,000 net productive acres in the States of Texas and Louisiana. CYMRI had no significant interests in any undeveloped acreage.

Drilling Activities

Subsequent to the acquisition of CYMRI on May 23, 2006, CYMRI participated in the drilling of a non-operated exploratory well in Louisiana in which the Company has a 50% working interest. The well encountered mechanical problems in the fourth quarter of 2006, therefore, the operator suspended drilling and converted the suspended hole to a future salt water disposal well. Drilling of a new well at this prospect is expected to commence in the first half of 2007.

Production Prices and Costs

CYMRI’s oil and gas production operations have been reported in the Company’s consolidated financial statements since June 2006. For the seven months since June 2006, CYMRI’s net oil production volumes aggregated 25,550 barrels at an average sales price of $66.50 per barrel, while its net gas production volumes aggregated 68,140 Mcf at an average sales price of $7.18 per Mcf. In the same period, CYMRI’s net production costs averaged $5.35 per Mcf equivalent.

Growth Plans

The Company seeks to increase shareholder value through an approach focused on both organic growth and acquisition opportunities in the energy and construction industries. The PEI/CYMRI acquisition has given us a scaleable “platform” to penetrate the energy industry to provide human capital solutions to our customers. Our management team has executive level contacts throughout the energy industry and the team members have experience in leveraging contacts in one industry sector to generate opportunities in other industry sectors, as well as expertise in closing and integrating acquisition opportunities.

In early February 2007, we launched our International Division, enabling significant expansion and diversification in the global energy services sector. We simultaneously announced the acquisition of a Canadian energy services consulting services firm, as further described below (see “Recent Acquisition”). While continuing our efforts to grow staffing services in the petroleum and construction industries through acquisitions and organic growth, we may consider a strategic sale of all or a portion of our oil and gas properties in order to reduce our debt. However, we have taken no committed actions to dispose of any assets.

Recent Acquisition

On March 2, 2007, the Company completed the acquisition of Decca Consulting, Ltd., a private Canadian energy consulting services firm. Pursuant to a Stock Purchase Agreement, the Company acquired the outstanding capital stock of Decca Consulting, Ltd. for total consideration of approximately $4.7 million, payable in a combination of cash, notes payable and Common Stock. This acquisition provides for the expansion of the Company’s Petroleum Engineering Services business into the Canadian market as well as other possible North American and international markets. In conjunction with this acquisition, the Company entered into an amended and expanded credit facility with a major international banking institution (see “Management’s Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources”).

Competition
The staffing services industry, in general, is intensely competitive. In the Petroleum Engineering Services business, we believe that PEI has over 100 direct competitors which are providing similar services to oil and gas companies with operations along the Gulf Coast of the United States and in South America. The most significant of these competitors are relatively small privately-owned companies, including Eagle Consulting, Hamilton Engineering, HTK Consultants, Signa Engineering, and Stokes & Spieler.

In the Construction Staffing Services business, our competition tends to be more localized in the individual markets in which we have operations. Generally speaking, competitors in this business are larger than Tradestar Construction and include a number of public companies. Some of our major competitors include Contractors Labor Pool, Inc., Tradesmen International, Inc., Contractors and Builders, Inc., TradeSource, Inc., Labor Ready, Inc., Construction Employment Services, Inc., Command Staffing, Inc., Skilled Services Corporation, as well as various local union organizations.

While Petroleum Exploration & Production is a relatively small portion of our business, competition in that sector is also very intense. Competitors include major oil and gas companies, large and small independent producers, and individual producers and operators. Many competitors have financial resources substantially greater than ours, and staffs and facilities substantially larger than us. Our success in acquiring and developing additional properties will depend on our ability to operate in this highly competitive environment.

Employees

At December 31, 2006, we had a total of 64 full-time employees in the Company. These employees were located in our petroleum administrative offices in Houston and Lafayette as well as in our construction administrative offices in Albuquerque, Phoenix, Tempe and Las Vegas. Not included in the number of full-time employees are the following categories of individuals:

•	Independent consultants engaged by PEI to provide petroleum engineering services to oil and gas companies in North and South America who are generally compensated on a per diem basis.
•	Temporary employees hired by Tradestar Construction to provide skilled and unskilled construction labor services to customers on specific projects who are compensated on an hourly basis.

The number of indidvuals in these two categories that we utilize varies from period to period based on the level of petroleum engineering and construction staffing projects in progress. Only our full-time employees are eligible for participation in our medical and dental insurance plans and our Section 401(k) savings plan.

Regulation

The domestic oil and gas industry is subject to extensive governmental regulations which affect our Petroleum Exploration & Production business directly and our Petroleum Engineering Services business indirectly. These include federal and state regulations governing environmental quality and pollution control, state limits on allowable rates of production by individual well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels.

In our Construction Staffing Services business, regulations relating to the worksite, such as the Occupational Safety and Health Act (“OSHA”), apply to us. We provide our own OSHA manual to all construction staffing employees. We carry workers’ compensation coverage on these employees. We are also responsible as an employer for complying with immigration laws and various other federal and state construction industry regulations.

Available Information
Our website address is www.stratum-holdings.com, however, the website information is not part of this report. We file annual, quarterly, and special reports, proxy statements, and other information periodically with the Securities Exchange Commission (“SEC”). Such reports, proxy statements and other information filed with the SEC may be accessed electronically by means of the SEC's website at www.sec.gov. This material may also be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549.

Risks of our Petroleum and Construction Staffing Business

Approximately 90% of our consolidated revenues are derived from providing staffing services to companies in the Petroleum and Construction industries. Shown below are risk factors pertaining to the staffing business.

Competition for customers and personnel in the staffing business is intense, and if we are not able to effectively compete, our financial results could be harmed and the price of our securities could decline.
The staffing services industry is highly competitive, with limited barriers to entry. Several large full-service and specialized companies, as well as small local operations, compete with us in the staffing industry. Competition in some markets is intense, particularly with regard to recruiting of personnel, and these competitive forces limit our ability to raise prices to our customers. For example, competitive forces may limit our ability to raise our prices to immediately and fully offset increased costs of doing business, including increased labor costs, costs for workers’ compensation and state unemployment insurance. As a result of these forces, we may face pressure on our operating margins. Pressure on our margins could increase and may continue for an extended period. If we are not able to effectively compete in our targeted markets, our operating margins and other financial results will be harmed and the price of our securities could decline.

We have significant working capital requirements.
We require significant working capital in order to operate our business. We must maintain cash reserves to pay our employees and consultants prior to receiving payment from our customers.  In addition, we may be required to pledge certain short-term assets to secure letters of credit and to pledge other assets to collateralize certain of our workers’ compensation obligations. These collateral requirements may increase in future periods, which would decrease amounts available for working capital purposes.  As a result of these factors, if our available cash balances and borrowing base under our existing credit facilities do not grow commensurate with the growth in our working capital requirements, we could be required to explore alternative sources of financing to satisfy our liquidity needs, including the issuance of additional equity or debt securities.  Any such issuances could result in dilution to existing shareholders.

Our credit facilities require that we meet certain levels of financial performance. In the event we fail either to meet these requirements or have the requirements waived, we may be subject to penalties and we could be forced to seek additional financing.
Our credit facilities contain strict financial covenants. Among other things, these covenants require us to maintain certain working capital and net worth levels and a certain ratio of EBITDA to interest expense. In the past we have negotiated amendments to these covenants to ensure our continued compliance with their restrictions. We cannot assure you that our lender would consent to such amendments on commercially reasonable terms in the future if we once again required such relief. In the event that we do not comply with the covenants and the lender does not waive such non-compliance, we will be in default of our credit agreement, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances. Moreover, our working capital credit agreements contain cross-default provisions, which accelerate our indebtedness under these arrangements in the event we default under our credit facilities. Accordingly, in the event of a default under our credit facilities, we could be required to seek additional sources of capital to satisfy our liquidity needs. These additional sources of financing may not be available on commercially reasonable terms. Even if they are available, these financings could result in dilution to our existing shareholders.

Our expansion efforts may not be successful, which may limit our growth or adversely affect our results of operations and financial condition.
As part of our business strategy, we have made acquisitions of other staffing related businesses and we may continue to pursue such acquisitions in the future. Unsuccessful acquisition efforts may result in significant additional expenses that would not otherwise be incurred. Following an acquisition, we cannot assure you that we will be able to integrate the operations of the acquired business without significant difficulties, including unanticipated costs, difficulty in retaining customers, failure to retain key employees and the diversion of management attention. In addition, we may not realize the revenues and cost savings that we expect to achieve or that would justify the acquisition investment, and we may incur costs in excess of what we anticipate. These circumstances could adversely affect our results of operations or financial condition.

Any significant economic downturn or increase in interest rates could result in our clients using fewer outsourced personnel, which could harm our business or cause the price of our securities to decline.
Because demand for personnel services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity slows down, companies tend to reduce their use of outsourced personnel before undertaking layoffs of their permanent employees, resulting in decreased demand for our personnel. Even after the CYMRI acquisition, a significant portion of our revenue is generated from work in the construction industry. As interest rates rise, the amount of construction could decline, which will cause a reduction in the demand for the use of temporary employees in the construction industry. As a result, any significant economic downturn or increase in interest rates could harm our business, financial condition or results of operations, or cause the price of our securities to decline.

We may be exposed to employment-related claims and costs that could harm our business, financial condition or results of operations.
We are in the business of employing people and placing them in the workplaces of other businesses. As a result, we are subject to a large number of federal and state regulations relating to employment. This creates a risk of potential claims of discrimination and harassment, violations of health and safety and wage and hour laws, criminal activity and other claims. From time to time we are subject to audit by various state and governmental authorities to determine our compliance with a variety of these regulations. We may have been found to have violated regulations or other regulatory requirements applicable to our operations. We may, from time to time, incur fines and other losses or negative publicity with respect to any such violation. In addition, some or all of these claims may give rise to litigation, which could be time-consuming for our management team, costly and harmful to our business. We currently maintain a policy with a deductible for these claims. We cannot assure you that we will not experience these problems in the future or that our insurance will be sufficient in amount or scope to cover any of these types of liabilities or that we will be able to continue to secure insurance coverage for such events on terms that we find commercially reasonable.

We are continually subject to the risk of new regulation, which could harm our business.
In recent years, a number of bills have been introduced in Congress and various state legislatures any one of which, if enacted, would impose conditions which could harm our business. This proposed legislation, much of which is backed by labor unions, has included provisions such as a requirement that our temporary employees receive the same pay and benefits as our customers’ permanent employees, a requirement that we spend a certain portion of our revenues on employee health care, and a requirement that our customers provide workers’ compensation insurance for our temporary employees. We may take a role and in opposing proposed legislation adverse to our business and in informing policy makers as to the social and economic benefits of our business. However, we cannot guarantee that any of this legislation will not be enacted, in which event demand for our service may suffer.

The cost of compliance with government regulations is significant and could harm our operating results.
We incur significant costs to comply with all applicable federal and state laws and regulations relating to employment, including occupational safety and health provisions, wage and hour requirements (including minimum wages), workers’ compensation and unemployment insurance. We cannot assure you that we will be able to increase fees charged to our customers to offset increased costs relating to these laws and regulations. If we incur additional costs to comply with these regulations and we are not able to increase the rates we charge our customers to fully cover any such increase, our margins and operating results may be harmed.

If we are not able to obtain insurance on commercially reasonable terms, our financial condition or results of operations could suffer.
We are required to pay workers’ compensation benefits for our temporary and permanent employees. The insurance markets have undergone dramatic changes in recent periods and several insurers are experiencing financial difficulties. These changes have resulted in significantly increased insurance costs and higher deductibles, including those applicable to our workers’ compensation insurance coverage. Under our workers’ compensation insurance program, we maintain insurance, which covers any claims for a particular event above a deductible. In the event we are not able to obtain workers’ compensation insurance on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations could suffer.

The amount of collateral that we are required to post to support our workers’ compensation obligations may increase, which will reduce the capital we have available to grow and support our operations.
We may be required to maintain cash commitments to secure repayment to our insurance companies of the deductible portion of open workers’ compensation claims. We may have to pledge cash or other assets in order to secure these commitments. We could face difficulties in recovering our collateral from insurers, particularly when those insurers are in financial distress, and we cannot guarantee that our collateral for past claims will be released in a timely manner as we pay down claims. As a result, we expect that the amount of collateral required to secure our commitments to our insurance carriers may increase. We believe that our current sources of liquidity will satisfy our immediate needs for these obligations; however, our currently available sources of collateral for these commitments are limited and we could be required to seek additional sources of capital in the future. These additional sources of financing may not be available on commercially reasonable terms. Even if they are available, these financings could result in dilution of earnings to our existing shareholders.

Our workers’ compensation claims and other liabilities and our allowance for doubtful accounts may be inadequate, and we may incur additional charges if the actual amounts exceed the estimated amounts.
We evaluate the accrual rates for our workers’ compensation claims regularly throughout the year and make adjustments as needed. If the actual cost of such claims and related expenses exceed the amounts estimated, actual losses for these claims may exceed reserves and/or additional reserves may be required.  We also establish an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have also established reserves for contingent legal and regulatory liabilities, based on management’s estimates and judgments of the scope and likelihood of these liabilities. We believe our judgments and estimates are adequate; however if the actual outcome of these matters is less favorable than expected, an adjustment would be charged to expense in the period in which the outcome occurs or the period in which our estimate changes.

Our operations expose us to the risk of litigation, which we try to manage but could lead to significant potential liability.
From time to time we are a party to litigation in the ordinary course of our business. The claimants in certain proceedings could seek class action status which poses higher risk than standard commercial litigation. We cannot assure you that such litigation will not disrupt our business or impact our financial results, due to the costs of defending against such litigation, any judgments that may be awarded against us and the loss of significant management time devoted to such litigation.

Our information and computer processing systems are critical to the operations of our business and a failure could cause significant problems.
Our information technology systems, based in Houston, Lafayette and Albuquerque, are essential for data exchange and operational communications throughout the Company. Any interruption, impairment or loss of data integrity or malfunction of these systems could severely hamper our business and could require that we commit significant additional capital and management resources to rectify the problem.

The loss of any of our key personnel could harm our business.
Our future financial performance will depend to a significant extent on our ability to motivate and retain management and other key personnel. Competition for qualified management personnel is intense and we must successfully integrate all new management and other key positions within our organization to achieve our operating objectives. We do not maintain key person life insurance on any of our executive officers.

Risks of the Petroleum Exploration & Production Business

Approximately 10% of our consolidated revenues are derived from the Petroleum Exploration & Production business. Additionally, certain risks of the Petroleum Exploration & Production business indirectly affect the risks of our Petroleum Engineering Services business which serves customers in the Petroleum Exploration & Production business. Shown below are risk factors pertaining to the Petroleum Exploration & Production business.

Inherent Risks of Oil and Gas Business
Oil and gas exploration and production is an inherently speculative activity. There is no certain method to determine whether or not a given lease will produce oil or gas or yield oil or gas in sufficient quantities and quality to result in commercial production. There is always the risk that development of a lease may result in dry holes or in the discovery of oil or gas that is not commercially feasible to produce. Because of the high degree of risk involved, there can be no assurance that the Company will recover any portion of its investment in its producing oil and gas properties or that its investment in any individual producing or non-producing leases will be profitable.

Drilling and Operational Hazards
Drilling of oil and gas wells involves a variety of operating risks, including: blowouts, cratering and explosions; mechanical and equipment problems; uncontrolled flows of oil and gas or well fluids;   abnormal pressures; pollution and other environmental risks; and natural disasters. Any of these events could result in loss of human life, significant damage to property, environmental pollution, impairment of the Company’s oil and gas operations and/or the operations of a PEI customer. Locating pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase these risks. In accordance with customary industry practice, the Company maintains insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on the Company’s financial position and results of operations.

Risks Regarding the Price of Oil and Gas
The price at which oil and gas can be sold will depend on factors largely beyond the control of the Company including fluctuations in climate (the prices of oil and gas tend to be seasonal and respond to colder or warmer than average seasonal weather), the availability and proximity of adequate pipeline or other transportation facilities, the amount of domestic production and foreign imports of oil and gas, the marketing of competitive fuels and governmental regulations. If significant price erosion occurs, it could have an adverse impact on the net revenues which the Company will derive, as we do not employ commodity price hedging instruments. There is a substantial risk that the price of oil and gas could impact the Company’s oil and gas operations and/or the operations of a PEI customer.

Uncertainty in Estimating Oil and Gas Reserves and Future Net Cash Flows
Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions could materially affect the quantities and present value of the Company’s reserves. The process of estimating quantities of proved reserves is uncertain. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and gas that cannot be measured in an exact manner. Reserve estimation relies on interpretations of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.

Pollution and Environmental Matters
Hazards in the drilling and/or the operation of oil and gas properties, such as accidental leakage or spillage, are sometimes encountered. Such hazards may cause substantial liabilities to third parties or governmental entities resulting in the loss of oil and gas leases. Although we maintain insurance, we may be subject to liability for damages due to environmental events which cannot be insured against due to prohibitive premium costs, or for other reasons. Environmental regulatory matters, such as requirements regarding abandonment of oil and gas properties, also could increase substantially the cost of doing business, may cause delays in producing oil and gas or require the modification of operations in certain areas. We presently estimate that the abandonment costs of our oil and gas properties is immaterial and have not made an accrual for such costs, however, it is possible that we could ultimately incur abandonment costs that are significantly greater than the amounts that we have estimated.

Governmental Regulations
Oil and gas operations in the United States are subject to extensive government regulation and to interruption or termination by governmental authorities on account of ecological and other considerations. Federal and state agencies closely regulate oil and gas production effects on air, water and surface resources. Furthermore, proposals concerning regulation and taxation of the oil and gas industry are constantly before Congress. It is impossible to predict future proposals that might be enacted into law and the effect they might have on the Company. Thus, restrictions on oil and gas activities, such as production restrictions, price controls, tax increases and pollution and environmental controls may have a substantial adverse effect on the Company’s oil and gas operations and/or the operations of a PEI customer.

Risks Related to Our Common Stock

We do not intend to pay, and are restricted in our ability to pay, dividends on our Common Stock.
We have never declared nor paid cash dividends on our Common Stock. We currently intend to retain future earnings and other cash resources, if any, for the operation and development of our business and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Payment of any future dividends will be at the discretion of our Board of Directors after taking into account many factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, our current credit facility prohibits us from paying cash dividends on our Common Stock. Any future dividends may also be restricted by any loan agreements that we may enter into from time to time.

Insiders own a significant amount of our Common Stock giving them influence or control in corporate transactions and other matters.
As of March 28, 2007, members of our Board of Directors and our management team beneficially own approximately 55% of our outstanding shares of Common Stock. As a result, these stockholders are in a position to significantly influence or control the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of an amendment to our certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. Their control of us may delay or prevent a change of control of us and may adversely affect the voting and other rights of other stockholders.

Our Common Stock may be subject to the Securities Enforcement and Penny Stock Reform Act.
The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our Common Stock, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our Common Stock may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our Common Stock and would thereby make it unlikely that any liquid trading market would ever result in our Common Stock while the provisions of this Act might be applicable.

Item 3. Legal Proceedings.

In the second quarter of 2006, the Internal Revenue Service assessed the Company penalty and interest charges for failure to timely remit payroll taxes of the Construction Staffing business for the fourth quarter of 2005 and the first quarter of 2006 (the payroll taxes were remitted in full in the second quarter of 2006). In December 2006, the Company reached a settlement agreement with the Internal Revenue Service regarding the penalty and interest charges. A former officer and director of the Company agreed to reimburse the Company for the IRS penalty and interest and related costs of this matter totaling $132,000, of which a cash payment of $85,000 was made by the former officer to the Company and $47,000 was offset against a note payable to the former officer (see “Certain Relationships and Related Transactions, and Director Independence”).

Two of our subsidiaries are defendants in certain lawsuits arising in the normal course of business. At the present time, it is not practical to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations in any of these cases. However, management believes that our subsidiaries have meritorious defenses in each case and are vigorously defending these matters.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on October 23, 2006. Set forth below is a brief description of each matter acted upon at the meeting and the number of votes cast for, against or withheld, and abstaining or not voting as to each matter.

Election of Board of Directors

	FOR	AGAINST OR WITHHELD
Frederick A. Huttner	20,364,490	941,934
Michael W. Hopkins	20,364,490	941,934
Guy David Knoller	20,364,490	941,934
Jesse R. Marion	20,364,490	941,934
Douglas Parker	20,364,490	941,934
Richard Piske III	20,363,890	942,534
Robert G. Wonish	20,364,490	941,934
Larry M. Wright	20,357,490	948,600

Amendment of 2005 Incentive Compensation Plan

FOR	AGAINST	WITHHELD
20,458,372	13,450	834,602

Ratification of the appointment of Helin, Donovan, Trubee & Wilkinson, LLP as the Company’s independent registered public accounting firm for 2006

FOR	AGAINST	WITHHELD
20,480,822	0	825,602

As indicated in the Company’s Form 8-K filed on January 24, 2007, Helin, Donovan, Trubee & Wilkinson, LLP merged with another accounting firm, Pohl, McNabola, Berg & Co., LLP (“PMB”), and the name of the post-merger firm is PMB Helin Donovan, LLP, our successor auditor.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

In July 2005, our Common Stock became quoted and began trading on the OTC Bulletin Board. In October 2005, our trading symbol was changed to TDSV.OB and in February 2007, it was changed to STTH.OB. Because we trade in the OTC Bulletin Board, a shareholder may find it difficult to dispose of or obtain accurate quotations as to price of our Common Stock. In addition, the Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stock and for trades in any stock defined as a penny stock.

On March 28, 2007, a total of 25,393,572 shares of our Common Stock were outstanding and the approximate number of holders of record of our Common Stock at that date was 115. The following table sets forth the high and low bid prices of our Common Stock for the last two quarters of 2005 and the four quarters of 2006:

	Bid Price
	High	Low
2005
Third Quarter	$2.00	$0.25
Fourth Quarter	$0.94	$0.25

2006
First Quarter	$0.77	$0.36
Second Quarter	$5.00	$0.62
Third Quarter	$2.45	$1.55
Fourth Quarter	$2.20	$1.30

We have never declared nor paid any cash dividends on our Common Stock and do not anticipate declaring any dividends in the foreseeable future. We expect to retain our cash for the operation and expansion of our business. In addition, our senior bank credit facility contains restrictions on the payment of dividends to the holders of our Common Stock.

In October 2006, we commenced a private offering of shares of our Common Stock and Warrants to a group of Accredited Investors pursuant to a private placement memorandum (“PPM”). In this private offering, we sold a total of 314,286 shares of our Common Stock at $1.75 per share to 13 Accredited Investors during the fourth quarter of 2006 for gross proceeds of $550,000. In this private offering, we also issued Warrants to the Accredited Investors to purchase an additional 314,286 shares of our Common Stock at $2.50 per share for a one year period. In issuing the Common Stock and Warrants, the Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933. We sold another 385,714 shares of Common Stock and Warrants to three Accredited Investors in early 2007, pursuant to the PPM, for gross proceeds of $675,000.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Item 7 in this Annual Report on Form 10-KSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as

"anticipates," expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB, and future Annual Reports on Form 10-KSB and any Current Reports on Form 8-K.

Overview and History

Stratum Holdings, Inc. (formerly, Tradestar Services, Inc.) was incorporated in the State of Nevada on September 3, 2003 under the name Frontier Staffing, Inc. We were formed to acquire Tradestar Construction Services, Inc., a New Mexico corporation, which is a wholly-owned subsidiary operating as an employment staffing service specializing in the placement of both long-term and short-term skilled and unskilled construction labor to the New Mexico construction market. In January 2004, we acquired Tradestar Construction Services, Inc. in a stock-for-stock exchange. We issued a total of 6,400,000 shares of Common Stock in connection with this transaction.

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

On July 7, 2004, we filed a registration statement under cover of Form SB-2 with the SEC. This registration statement was declared effective by the SEC on February 10, 2005. On March 30, 2005, we closed this public offering. We raised a total of $600,000 and sold a total of 2,000,000 shares of Common Stock. In October, 2005, our stockholders approved an amendment to our Articles of Incorporation to change our name to Tradestar Services, Inc.

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

Since the acquisition, the Company has reflected the results of operations of CYMRI in its consolidated financial statements, after giving effect to the purchase accounting adjustments. The deemed effective date of the acquisition for accounting purposes was May 31, 2006 and, should circumstances warrant, the Company will make subsequent purchase accounting adjustments up to May 31, 2007. The effect of including CYMRI’s results of operations in the Company’s consolidated financial statements since May 31, 2006 was to increase 2006 revenues by $17,493,000 and to decrease 2006 net loss by approximately $260,000 ($0.01 per share).

Results of Operations

The acquisition of CYMRI has substantially changed the Company’s operating profile and shifted its focus from one of solely a construction services company to one of a company having a more diversified staffing segment with a fully developed petroleum engineering services business and a still developing construction services business. The acquired petroleum engineering services business is an established operation with a total staff of approximately 125 engineers and other personnel (both contractors and employees) who have performed a wide variety of long term and short term projects for clients throughout North and South America over a 36 year history. These projects tend to be of a more specialized, technical nature than the work performed in the traditional construction services business. Additionally, the CYMRI acquisition has given the Company a capital intensive petroleum exploration and production segment which is subject to the operational risks of oil and gas exploration as well as the financial risks of a commodity pricing environment. While much of the future financial and operational focus will be on petroleum engineering services, the Company will continue its efforts to grow its traditional construction services business by expanding services to clients in its existing markets and by opening new markets.

In its traditional construction services business, the Company has a limited operating history and experienced early period operating losses, similar to many startup ventures. However, the Company achieved its initial profitable operations in the construction services business in the year ended December 31. 2006. In the construction services business, our results of operations have been and may continue to be subject to variations. The results for a particular period may vary as a result of a number of factors including the overall state of the construction staffing segment of the economy, the demand for our services and products, economic conditions in our markets, and product enhancements by us or our competitors as well as other competitive conditions.

Year ended December 31, 2006 versus year ended December 31, 2005 — Total revenues for the year ended December 31, 2006 were $34,251,000 compared to $8,071,000 for the year ended December 31, 2005.

Revenues from construction staffing services for the year ended December 31, 2006 were $16,758,000 compared to $8,071,000 for the year ended December 31, 2005. This increase is due primarily to the increase in customers in Albuquerque, New Mexico, and the opening of our branch offices in Tempe, Arizona, in February 2005; Las Vegas, Nevada, in August 2005; and Phoenix, Arizona, in February 2006.

Revenues from petroleum engineering services for the year ended December 31, 2006 were $15,239,000, representing revenues of CYMRI’s staffing services business which we began reporting in our consolidated financial statements in June 2006 (a total of seven months in this period). In the seven months ended December 31, 2006, CYMRI’s staffing services subsidiary, Petroleum Engineers, Inc. (“PEI”), billed its customers in North and South America approximately 11,830 man days at an average billing rate of approximately $1,275 per day.

Revenues from oil and gas sales for the year ended December 31, 2006 were $2,188,000, representing revenues of CYMRI’s oil and gas production operations which we began reporting in our consolidated financial statements in June 2006 (a total of seven months in this period). In the seven months ended December 31, 2006, revenues from oil production were $1,699,000, reflecting volumes of 25,550 barrels at an average price of $66.50 per barrel, while gas revenues were $489,000, reflecting volumes of 68,140 Mcf at an average price of $7.18 per Mcf.

Cost of construction staffing services for the year ended December 31, 2006 was $13,592,000 versus $6,890,000 for the year ended December 31, 2005. Cost of construction staffing services includes wages for temporary employees, federal and state payroll taxes, workers compensation and other direct costs. Cost of construction services are generally consistent, except for payroll taxes where the maximum contribution has been met and for workers compensation, which vary with each job site. Cost of construction services decreased as a percentage of revenues to approximately 81% for the year ended December 31, 2006, compared to approximately 85% for the year ended December 31, 2005, due to an increase in billing rates. Included in the amount for the year ended December 31, 2006 was a non-recurring charge of $71,200 related to a 2006 audit of the Company’s workers compensation expense in the State of New Mexico covering the period from July 2003 to July 2006.

Cost of petroleum engineering services for the year ended December 31, 2006 were $10,952,000, representing the cost of CYMRI’s staffing services business which we began reporting in our consolidated financial statements in June 2006 (a total of seven months in this period). Such direct costs of services, consisting primarily of compensation related costs of employees and consultants, represented approximately 72% of revenues, consistent with the historical percentage experienced by CYMRI’s staffing services subsidiary, PEI.

Lease operating expenses (“LOE”), including production taxes, were $1,186,000 for the year ended December 31, 2006, representing LOE of CYMRI’s oil and gas production operations which we began reporting in our consolidated financial statements in June 2006 (a total of seven months in this period).

Depreciation, depletion and amortization (“DD&A”) expense for the year ended December 31, 2006 was $876,000 versus $25,000 for the year ended December 31, 2005. This substantial increase reflects DD&A of CYMRI’s oil and gas production operations which we began reporting in our consolidated financial statements in June 2006 (a total of seven months in this period).

Workover expenses for the year ended December 31, 2006 were $526,000, representing CYMRI’s workover expenses on its South Texas oil and gas properties, primarily the Spielhagen #3 well. We began reporting such expenses in our consolidated financial statements in June 2006 (a total of seven months in this period).

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2006 were $6,436,000 compared to $1,562,000 for the year ended December 31, 2005. This increase reflected SG&A expenses of approximately $2,830,000 applicable to CYMRI’s petroleum engineering and exploration and production operations which we began reporting in our consolidated financial statements in June 2006 (a total of seven months in this period), with the remaining increase in SG&A expenses attributable to our traditional construction business. The latter increase was due to the costs associated with opening and operating new construction services centers in Tempe, Las Vegas and Phoenix as well as an increase in bad debt, largely resulting in Las Vegas, and merger related expenses. The major components of SG&A expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

Interest expense for the year ended December 31, 2006 was $1,036,000 versus $134,000 for the year ended December 31, 2005. This substantial increase reflects interest expense on CYMRI’s long term debt applicable to CYMRI’s oil and gas production operations which we began reporting in our consolidated financial statements in June 2006 (a total of seven months in this period).

Income taxes were a benefit of $120,000 for the year ended December 31, 2006 versus zero for the year ended December 31, 2005, and reflect a deferred provision of 34% on a pre-tax loss of $353,000 in the year ended December 31, 2006.

Liquidity and Capital Resources

Operating activities. Cash flow from operating activities for the year ended December 31, 2006 reflected revenues, less operating expenses, in our traditional construction services business plus seven months of cash flow from CYMRI’s acquired operations. Cash flow from operating activities was also impacted by changes in working capital. Net cash flow used in operating activities was $2,895,000 for the year ended December 31, 2006 versus $916,000 for the year ended December 31, 2005. These operating cash flow amounts were net of changes in working capital, which resulted in net cash decreases amounting to $3,846,000 and $516,000 in the years ended December 31, 2006 and 2005, respectively, due to the dramatic growth in accounts receivable arising primarily from the acquisition of CYMRI’s Petroleum Engineering Services business.

Investing activities. Net cash used in investing activities for the year ended December 31, 2006 was $2,701,000 compared to $43,000 for the year ended December 31, 2005. The 2006 amount reflected cash expended for: (a) The cash portion of the CYMRI purchase price in the amount of $2,000,000; (b) subsequent capital expenditures in the amount of $416,000, primarily for drilling and equipment costs incurred on CYMRI’s oil and gas properties since June 2006, the initial month that CYMRI’s cash flow activities were reflected in our consolidated financial statements; and (c) Additions to other assets in the amount of $285,000. CYMRI’s capital expenditures since June 2006 include the Company’s share of the drilling costs of a non-operated exploratory well in South Louisiana in which CYMRI has a 50% working interest. The well encountered mechanical problems in the fourth quarter of 2006, therefore, the operator suspended drilling and converted the suspended hole to a future salt water disposal well. Drilling of a new well at this prospect is expected to commence in the first half of 2007.

Financing activities. Net cash provided by financing activities for the year ended December 31, 2006 was $5,098,000 compared to $1,576,000 for the year ended December 31, 2005. In the year ended December 31, 2006, net proceeds of long term debt borrowings and stockholder advances provided cash in the amount of $4,548,000 and a private stock offering provided cash in the amount of $550,000. In the year ended December

31, 2005, net proceeds of long term debt borrowings and stockholder advances provided cash in the amount of $976,000 and a public stock offering provided cash in the amount of $600,000.

As result of the CYMRI acquisition, the Company’s capital expenditure profile has changed dramatically. In our traditional construction services business, capital expenditure requirements are relatively low, except for the periodic opening of new construction services centers. Likewise, capital expenditure requirements of CYMRI’s staffing services subsidiary, Petroleum Engineers, Inc. (“PEI”) are relatively low. However, CYMRI’s exploration and production business is highly capital intensive. In this business, expenditures for the drilling and equipping of oil and gas wells are typically required to maintain or increase existing production levels and production often declines in a relatively short period of time if maintenance capital is not invested timely. Further, such drilling and equipment expenditures must often be supplemented by the acquisition of additional lease acreage upon which to drill new oil and gas wells. As is the case with most companies with oil and gas producing operations, the Company expects to finance its capital expenditure requirements through a combination of cash flow from operations, secured bank borrowings and occasional injections of new equity.

In addition to the impact on the Company’s capital expenditure profile, the CYMRI acquisition has substantially increased the Company’s long term debt obligations (see Note 3, “Long Term Debt”). A substantial portion of the new long term debt is in the form of a bank credit facility secured by the Company’s producing oil and gas properties. Borrowings under the bank credit agreement are subject to a borrowing base, which is periodically redetermined, and amounted to $6,035,000 as of December 31, 2006. The terms of the bank credit agreement, as amended, require CYMRI to maintain certain financial covenants regarding working capital ratio, interest coverage level, the ratio of loan balance to loan balance plus stockholders’ equity, and the non-payment of dividends. The Company was in compliance with such financial covenants as of December 31, 2006. The Company’s periodic payment obligations under the bank credit facility are dependent upon a semi-annual evaluation of CYMRI’s producing oil and gas properties and its continued compliance with these financial covenants. As presently structured, borrowings outstanding under the bank credit facility in the amount of $6,035,000 are due in November 2007. The Company is considering various alternatives for the refinancing of this debt, including a possible disposition of the oil and gas properties securing such debt.

In connection with the CYMRI acquisition, the Company also established a working capital line of credit with another bank, which is secured by accounts receivable of the petroleum and construction staffing services businesses. This line of credit requires the Company’s petroleum and construction staffing subsidiaries to maintain certain financial covenants with regard to minimum net worth, minimum net income, maximum capital expenditures and maximum affiliate distributions. Borrowings outstanding under this line of credit as of December 31, 2006 were $3,806,000 and were originally scheduled to mature in May 2009. In conjunction with the acquisition of Decca Consulting, Ltd., a Canadian company, in March 2007 (see Note 12, “Subsequent Events”), the bank agreed to amend the credit facility to increase the maximum borrowings secured by accounts receivable of the U.S. petroleum and construction staffing companies from $5,000,000 to $7,000,000 and to provide for new borrowings secured by Decca’s accounts receivable in an amount not to exceed $4,000,000 (Cdn). The maturity of the amended credit facility was extended by one year to May 2010.

The following table sets forth the contractual obligations under our long-term debt and operating lease agreements as of December 31, 2006 (in thousands):

	Total	2,007	2008-2009	2010-2011	After 2011
Long-term debt	$18,240	$7,662	$6,651	$3,927	-
Interest on long-term debt	2,924	1,627	1,175	140	-
Operating leases for office space	1,619	410	711	449	49
Total	$22,801	$9,699	$8,537	$4,516	$49

To meet short term liquidity needs, the Company made a private offering of shares of Common Stock and Warrants to a group of Accredited Investors during the fourth quarter of 2006. In this private offering, we sold a total of 314,286 shares of our Common Stock at $1.75 per share to 13 Accredited Investors for gross proceeds of $550,000. In accordance with the terms of the offering, we also issued Warrants to the Accredited Investors to purchase an additional 314,286 shares of our Common Stock at $2.50 per share for a one year period. We are presently considering other sources of private or public debt or equity to meet our short-term and long-term capital needs.

Prior to the CYMRI acquisition, our principal source of liquidity was stockholder advances and proceeds received from notes payable. Beginning in July 2005, we entered into an agreement with a number of investors for the issuance of a total of $1,164,790 of 9% secured promissory notes, due along with any unpaid interest 18 months after issuance. Our Chairman and prior Chief Executive Officer was part of the investor group. We also agreed to pay the lenders an origination fee of 5% of the principal amount of the notes, a total of $58,239, which was amortizable over the term of the notes. In addition, we granted the lenders warrants to purchase 116,479 shares of Common Stock, exercisable at $0.30 per share, expiring in 2010. The estimated value of the warrants, $29,892, was recorded as a debt discount, which was amortizable over the term of the notes. The notes were paid off in conjunction with the May 2006 financing of the CYMRI acquisition (see Note 3, “Long Term Debt”) and the remaining unamortized costs of the origination fee and the debt discount were written off.

Growth Plans

The Company seeks to increase shareholder value through an approach focused on both organic growth and acquisition opportunities in the energy and construction industries. The PEI/CYMRI acquisition has given us a scaleable “platform” to penetrate the energy industry to provide human capital solutions to our customers. Our management team has executive level contacts throughout the energy industry and the team members have experience in leveraging contacts in one industry sector to generate opportunities in other industry sectors, as well as expertise in closing and integrating acquisition opportunities.

In early February 2007, we launched our International Division, enabling significant expansion and diversification in the global energy services sector. We simultaneously announced the acquisition of a Canadian energy services consulting services firm (see Note 12, “Subsequent Events”). While continuing our efforts to grow staffing services in the petroleum and construction industries through acquisitions and organic growth, we may consider a strategic sale of all or a potion of our oil and gas properties in order to reduce our debt. However, we have taken no committed actions to dispose of any assets.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 158 "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"), which requires companies to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet.  SFAS 158 is effective for fiscal years ending after December 15, 2006. We do not expect the adoption of SFAS 158 to have an impact on our consolidated financial position, results of operations or cash flows since we have no defined benefit plans.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS 157 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any, the adoption of SFAS 157 will have on our consolidated financial position, results of operations or cash flows.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS 155 will have a material impact on our consolidated financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements as indicated below.

Recognition of Revenues and Costs of Services
In our Petroleum Engineering Services and Construction Staffing Services businesses, revenues consist of daily or hourly charges billed to customers for the services of employees or consultants assigned to worksites. Gross billings are rendered semi-monthly or weekly and are recognized at the time services are provided to customers. Direct costs of services include compensation paid to worksite employees or consultants, any related payroll taxes, benefits and workers' compensation insurance. Costs of services are recognized when incurred based on days or hours worked by worksite employees or consultants.

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

Allowance for Doubtful Accounts
In our Petroleum Engineering Services and Construction Staffing Services businesses, the determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customer payment history and current credit worthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, those uncertainties require us to make frequent judgments and estimates regarding our customers' ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customers will not be able to make the required payments at either contractual due dates or in the future. We believe that our allowance for doubtful accounts is adequate to cover anticipated losses under current conditions, however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.

Full Cost Accounting for Oil and Gas Properties
As result of the CYMRI acquisition, the Company has adopted certain new accounting policies with respect to CYMRI’s exploration and production operations beginning in May 2006. The most significant of these new policies relates to the “full cost” method of accounting for oil and gas properties. Under full cost accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. Other significant features of full cost accounting are as follows:

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

Additionally, the CYMRI acquisition has added a significant degree of complexity to our accounting for income taxes due to substantial differences between the financial accounting and tax treatments for certain oil and gas property expenditures.

Item 7. Financial Statements.

The required financial statements are included in this report as set forth in the “Index to Consolidated Financial Statements” on page 29.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In conjunction with the Company’s acquisition of The CYMRI Corporation on May 23, 2006, and the planned relocation of the Company’s headquarters to Houston, the Board of Directors appointed PMB Helin Donovan LLP (successor to Helin, Donovan, Trubee & Wilkinson, LLP) to serve as its independent registered public accounting firm for the year ending December 31, 2006. PMB Helin Donovan LLP, a Texas-based firm, replaced Gordon, Hughes & Banks LLP (“GH&B”), a Colorado-based firm, in that capacity. GH&B served as the Company’s independent registered public accounting firm for the years ended December 31, 2005 and 2004. GH&B’s report on the Company’s consolidated financial statements for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. There were no disagreements on accounting and financial disclosures between the Company and GH&B for the years ended December 31, 2005 and 2004.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

As of the date of this report, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, defined in Exchange Act Rule 13a-15(e) or 15d-15(e), as of December 31, 2006. Based on their evaluation of our disclosure controls and procedures, required by Exchange Act Rule 13a-15 or 15d-15, they have concluded that our disclosure controls and procedures are effective in timely alerting each of them to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report. Nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Internal Control over Financial Reporting

In connection with the evaluation of our disclosure controls and procedures, required by Exchange Act Rule 13a-15 or 15d-15, there were no changes identified in our internal control over financial reporting occurring in the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers
The following table sets forth our Directors and Executive Officers, their ages and positions held with us as of March 28, 2007:

Name	Age	Position
Frederick A. Huttner	61	Chairman of the Board of Directors
Richard A. Piske, III	58	Chief Executive Officer and Director
D. Hughes Watler, Jr.	58	Chief Financial Officer
Kenneth L. Thomas	59	Senior Vice President-Finance
Larry M. Wright	62	Chief Executive Officer of PEI and Director
Michael W. Hopkins	58	Vice President of PEI and Director
Robert G. Wonish	53	Vice President of PEI and Director
Guy D. Knoller	60	Director
Jesse R. Marion	51	Director
Douglas Parker	53	Director

Frederick A. Huttner was the President and a Director of our Company at inception in September 2003. In January 2004, he became Secretary-Treasurer and Chief Financial Officer and, on May 23, 2006, he was elected Chairman and Chief Executive Officer (he resigned as CEO in February 2007). Since 1994, he has served as Chairman and President of Huttner and Company, a private consulting firm which presently offers business consulting services on a limited basis to entrepreneurial growth companies. From 2000 to 2002, he was a principal of Innovation Growth Partners, LLC, a private consulting firm which had acquired Huttner and Company during this period. Also from 2000 until 2002, he was a director of Intercom Systems, Inc., a public company originally organized to develop measuring devices in the telecommunications industry. This company completed a reverse acquisition in 2002. He received a bachelor's degree from New York University.

Richard A. Piske, III has been a Director since January 2004 and was elected our President and Chief Executive Officer in February 2007. From October 2003 to December 2006, he served as Vice President/General Manager of Kelly FedSecure, a division of Kelly Services, a public international staffing firm. From September 2002 to August 2003, he was Senior Vice President and General Manager, Western Division, of Comsys, Inc. a nationwide public information technology staffing company. From May 2002 to September 2002, he was President and Chief Operating Officer of Talent Tree, Inc., a nationwide private commercial staffing company. He previously served as Chairman/CEO of The Fedsecure Group, a start-up professional staffing company; President/COO of Tradesource, Inc., a nationwide private staffing service; and President of Olsten Staffing Services and EVP of Olsten Corporation, a public international staffing company.

D. Hughes Watler, Jr. was elected Chief Financial Officer in February 2007 after initially joining the Company as Vice President-Capital Markets in September 2006. He previously served as Senior Vice President and Chief Financial Officer of Goodrich Petroleum Corporation (NYSE:GDP) from March 2003 to May 2006 and as a financial officer of several other public and private energy companies. He was formerly an audit partner with Price Waterhouse LLP.

Kenneth L. Thomas was elected Senior Vice President-Finance in February 2007 after serving as Chief Financial Officer from May 2006 to February 2007. He joined PEI as Chief Financial Officer in 2003, becoming Chief Financial Officer of CYMRI upon its acquisition of PEI in 2004, and Chief Financial Officer of the Company upon its acquisition of CYMRI on May 23, 2006. He previously served as Vice President & Controller of PANACO, Inc., a public oil and gas company, and held various financial management positions with other energy companies.

Larry M. Wright was elected to our Board of Directors on May 23, 2006. He is the Chief Executive Officer of both CYMRI and PEI, its wholly-owned subsidiary. Mr. Wright founded CYMRI and served as its Chief Executive Officer from its inception in 2002. He previously co-founded and served as Chief Executive Officer of PANACO, Inc., a public oil and gas company. Mr. Wright resigned from PANACO, Inc. in September 2000 and that company subsequently filed a bankruptcy petition in July 2002. He began his career in the oil and gas industry with UNOCAL in 1966.

Michael W. Hopkins has been Vice President of PEI since January 2005 and was elected to our Board of Directors on May 23, 2006. Mr. Hopkins’ primary responsibilities are in the area of business development with PEI, which performs petroleum engineering services for customers in North and South America. He was previously employed by Crosstex Energy Services and several oilfield service companies with operations in Louisiana, Mississippi, and Texas.

Robert G. Wonish has been Vice President of PEI and CYMRI since June 2004 and was elected to our Board of Directors on May 23, 2006. Mr. Wonish joined CYMRI as in 2002. He previously achieved positions of increasing responsibility with PANACO, Inc., a public oil and gas company, ultimately serving as that company’s President and Chief Operating Officer. Mr. Wonish resigned from PANACO, Inc. in June 2002 and that company subsequently filed a bankruptcy petition in July 2002. He began his engineering career at Amoco in 1975 and joined PANACO's engineering staff in 1992.

Guy David Knoller was elected to our Board of Directors on October 7, 2005. He has been engaged in the practice of law since 1971 and has a total of 35 years of experience in legal practice, including three years of government service. Since 1985, he has been engaged in the private practice of law as the Law Offices of Guy David Knoller, P.C. in Phoenix, Arizona. He is a member of the State of Arizona bar. Mr. Knoller has a B.A. from Bloomfield College and a J.D. from Arizona State University.

Jesse R. Marion was elected to our Board of Directors on May 23, 2006. He is the Chief Executive Officer of Millennium Seismic, Ltd., a privately-owned Canadian seismic data company. Prior to founding Millennium in 1996, Mr. Marion served as President of Seitel Data, Inc., a wholly-owned subsidiary of Seitel, Inc., a public seismic data creation company. Mr. Marion also serves on the boards of Vigilant Exploration, Inc., Marion Oil and Gas, Inc. and Marion Oil and Gas Ltd.

Douglas Parker has been a Director since January 2004. From July 2006 to the present, Mr. Parker has been Managing Director for Litmus Consulting, LLC which specializes in targeting and addressing the needs of entrepreneurial and high-growth companies seeking to access cross-border capital markets. Since December 2004, he has also been Senior Vice President and Chief Financial Officer of IIBEX Inc., which specializes in cross-border capital markets. From December 2004 to July 2006, he was Senior Vice President and Chief Financial Officer of Production Enhancement Group Inc., an oilfield services company he took public on the Toronto Stock Exchange. Prior thereto, he served as a financial officer of several public and private companies. Mr. Parker has an MBA, Finance and Taxation and a BBA, Accounting from the University of Houston.

Corporate Governance

In conjunction with the Company’s acquisition of CYMRI in May 2006, and the expansion of the Board of Directors from five to eight members, we formally established an Audit Committee. The Audit Committee is generally responsible for overseeing the quality of the Company’s accounting policies and financial reporting practices as well as the engagement of our independent registered public accounting firm. The members appointed to this Committee in July 2006 were Messrs. Marion, Parker and Piske, with Mr. Parker qualifying as an “audit committee financial expert” under applicable rules promulgated by the Securities Exchange Act. The Audit Committee adopted a Charter upon its formation in July 2006 and subsequently held two meetings in August 2006 and one meeting in November 2006. As a result of Mr. Piske’s election as our Chief Executive Officer in February 2007, he resigned from the Audit Committee and a replacement is expected to be named in conjunction with our 2007 Annual Meeting of Stockholders.

The Board of Directors and our management strive to perform and fulfill their respective duties and obligations in a responsible and ethical manner. The Company has not formally adopted a code of ethics, however, the Company is considering the adoption of a code of ethics in conjunction with a possible application for a listing on a national securities exchange.

Compliance with Section 16(a) of the Exchange Act

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during the fiscal year ended December 31, 2006. The Company is not aware of any director, executive officer or greater than 10% stockholder who has not filed timely reports required by Section 16(a) of the Exchange Act, except for Mr. Knoller who failed to timely report the purchase of 24,665 shares of Common Stock in May 2005 and Mr. Marion who failed to timely report his ownership of 100,332 shares of Common Stock following his election as a director in May 2006 (however, such shares owned by Messrs. Knoller and Marion were reported in the Proxy Statement for the 2006 Annual Meeting).

Item 10. Executive Compensation

With the exception of Fredrick A. Huttner, none of our Executive Officers were compensated more than $100,000 for the work they performed on our behalf in the year ended December 31, 2006. In conjunction with the Company’s acquisition of CYMRI on May 23, 2006, and the subsequent relocation of the Company’s headquarters to Houston, Mr. Huttner was elected Chairman and Chief Executive Officer. Effective with those actions, his salary was increased to an annual level of $150,000. For the years ended December 31, 2005 and 2004, the Company recorded the estimated value of the services provided by Clarence J. Downs, its former President & Chief Executive Officer, who was located in Albuquerque, New Mexico, in the amount of $50,000. Mr. Downs served as President & Chief Executive Officer until May 23, 2006, at which time he resigned from those positions. He subsequently resigned as a Director of the Company.

We provide regular employee benefits for our Officers who are full-time employees and reimburse them for any out-of-pocket expenses incurred by them in connection with our business. As of December 31, 2006, we have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.

We do not pay our non-management Directors fees for the Board meetings they attend but reimburse them for any out-of-pocket expenses incurred by them in connection with our business. The following table discloses, for the years indicated, the compensation for our Chief Executive Officers for each of the three years ended December 31, 2006 (for the years ended December 31, 2005 and 2004, such amounts represent the estimated value of the services provided by Mr. Downs for those years).

SUMMARY COMPENSATION TABLE

Name and		Annual Compensation			Long-Term Comp
Position(s)	Year	Salary	Bonus	Other	Awards	Payouts

Frederick A. Huttner	2006	$145,904	$-0-	$-0-	$-0-	$-0-
Chairman & Chief
Executive Officer

Clarence J. Downs	2005	50,000	-0-	-0-	-0-	-0-
President & Chief	2004	50,000	-0-	-0-	-0-	-0-
Executive Officer

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as to the shares of Common Stock beneficially owned as of March 28, 2007 by (i) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (ii) each Director; (iii) each Executive Officer; and (iv) all of our Directors and Executive Officers as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of Common Stock shown as beneficially owned by them.

	Beneficial Ownership
Directors and Executive Officers	Amount	Percent
Michael W. Hopkins (1)	4,044,359	15.8
Robert G. Wonish (2)	3,733,500	14.7
Frederick A. Huttner (3)	3,402,500	13.4
Larry M. Wright (4)	2,174,428	8.5
Kenneth L. Thomas (5)	400,000	1.6
Douglas Parker (6)	200,000	*
Richard A. Piske, III (7)	125,000	*
Jesse R. Marion (8)	105,332	*
Guy D. Knoller (9)	77,665	*
Directors and Executive Officers as a Group (9 persons) (10)	14,262,784	54.5

Other 5% Beneficial Owners
Clarence J. Downs (11)	3,329,200	13.1
Franklin M. Cantrell, Jr. (12)	2,612,449	10.2
___________

* Less than 1%

(1)
Includes the following securities: (a) 3,895,669 shares of Common Stock held by Mr. Hopkins on his own behalf; and (b) currently vested warrants to purchase a total of 148,690 shares of Common Stock. Mr. Hopkins was named Vice President - Business Development of the Company’s wholly-owned subsidiary, CYMRI, L.L.C., on May 23, 2006, and was subsequently elected to the Board of Directors.

(2)
Includes the following securities: (a) 3,726,000 shares of Common Stock held by Mr. Wonish on his own behalf; and (b) currently vested warrants to purchase a total of 7,500 shares of Common Stock. Mr. Wonish was elected as one of the Company’s Directors on May 23, 2006.

(3)
Includes the following securities: (a) 2,912,500 shares of Common Stock held by Mr. Huttner and/or his wife; (b) 475,000 shares of Common Stock held by Sanders Huttner Ltd., a limited partnership, in which Mr. Huttner owns a 50% interest; and (c) currently vested warrants to purchase a total of 15,000 shares of Common Stock. Mr. Huttner was elected as the Company’s Chairman & Chief Executive Officer on May 23, 2006 and resigned as Chief Executive Officer in February 2007.

(4)
Includes the following securities: (a) 2,014,000 shares of Common Stock held by Mr. Wright on his own behalf; and (b) currently vested warrants to purchase a total of 160,428 shares of Common Stock. Mr. Wright was elected as one of the Company’s Directors on May 23, 2006.

(5)
Includes the following securities: (a) 200,000 shares of Common Stock held by Mr. Thomas on his own behalf; and (b) currently vested warrants to purchase a total of 200,000 shares of Common Stock. Mr. Thomas was elected as the Company’s Chief Financial Officer on May 23, 2006.

(6)	Includes the following securities: (a) -0- shares of Common Stock; and (b) currently vested options to purchase a total of 200,000 shares of Common Stock.

(7)
Includes the following securities: (a) 100,000 shares of Common Stock held by Mr. Piske on his own behalf; and (b) currently vested options to purchase a total of 25,000 shares of Common Stock. Mr. Piske was elected as the Company’s Chief Executive Officer in February 2007.

(8)
Includes the following securities: (a) 83,332 shares of Common Stock held by Mr. Marion on his own behalf; (b) 17,000 shares of Common Stock held by Millennium Seismic, Ltd., a company owned by Mr. Marion; and (c) currently vested warrants to purchase a total of 5,000 shares of Common Stock. Mr. Marion was elected as one of the Company’s Directors on May 23, 2006.

(9)
Includes the following securities: (a) 49,665 shares of Common Stock held by Mr. Knoller on his own behalf; and (b) 28,000 shares of Common Stock held by a trust and an IRA for which Mr. Knoller is beneficiary.

(10)
The number of shares of Common Stock beneficially owned by all Executive Officers and Directors as a group includes currently vested warrants to purchase a total of 536,618 shares of Common Stock and currently vested options to purchase a total of 225,000 shares of Common Stock.

(11)
Includes the following securities: (a) 3,322,600 shares of Common Stock held by Mr. Downs on his own behalf; (b) 1,600 shares of Common Stock owned of record by Christopher Downs, the minor son of Mr. Downs; and (c) currently vested warrants to purchase a total of 5,000 shares of Common Stock. Mr. Downs served as President & Chief Executive Officer until May 23, 2006, at which time he resigned from those positions. He subsequently resigned as a Director of the Company. The address of Mr. Downs is 8825 Gypsy Drive NE, Albuquerque, NM 87122.

(12)
Includes the following securities: (a) 2,444,000 shares of Common Stock held by Mr. Cantrell on his own behalf; and (b) currently vested warrants to purchase a total of 168,449 shares of Common Stock. The address of Mr. Cantrell is 5555 Del Monte Drive, Suite 2305, Houston, Texas 77056.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

With the exception of Fredrick A. Huttner, none of our named Directors and Officers were compensated more than $100,000 for the work they performed on our behalf in the year ended December 31, 2006. In conjunction with the Company’s acquisition of CYMRI on May 23, 2006, and the subsequent relocation of the Company’s headquarters to Houston, Mr. Huttner was elected Chairman and Chief Executive Officer. Effective with those actions, his salary was increased to an annual level of $150,000, and he was granted automobile and housing allowances totaling $2,200 per month to cover the cost of his additional commuting expenses in Houston.

Messrs. Downs, Huttner, Wright, Hopkins and Wonish have provided unsecured advances to the Company amounting to $973,000 as of December 31, 2006 (including accrued interest thereon at the rate 10% per annum) and are due in May 2009. A portion of Mr. Downs advance was reduced in December, 2006 as a result of his agreement to reimburse the Company for the matter discussed in the first paragraph of Item 3.

In July 2005, we entered an agreement with a number of investors for a total of $1,164,790 of 9% Secured promissory notes, due along with any unpaid interest 18 months after issuance, which took place as agreements were signed with each investor over a four month period through December 31, 2005. Messrs. Huttner, Hopkins and Wonish and the investment banking firm of Sanders Morris Harris Group, Inc. (“SMHG”) were part of the investor group. The lenders received a 5% origination fee and were granted warrants to purchase 116,479 shares of Common Stock, exercisable at $0.30 per share, expiring in 2010. The notes were paid off in conjunction with the May 2006 financing of the CYMRI acquisition.

We have from time to time engaged SMHG to perform investment banking services for the Company. In that regard, we granted warrants to purchase a total of 200,000 shares of Common Stock to SMHG on August 1, 2005, exercisable at price of $0.30 per share, expiring in 2010 (SMHG subsequently exercised the warrants in January 2007). Mr. Huttner, our Chairman, participates with an officer of SMHG in an investment partnership which owns 475,000 shares of Common Stock, as disclosed in Item 11. Mr. Huttner also participates in several other SMHG sponsored investment partnerships which make investments in other companies.

Three of the present members of our Board of Directors are considered to be “independent” (as that term is defined by The Nasdaq Stock Market) and have no role in the day-to-day management of the Company. Such independent, non-management members of our Board of Directors are Messrs. Knoller, Marion, and Parker.

Item 13. Exhibits.

The following Exhibits are required to be filed pursuant to Item 601 of Regulation S-B:

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation of Tradestar Services, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed July 30, 2004)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed July 30, 2004)
3.3	Certificate of Amendment to Articles of Incorporation of Tradestar Services, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report for the year ended December 31, 2005)
3.4	Certificate of Amendment to Articles of Incorporation of Tradestar Services, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 8,2007)
10.1
Agreement and Plan of Merger, dated March 23, 2006 by and among Tradestar Services, Inc., Tradestar Acquisition Sub, L.L.C., The Cymri Corporation, Larry M. Wright, Franklin M. Cantrell, Jr., Robert G. Wonish and Michael W. Hopkins*

10.2	Pledge and Security Agreement, dated May 23, 2006, by and among Tradestar Services, Inc., Larry M. Wright and Franklin M. Cantrell, Jr.*
10.3
Assumption and Indemnification Agreement, dated May 23, 2006, by Tradestar Services, Inc., Tradestar Acquisition Sub, L.L.C., The Cymri Corporation, and Larry M. Wright, Robert G. Wonish and Franklin M. Cantrell, Jr.*

10.4	Employment Agreement, effective June 1, 2006, by and among Tradestar Services, Inc., CYMRI, L.L.C. and Larry M. Wright*
10.5	Registration Rights Agreement, dated May 23, 2006, Tradestar Services, Inc., Larry M. Wright, Franklin M. Cantrell, Jr., Michael W. Hopkins and Robert G. Wonish*
10.6.1	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated May 23, 2006, by and between Tradestar Services, Inc. and Franklin M. Cantrell, Jr.*
10.6.2	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated May 23, 2006, by and between Tradestar Services, Inc. and Michael W. Hopkins*
10.6.3	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated May 23, 2006, by and between Tradestar Services, Inc. and Robert G. Wonish*
10.7.1	Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of Larry M. Wright in the original principal amount of $1,500,000*
10.7.2	Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor Franklin M. Cantrell, Jr. in original principal amount $1,575,000*
10.7.3	Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc.in favor of Frederick A. Huttner in the original principal amount of $50,000*
10.7.4	Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of Sanders Opportunity Fund, LP in the original principal amount of $116,600*
10.7.5	Unsecured Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of Sanders Opportunity Fund Institutional in the original principal amount of $383,400*
10.7.6	Unsecured Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of Michael Hopkins in the original principal amount of $250,000*
10.7.7	Unsecured Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of Michael Hopkins in the original principal amount of $1,000,000*
10.7.8	Unsecured Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of SEP FBO Frederick A. Huttner Pershing LLC as Custodian in the original principal amount of $50,000*
10.7.9	Unsecured Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of Pershing LLC Custodian FBO Sheryl A. Huttner IRA in the original principal amount of $100,000*
10.7.10	Unsecured Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of Clarence Downs in the original principal amount of $300,000
10.8.1	Warrant, dated May 23, 2006, to purchase 160,428 shares of common stock issued to Larry M. Wright*
10.8.2	Warrant, dated May 23, 2006, to purchase 168,449 shares of common stock issued to Franklin M. Cantrell, Jr.*
10.8.3	Warrant, dated May 23, 2006, to purchase 100,000 shares of common stock issued to Alvin Bellaire, Jr.*
10.8.4	Warrant, dated May 23, 2006, to purchase 100,000 shares of common stock issued to C.F. ("Skip") Kimball, III*
10.8.5	Warrant, dated May 23, 2006, to purchase 100,000 shares issued to Don E. Claxton*
10.8.6	Warrant, dated May 23, 2006, to purchase 200,000 shares of common stock issued to Kenneth Thomas*
10.8.7	Warrant, dated May 23, 2006, to purchase 120,000 shares of common stock issued to Cloyses Partners, LLC*
10.8.8	Warrant, dated May 23, 2006, to purchase 53,476 shares of common stock issued to Sanders Morris Harris*
10.8.9	Warrant, dated May 23, 2006, to purchase 133,690 shares of common stock issued to Michael W. Hopkins*
10.9
Revolving Note, dated May 23, 2006, made by Tradestar Construction Services, Inc. and Petroleum Engineers, Inc. in favor of Wells Fargo Bank, National Association in the original principal amount of $5,000,000*

10.10	Security Agreement, dated May 23, 2006, by and between Tradestar Services, Inc. and Wells Fargo Bank, National Association*
10.11	Credit and Security Agreement, dated May 23, 2006, by and among Tradestar Construction Services, Inc., Petroleum Engineers, Inc. and Wells Fargo Bank, National Association*
10.12	Guaranty by Corporation, dated May 23, 2003, made by Tradestar Services, Inc. in favor of Wells Fargo Bank, National Association*
10.13
First Amendment to Amended and Restated Credit Agreement, dated May 22, 2006, by and among The Cymri Corporation, Triumph Energy, Inc., Petroleum Engineers, Inc., Sterling Bank and Tradestar Acquisition Sub, L.L.C.*

10.14	Promissory Note, dated May 23, 2006, made by CYMRI, L.L.C. and Triumph Energy, Inc. in favor of Sterling Bank in the original principal amount of $20,000,000*
10.15
Amended and Restated Credit Agreement, dated December 3, 2004, by and among The Cymri Corporation, Triumph Energy, Inc., Petroleum Engineers, Inc., Petroleum Engineers International, Inc. and Sterling Bank*

10.16	Letter Agreement, dated February 28, 2007, by and among Tradestar Services, Inc., 383210 Alberta Ltd., Dave Hunter Resources Inc., Barry Ahearn and Dave Hunter**
10.17
Amended and Restated Stock Purchase Agreement, dated March 2, 2007, by and among Tradestar Services, Inc., 1297181 Alberta Ltd., 383210 Alberta Ltd., Dave Hunter Resources Inc., Barry Ahearn and Dave Hunter**

10.18	Registration Rights Agreement, dated March 2, 2007, by and among Tradestar Services, Inc., 383210 Alberta Ltd. and Dave Hunter Resources Inc.**
10.19	Pledge and Security Agreement, dated March 2, 2007, by and among Tradestar Services, Inc., 383210 Alberta Ltd. and Dave Hunter Resources Inc.**
10.20.1	Decca Promissory Note No. 1, dated March 2, 2007, made by Tradestar Services, Inc. in favor of 383210 Alberta Ltd. in the original principal amount of Cdn $725,000**
10.20.2	Decca Promissory Note No. 2, dated March 2, 2007, made by Tradestar Services, Inc. in favor Dave Hunter Resources Inc. in original principal amount Cdn $725,000**
10.21.1	Warrant, dated March 2, 2007, to purchase 100,000 shares of common stock of Tradestar Services, Inc. issued to 383210 Alberta Ltd.**
10.21.2	Warrant, dated March 2, 2007, to purchase 100,000 shares of common stock of Tradestar Services, Inc. issued to Dave Hunter Resources Inc.**
10.22	First Amendment to Credit and Security Agreement, dated March 2, 2007, by and among Tradestar Construction Services, Inc., Petroleum Engineers, Inc. and Wells Fargo Bank, National Association**
10.23
Amended and Restated Revolving Note, dated March 2, 2007, made by Tradestar Construction Services, Inc. and Petroleum Engineers, Inc. in favor of Wells Fargo Bank, National Association in the original principal amount of $7,000,000**

10.24
Structural Overadvance Note, dated March 2, 2007, made by Tradestar Construction Services, Inc. and Petroleum Engineers, Inc. in favor of Wells Fargo Bank, National Association in the original principal amount of $1,500,000 **

21.1	Subsidiaries of the Registrant Tradestar Construction Services, Inc. (New Mexico) CYMRI, L.L.C. (Nevada) Petroleum Engineers, Inc. (Louisiana)
23.1	Consent of Gordon, Hughes & Banks, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________

*Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed May 30, 2006.
** Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed March 8, 2007.

 Item 14: Principal Accountant Fees and Services.

In July 2006, the Board of Directors approved the appointment of PMB Helin Donovan, LLP to serve as our independent registered public accounting firm for the year ending December 31, 2006. This appointment was made in conjunction with our acquisition of CYMRI in May 2006 and the relocation of the Company’s headquarters to Houston. Gordon, Hughes & Banks, LLP, a Denver based firm, had served as the Company’s independent auditors since its inception in 2003. The following table presents fees for professional audit services rendered by PMB Helin Donovan, LLP for the year ended December 31, 2006 and by Gordon, Hughes & Banks, LLP for the year ended December 31, 2005 in their audits of our annual financial statements as well as their fees billed for other services rendered.

	2006	2005
Audit Fees	$65,000	$31,300
Audit-related Fees	42,650	-
Tax Fees	-	4,270
Other Fees	-	-
	$107,650	$35,570

Audit-related fees billed by PMB Helin Donovan, LLP for the year ended December 31, 2006 relate to the audit of CYMRI’s financial statements in conjunction with the CYMRI acquisition in May 2006 and preliminary audit work on the financial statements of Decca Consulting, Ltd. in conjunction with our acquisition of that company, which was completed in March 2007.

STRATUM HOLDINGS, INC.
(formerly, Tradestar Services, Inc.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page (s)

Reports of Independent Registered Public Accounting Firms	30-31

Consolidated Balance Sheet as of December 31, 2006	32

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005	33

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2006 and 2005	34

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005	35

Notes to Consolidated Financial Statements	36-45

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Stratum Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Stratum Holdings, Inc. (formerly, Tradestar Services, Inc.) as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratum Holdings, Inc. (formerly, Tradestar Services, Inc.) at December 31, 2006 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
Houston, Texas
March 23, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Tradestar Services, Inc.

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Tradestar Services, Inc. for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Tradestar Services, Inc. and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/S/ Gordon, Hughes & Banks, LLP
Gordon, Hughes & Banks, LLP
Golden, Colorado
February 24, 2006

STRATUM HOLDINGS, INC.
(formerly, Tradestar Services, Inc.)
Consolidated Balance Sheet
December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$261,010
Accounts receivable, less allowance of $352,263	8,277,568
Prepaid expenses and other	880,230
Total current assets	9,418,808

Property and equipment:
Oil and gas properties (full cost method)	13,433,333
Other property and equipment	893,512
14,326,845
Less: Accumulated depreciation, depletion & amortization	(816,871)
Net property and equipment	13,509,974

Other assets:
Goodwill	9,089,162
Deferred income taxes	489,100
Other	636,821
Total other assets	10,215,083

Total assets	$33,143,865

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$7,661,885
Accounts payable	2,129,381
Accrued liabilities	1,492,973
Income taxes payable	21,883
Total current liabilities	11,306,122

Long-term debt, net of current portion	10,577,969
Deferred income taxes	3,378,400
Total liabilities	25,262,491

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares
authorized, None issued	-
Common stock, $.001 par value per share, 50,000,000 shares
authorized, 23,804,286 shares issued and outstanding	23,804
Additional paid in capital	9,441,664
Accumulated deficit	(1,584,094)
Total stockholders’ equity	7,881,374

Total liabilities and stockholders’ equity	$33,143,865

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.
(formerly, Tradestar Services, Inc.)
Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005
Revenues:
Staffing services
Construction	$16,758,412	$8,070,569
Petroleum engineering	15,239,239	-
Oil and gas sales	2,187,827	-
Other	65,724	-
	34,251,202	8,070,569
Expenses:
Cost of staffing services
Construction	13,591,864	6,890,286
Petroleum engineering	10,952,316	-
Lease operating expense	1,185,902	-
Depreciation, depletion & amortization	876,161	24,998
Workover expense	525,867	-
Selling, general and administrative	6,436,071	1,562,476
Interest expense	1,036,100	133,641
	34,604,281	8,611,401

Loss before income taxes	(353,079)	(540,832)

Benefit from income taxes	120,002	-

Net loss	$(233,077)	$(540,832)

Net loss per share, basic and diluted	$(0.01)	$(0.05)

Weighted average shares outstanding, basic	18,579,652	10,950,000

Weighted average shares outstanding, diluted	18,579,652	10,950,000

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.
(formerly, Tradestar Services, Inc.)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2006 and 2005

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2005	8,950,000	$8,950	$785,522	$(810,185)	$(15,713)

Sale of Common Stock	2,000,000	2,000	598,000	-	600,000

Warrant Expense	-	-	61,308	-	61,308

Services Contributed by Officers	-	-	50,000	-	50,000

Net Loss	-	-	-	(540,832)	(540,832)

Balance at December 31, 2005	10,950,000	10,950	1,494,830	(1,351,017)	154,763

Acquisition of CYMRI Corporation	12,540,000	12,540	7,260,660	-	7,273,200

Sale of Common Stock	314,286	314	549,686	-	550,000

Stock Based Compensation	-	-	111,488	-	111,488

Services Contributed by Officers	-	-	25,000	-	25,000

Net Loss	-	-	-	(233,077)	(233,077)

Balance at December 31, 2006	23,804,286	$23,804	$9,441,664	$(1,584,094)	$7,881,374

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.
(formerly, Tradestar Services, Inc.)
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005
Cash flows (used in) operating activities:
Net loss	$(233,077)	$(540,832)
Adjustments to reconcile net income
(loss) to cash (used in) operations:
Depreciation, depletion & amortization	876,161	43,505
Deferred income taxes	(120,002)	-
Stock based compensation	111,488	-
Services contributed by officers	25,000	50,000
Other changes, net	290,241	46,884
Changes in current assets and liabilities:
Accounts receivable	(2,331,745)	(1,643,889)
Other current assets	(634,306)	-
Accounts payable and accrued liabilities	(895,178)	1,128,511
Income taxes payable	15,693	-
Net cash (used in) operating activities	(2,895,725)	(915,821)

Cash flows (used in) investing activities:
Purchase of subsidiary	(2,000,000)	-
Purchase of property and equipment	(416,000)	(42,860)
Increase in other assets	(284,570)	-
Net cash (used in) investing activities	(2,700,570)	(42,860)

Cash flows from (used in) financing activities:
Proceeds from long term debt	5,031,530	1,105,300
Payments of long term debt	(1,143,975)	-
Net proceeds of stockholder advances	660,000	(129,676)
Proceeds from issuance of common stock	550,000	600,000
Net cash from financing activities	5,097,555	1,575,624

Net (decrease) increase in cash and cash equivalents	(498,740)	616,943
Cash and equivalents at beginning of period	759,750	142,807

Cash and equivalents at end of period	$261,010	$759,750

Supplemental information
Cash paid for interest	$1,155,777	$13,964

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.
(formerly, Tradestar Services, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

(1) Business and Summary of Significant Accounting Policies

Description of Business - Stratum Holdings, Inc., formerly, Tradestar Services, Inc. (the "Company") is a staffing holding company, specializing in energy services and commercial construction, which also has petroleum exploration and production operations. Substantially all of its operations are in the United States.

Principles of Consolidation - The consolidated financial statements include Stratum Holdings, Inc. and its three wholly-owned subsidiaries. Significant intercompany amounts are eliminated in consolidation. Certain reclassifications have been made to the prior year statements to conform to the current year presentation.

Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Recognition of Revenue and Costs of Services - Revenues consist daily or hourly charges billed to customers for the services of employees or consultants assigned to worksites. Gross billings are rendered semi-monthly or weekly and are recognized at the time services are provided to customers. Direct costs of services include compensation paid to worksite employees or consultants, any related payroll taxes, benefits and workers' compensation insurance. Costs of services are recognized when incurred based on days or hours worked by worksite employees or consultants. Emerging Issues Task Force ("EITF") No. 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent", establishes criteria for recognizing revenues on a gross or net basis. The Company is the primary obligor in its transactions, has responsibility for fulfillment, including the acceptability of services ordered and purchased by customers. In addition, the Company has all credit risk, retains substantially all risk and rewards of the services rendered, has sole discretion in staffing engagements and setting the billing rates of its employees. Accordingly, the Company records all transactions at the gross revenue amount billed, consistent with the provisions of EITF 99-19.

Allowance for Doubtful Accounts - The Company has provided an allowance for uncollectible accounts receivable based on management's evaluation of collectibility of outstanding balances. The allowance is based on estimates and actual losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the period in which they become known.

Oil and Gas Properties - The Company follows the full cost method of accounting for its oil and gas properties acquired from CYMRI Corporation (see Note 2). Costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. (a) Capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized; (b) The capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,” discounted at a 10-percent interest rate, of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties; and (c) Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

Other Property and Equipment - Other property and equipment, primarily office furniture and fixtures, is depreciated on a straight-line basis over their useful lives ranging from three to five years.

Goodwill - Goodwill was recognized on the acquisition of CYMRI (see Note 2) and is represented by the excess cost of the acquired entity over amounts assigned to the assets and liabilities of the acquired entity. Goodwill is not amortized and is tested for impairment annually on the anniversary date of the acquisition.

Stock-Based Compensation - Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” requiring that compensation expense related to share-based payment transactions with employees be recognized in the financial statements (see Note 5).

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change.

Net Income (Loss) Per Share - Basic income (loss) per common share is computed by dividing the net income or loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted income per common share is computed by considering dilutive common share equivalents under the Treasury Stock method. For the years ended December 31, 2006 and 2005, the basic and diluted average outstanding shares are the same because of a net loss in both years.

Use of Estimates - Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses in preparing these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Liquidity - The Company has incurred net losses during 2006 and 2005 of $233,000 and $541,000 and has a working capital deficit of $1,887,000 at December 31, 2006. As indicated in Note 3, the Company significantly expanded its working capital line of credit in March 2007 to address the short-term liquidity pressures that existed at December 31, 2006. In addition, the Company raised proceeds from an equity offering of $675,000 in the first quarter of 2007, as indicated in Note 4. The Company believes that it will be able to repay or refinance its existing debt and other obligations on their respective due dates as presently structured.

Recently Issued Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 158 "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"), which requires companies to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet.  SFAS 158 is effective for fiscal years ending after December 15, 2006. We do not expect the adoption of SFAS 158 to have an impact on our consolidated financial position, results of operations or cash flows since we have no defined benefit plans.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS 157 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any, the adoption of SFAS 157 will have on our consolidated financial position, results of operations or cash flows.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS 155 will have a material impact on our consolidated financial position, results of operations or cash flows.

(2) Acquisition of The CYMRI Corporation

Pursuant to an Agreement and Plan of Merger executed between the Company and The CYMRI Corporation (“CYMRI”), a wholly-owned subsidiary of the Company acquired all of CYMRI’s outstanding common stock on May 23, 2006. CYMRI and its subsidiaries perform petroleum engineering services for customers in North and South America and are engaged in the exploration and production of oil and natural gas from properties located in Texas and Louisiana. The merger agreement provided for the Company: (a) To pay $2,000,000 in cash; (b) To issue its 10% secured notes payable in the amount of $3,075,000; and (c) To issue 12,540,000 shares of its Common Stock, which had an average 30 day pre-announcement closing price of $0.58 per share, for total equity value of $7,273,200, along with 1,136,043 Warrants to purchase Common Stock at $1.87 per share. The Company has accounted for the acquisition of CYMRI as a purchase with Stratum treated as the acquirer. The following is a condensed balance sheet showing the fair values of the assets acquired and liabilities assumed from CYMRI as of the date of the acquisition (including merger related costs of $250,000):

Current assets	$4,850,647
Property and equipment	13,774,229
Goodwill arising in the acquisition	9,089,162
Other assets	77,453
Current liabilities	(3,208,571)
Long-term debt (see Note 3)	(8,666,639)
Deferred income taxes	(3,318,081)
$12,598,200

The allocation of assets and liabilities indicated above is different than the preliminary allocation reflected by the Company in the pro forma financial statements contained in its Form 8-K/A report filed on August 9, 2006. The primary reason for the differences is that the Company refined its market assumptions in determining the fair values of the individual assets and liabilities in the most recent allocation of the purchase price. Use of such a market based approach in the most recent valuation primarily resulted in a reduction in the purchase price amount allocated to oil and gas properties and an increase in the purchase price amount allocated to goodwill.

Since the acquisition, the Company has reflected the results of operations of CYMRI in its consolidated financial statements, after giving effect to the purchase accounting adjustments. The deemed effective date of the acquisition for accounting purposes was May 31, 2006 and, should circumstances warrant, the Company will make subsequent purchase accounting adjustments up to May 31, 2007. The effect of including CYMRI’s results of operations in the Company’s consolidated financial statements since May 31, 2006 was to increase 2006 revenues by $17,493,000 and to decrease 2006 net loss by approximately $260,000 ($0.01 per share).

(3)  Long-Term Debt

As of December 31, 2006, the Company had the following long-term debt obligations, including amounts assumed or incurred in the acquisition of the outstanding common stock of CYMRI (see Note 2):

$20,000,000 line of credit with a bank, principal payable $95,000 per month beginning in October 2006 through maturity in November
2007, interest at 1.0% above prime payable monthly, secured by
CYMRI’s oil and gas properties and deposits held by stockholders	$6,035,000

$5,000,000 line of credit with a bank, interest at 1.0% above prime payable monthly through maturity in May 2010, secured by accounts
receivable of petroleum and construction staffing services businesses	3,805,861

Notes payable to former CYMRI shareholders, bearing interest at
10%, payable in total monthly installments of $65,335 beginning in June 2006 through maturity at May 2008, and secured by
substantially all assets, subject to liens on oil and gas properties	2,789,986

Notes payable to 8 individuals, incurred in acquisition of CYMRI, bearing interest at 10%, interest only payable monthly beginning in
July 2006 through maturity at May 2008, unsecured	2,250,000

Notes payable to 3 individuals, incurred by CYMRI in acquisition of a subsidiary, bearing interest at 8%, payable in total monthly installments of $54,219 beginning in March 2005 through maturity
at February 2010, secured by subsidiary’s oil and gas properties	1,772,676

Advances from stockholders, bearing interest at 10%, interest
only payable monthly through maturity at May 2009, unsecured	973,294

Short term note payable for general liability insurance	613,037

18,239,854
Current portion of long term debt	(7,661,885)
$10,577,969

Future maturities of long-term debt as of December 31, 2006 are as follows:

For the year ending December 31:
2007	$7,661,885
2008	5,084,472
2009	1,566,775
2010	3,926,722
2011	$18,239,854

Borrowings under the bank credit agreement secured by CYMRI’s oil and gas properties are subject to a borrowing base, which is periodically redetermined, and amounted to $6,035,000 as of December 31, 2006 (which is secured by oil and gas properties with a net cost of approximately $12,700,000). The terms of the bank credit agreement, as amended, require CYMRI to maintain certain financial covenants regarding working capital ratio, interest coverage level, the ratio of loan balance to loan balance plus stockholders’ equity, and the non-payment of dividends. The Company was in compliance with such financial covenants as of December 31, 2006. The Company’s periodic payment obligations under the bank credit facility are dependent upon a semi-annual evaluation of CYMRI’s producing oil and gas properties and its continued compliance with these financial covenants. As presently structured, borrowings outstanding under the bank credit facility are due in November 2007. The Company is considering various alternatives for the refinancing of this debt, including a possible disposition of the oil and gas properties securing such debt.

The terms of the bank credit agreement secured by accounts receivable of the petroleum and construction staffing services businesses provide for a borrowing base of 85% of qualifying accounts receivable up to $5,000,000 (qualifying accounts receivable of $7,655,000 were pledged at December 31, 2006) and require the Company’s petroleum and construction staffing subsidiaries to maintain certain financial covenants with regard to minimum net worth, minimum net income, maximum capital expenditures and maximum affiliate distributions. Borrowings outstanding under this line of credit were originally scheduled to mature in May 2009. In conjunction with the acquisition of Decca Consulting, Ltd., a Canadian company, in March 2007 (see Note 12), the bank agreed to amend the credit facility to increase the maximum borrowings secured by accounts receivable of the U.S. petroleum and construction staffing companies from $5,000,000 to $7,000,000 and to provide for new borrowings secured by Decca’s accounts receivable in an amount not to exceed $4,000,000 (Cdn). Waivers were granted by the bank with respect to certain covenant defaults that existed as of December 31, 2006 and the maturity of the amended credit facility was extended by one year to May 2010.

(4)  Stockholders’ Equity

In March 2005, we closed our initial public offering. We sold a total of 2,000,000 shares of Common Stock at $0.30 per share for gross proceeds of $600,000. In the third and fourth quarters of 2005, we issued a total of 316,479 Warrants to purchase shares of Common Stock to various note holders and an investment banking firm. The Warrants were for exercise prices from $0.30 to $0.55 per share and for terms of four to five years. The Warrants were valued at $61,308 and were expensed in 2005.

In October 2006, we commenced a private offering of shares of our Common Stock and Warrants to a group of Accredited Investors pursuant to a private placement memorandum (“PPM”). In this private offering, we sold a total of 314,286 shares of our Common Stock at $1.75 per share to 13 Accredited Investors during the fourth quarter of 2006 for gross proceeds of $550,000. In accordance with the PPM, we also issued Warrants to the Accredited Investors to purchase an additional 314,286 shares of our Common Stock at $2.50 per share for a one year period (there was no expense recorded for these Warrants as the value was nominal). We sold another 385,714 shares of Common Stock at $1.75 per share and Warrants to purchase an additional 385,714 shares of our Common Stock at $2.50 per share to three Accredited Investors in the first quarter of 2007, pursuant to the PPM, for gross proceeds of $675,000.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” ("SFAS 123R") requiring that compensation expense related to share-based payment transactions with employees be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally, the vesting period of the award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company adopted SFAS 123R using the modified prospective method, accordingly, financial statement amounts for prior periods have not been restated.

There were no employee options granted under the plan until the fourth quarter of 2005. The pro forma expense of such options was $31,945 ($0.00 per share). Option activity with directors and employees for the two years ended December 31, 2006 were as follows (including a total of 680,000 options granted to directors outside of the plan):

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at January 1, 2005	-	$-
Options granted	550,000	0.25
Outstanding at December 31, 2005	550,000	0.25
Options granted	1,144,100	1.87
Outstanding at December 31, 2006	1,694,100	$1.34	4.4	$1,070,450

Exercisable at December 31, 2006	416,667	$0.24	2.9	$666,667

Stock-based compensation expense for the year ended December 31, 2006 in the amount of $111,488 has been recognized as a current period expense in the accompanying Consolidated Financial Statements. As of December 31, 2006, total unrecognized compensation cost of $1,068,775 related to stock options is expected to be recognized over a weighted average period of approximately 2.96 years. The estimated fair value of the options granted to employees under the plan was calculated using a Black Scholes option pricing model. The following schedule reflects the assumptions included in this model as it relates to the valuation of such options: (a) Expected volatility - 95%; (b) Expected risk free interest rate - 6%; (c) Expected dividend yield - zero; and (d) Expected option term - 3 years.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

(6)  Income Taxes

The Company provided the following amounts of income tax benefit for the years ended December 31, 2006 and 2005 (all amounts are deferred):
	Year ended December 31,
	2006	2005

Federal income tax benefit	$120,002	$-
State income tax benefit	- __	- _
Total income tax benefit	$120,002	$-

The following table is a reconciliation of the U.S. statutory rate at 34% to our income (loss) before income taxes for the years ended December 31, 2006 and 2005:

	Year ended December 31,
	2006	2005

Tax at U.S. statutory rate	$120,002	$140,000
Non deductible expenses	- -
Valuation allowance and other	- -	(140,000)
Total income tax benefit	$120,002	$-

The following table indicates the tax effects of temporary differences giving rise to our deferred tax assets and liabilities as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Deferred tax assets:
Operating loss carryforwards	$900,100	$140,000
Other	-	-
Gross deferred tax assets	900,100	140,000
Valuation allowance	(411,000)	(140,000)
Net deferred tax assets	489,100	-
Deferred tax liabilities:
Property and equipment	(3,378,400)
Other	-
Gross deferred tax liabilities	(3,378,400)	-
Net deferred tax liability	$(2,889,300)	$-

At December 31, 2006, the Company had net operating loss carryforwards of approximately $2,648,000 that may be offset against future taxable income, if any, until 2025. These carryforwards are subject to review by the Internal Revenue Service. The Company has reserved approximately $411,000 of the tax benefit of the operating loss carryforward by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

(7)  Related Party Transactions

In the year ended December 31, 2006, the Company received net stockholder advances in the amount of $660,000, excluding amounts advanced to finance the cash portion of the CYMRI purchase price (see Note 2). In the year ended December 31, 2005, the Company repaid net stockholder advances in the amount of $130,000. Stockholder advances, excluding amounts advanced to finance the cash portion of the CYMRI purchase price, are reflected as unsecured long term debt obligations and accrue interest at a rate of 10% per annum. A stockholder has also provided a $500,000 deposit to secure a bank line of credit (see Note 3).

The Company's former President was not paid any salary for full-time services rendered prior to his resignation in July 2006 (see Note 9). The Company estimated the value of the services provided at $12,500 per quarter through the second quarter of 2006, and recorded such amounts as an expense and as a contribution to capital in the respective periods.

(8)  Segment Information

As a result of the CYMRI acquisition (see Note 2), the Company has three reportable segments: Petroleum Engineering Services (“PES”), Construction Staffing Services (“CSS”), and Petroleum Exploration & Production (“E&P”). There are no intersegment transfers between the reportable segments. The following table reflects the allocation of certain Income Statement, Balance Sheet and Cash Flow Statement data between the reportable segments for the year ended December 31, 2006 (the Company does not believe it is feasible to allocate income taxes among the segments). Income Statement data for the Petroleum Engineering Services and Petroleum Exploration & Production segments represent amounts since May 31, 2006, the deemed effective date of the CYMRI acquisition for accounting purposes (in thousands):

	PES	CSS	E&P	Total
Income Statement Data:
Revenues	$15,305	$16,758	$2,188	$34,251
DD&A expense	(70)	(170)	(636)	(876)
Other operating expenses	(10,952)	(13,592)	(1,712)	(26,256)
Gross profit	4,283	2,996	(160)	7,119
General & administrative				(6,436)
Interest expense				(1,036)
Net loss before taxes				$(353)

Balance Sheet Data:
Property and equipment	$735	$159	$13,433	$14,327
Accumulated DD&A	(70)	(111)	(636)	(817)
	$665	$48	$12,797	$13,510
Cash Flow Statement Data:
Capital expenditures	$123	$7	$286	$416

For the year ended December 31, 2005, the Company operated in only one business segment, Construction Staffing Services. Accordingly, no segment information for that year is presented.

(9)	Commitments and Contingencies

The Company has operating leases for office space in the Petroleum Engineering Services and Construction Staffing Services segments. At December 31, 2006, the future minimum rental payments under these operating leases were as follows (in thousands):

Year ending December 31, 2007    $ 410
Year ending December 31, 2008       392
Year ending December 31, 2009       319
Year ending December 31, 2010                    253
Year ending December 31, 2011       196

In the second quarter of 2006, the Internal Revenue Service assessed the Company penalty and interest charges for failure to timely remit payroll taxes of the Construction Staffing business for the fourth quarter of 2005 and the first quarter of 2006 (the payroll taxes were remitted in full in the second quarter of 2006). In December 2006, the Company reached a settlement agreement with the Internal Revenue Service regarding the penalty and interest charges. A former officer and director of the Company agreed to reimburse the Company for the IRS penalty and interest and related costs of this matter totaling $132,000, of which a cash payment of $85,000 was made by the former officer to the Company and $47,000 was offset against a note payable to the former officer.

Two of our subsidiaries are defendants in certain lawsuits arising in the normal course of business. At the present time, it is not practical to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations in any of these cases. However, management believes that our subsidiaries have meritorious defenses in each case and are vigorously defending these matters.

We have not made an accrual for the abandonment costs of our oil and gas properties because the presently estimated amount is immaterial. It is possible that we could ultimately incur costs for the abandonment of our oil and gas properties that is significantly greater than the amounts that we have estimated.

(10)	Other Required Disclosures

Credit Risk Concentrations - In the Construction Staffing Services and Petroleum Engineering Services segments, the Company extends credit to a variety of customers on an open account basis, periodically assessing their credit worthiness, and requiring various forms of financial collateral where deemed necessary. In the Exploration & Production segment, the Company sells produced oil and gas to large commodity purchasers from whom it does not require collateral. There were no customers of any segment, representing more than 10% of consolidated revenues in the years ended December 31, 2006 and 2005.

The Company maintains its cash accounts in two different federally chartered banking institutions. Its bank accounts in each bank are government insured up to $100,000. Management believes that the two banks are financially sound.

Fair Value of Financial Instruments - SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” addresses disclosures about the fair value of financial instruments, whether or not recognized, for financial statement purposes. Disclosures about fair value of financial instruments are based on pertinent information available to management and are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. Management has estimated the fair values of cash, accounts receivable, accounts payable and accrued expenses to approximate their respective carrying values reported on these financial statements because of their short maturities. The carrying amounts of notes payable approximates fair value because their interest rates approximate market for items of similar risk.

(11) Oil and Gas Producing Activities (Unaudited)

Capitalized Costs of Oil and Gas Properties - As a result of the CYMRI acquisition (see Note 2), the Company has owned working interests in certain oil and gas properties since May 31, 2006, the deemed effective date of the CYMRI acquisition for accounting purposes. The table below reflects the capitalized costs of such oil and gas properties as of December 31, 2006 (in thousands):

Proved properties	$13,147
Unproved properties	286
Gross oil and gas properties	13,433
Less: Accumulated depreciation, depletion and amortization	(636)
Net oil and gas properties	$12,797

Costs Incurred in Oil and Gas Producing Activities - The table below presents the costs incurred in oil and gas producing activities for the period from May 31, 2006, the deemed effective date of the CYMRI acquisition, to December 31, 2006 (in thousands):

Property acquisition	$-
Exploration	-
Development	286
$286

Results of Operations for Oil and Gas Producing Activities - The table below presents the results of operations for oil and gas producing activities for the period from May 31, 2006, the deemed effective date of the CYMRI acquisition, to December 31, 2006 (in thousands):

Revenues	$2,188
Production costs	(1,712)
Depreciation, depletion and amortization	(636)
Provision for income taxes	54
Results of operations	$(106)

         Oil and Gas Reserves - The following table sets forth summary information with respect to CYMRI’s proved oil and gas reserves, as estimated by Von Gonten & Associates, Inc., independent reservoir engineering consultants, as of December 31, 2006. The estimates of proved and proved developed reserve quantities and the related measure of discounted future net cash flows are estimates only and do not purport to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise and generally more conservative than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows is computed by applying estimated prices of oil and gas (as summarized below) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (at year-end 2006 prices) to be incurred in developing and producing the proved reserves, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10-percent per year to reflect the estimated timing of the future net cash flows. The unescalated prices as of December 31, 2006 used in such estimates averaged $61.05 per barrel of oil and $5.65 per Mcf of gas.

	Oil	Gas	Total	PV10 Value
	(MBbl)	(MMcf)	(MMcfe)	(000’s)

Proved developed	601	1,366	4,972	$13,065
Proved undeveloped	62	7	382	924
Total proved	663	1,373	5,354	13,989
Discounted future income taxes				(3,879)
Standardized measure of discounted future net cash flows				$10,110

The following table sets forth the components of the standardized measure of discounted future net cash flows relating to our proved oil and gas reserves as of December 31, 2006 (in thousands):
Future net revenues	$47,893
Future lease operating expenses and production taxes	(16,964)
Future development costs	(1,289)
Future income tax expense	(8,219)
Future net cash flows	21,421
10% annual discount for estimated timing of cash flows	(11,311)
Standardized measure of discounted future cash flows	$10,110

Because the Company did not own working interests in any oil and gas properties as of January 1, 2006, no disclosure of changes in the standardized measure of discounted future cash flows for the year ended December 31, 2006 is presented.

(12) Subsequent Events

On March 2, 2007, the Company completed the acquisition of Decca Consulting, Ltd., a private Canadian energy consulting services firm. Pursuant to a Stock Purchase Agreement, the Company acquired the outstanding capital stock of Decca Consulting, Ltd. for total consideration of approximately $4.7 million, payable in a combination of cash, notes payable and Common Stock. This acquisition provides for the expansion of the Company’s Petroleum Engineering Services business into the Canadian market as well as other possible North American and international markets. In conjunction with this acquisition, the Company entered into an amended and expanded credit facility with a major international banking institution (see Note 3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUM HOLDINGS, INC.

By:	/s/ Richard A. Piske, III
Richard A. Piske, III Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 28, 2007.

Signature	Title

/s/Richard A. Piske, III	Chief Executive Officer and Director
Richard A. Piske, III	(Principal Executive Officer)

/s/D. Hughes Watler, Jr.	Chief Financial Officer
D. Hughes Watler, Jr.	(Principal Financial Officer)

/s/Kenneth L. Thomas	Senior Vice President-Finance
Kenneth L. Thomas	(Principal Accounting Officer)

/s/Frederick A. Huttner	Chairman of Board of Directors
Frederick A. Huttner

/s/Michael W. Hopkins	Director
Michael W. Hopkins

/s/Guy D. Knoller	Director
Guy D. Knoller

/s/Jesse R. Marion	Director
Jesse R. Marion

/s/Douglas Parker	Director
Douglas Parker

/s/Robert G. Wonish	Director
Robert G. Wonish

/s/Larry M. Wright	Director
Larry M. Wright