Form 10QSB
period 2007-03-31
STRATUM HOLDINGS, INC.
filed 2007-05-15
CIK 1277998

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Three Months Ended March 31, 2007

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

The number of shares outstanding of Common Stock, par value $.001 per share, as of May 14, 2007 was 25,393,572 shares and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the NASD Bulletin Board on May 14, 2007) was approximately $8,552,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

 STRATUM HOLDINGS, INC.
(formerly, Tradestar Services, Inc.)
FORM 10-QSB

STRATUM HOLDINGS, INC.
(formerly, Tradestar Services, Inc.)
Condensed Consolidated Balance Sheets

	March 31, 2007 (Unaudited)	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$351,439	$261,010
Accounts receivable, less allowances of $381,054
and $352,263, respectively	10,766,002	8,277,568
Prepaid expenses and other	803,825	880,230
Total current assets	11,921,266	9,418,808

Property and equipment:
Oil and gas properties (full cost method)	13,480,798	13,433,333
Other property and equipment	1,057,987	893,512
	14,538,785	14,326,845
Less: Accumulated depreciation, depletion & amortization	(964,738)	(816,871)
Net property and equipment	13,574,047	13,509,974

Other assets:
Goodwill	13,646,335	9,089,162
Deferred income taxes	489,100	489,100
Other	369,973	636,821
Total other assets	14,505,408	10,215,083

Total assets	$40,000,721	$33,143,865

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$9,375,920	$7,661,885
Accounts payable	4,431,341	2,129,381
Accrued liabilities	1,645,780	1,514,856
Total current liabilities	15,453,041	11,306,122

Long-term debt, net of current portion	11,151,163	10,577,969
Deferred income taxes	3,306,425	3,378,400
Total liabilities	29,910,629	25,262,491

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares
authorized, None issued	-	-
Common stock, $.001 par value per share, 50,000,000 shares
authorized, 25,393,572 and 23,804,286 shares issued and outstanding, respectively	25,394	23,804
Additional paid in capital	11,778,315	9,441,664
Accumulated deficit	(1,723,809)	(1,584,094)
Foreign currency translation	10,192	-
Total stockholders’ equity	10,090,092	7,881,374

Total liabilities and stockholders’ equity	$40,000,721	$33,143,865

See accompanying notes to condensed consolidated financial statements.

STRATUM HOLDINGS, INC.
(formerly, Tradestar Services, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Staffing services
Construction	$3,766,629	$3,344,309
Petroleum engineering	9,166,453	-
Oil and gas sales	684,705	-
Other	68,972	-
	13,686,759	3,344,309
Expenses:
Cost of staffing services
Construction	2,926,762	2,669,804
Petroleum engineering	7,207,320	-
Lease operating expense	372,765	-
Depreciation, depletion & amortization	244,140	4,009
Workover expense	191,276	-
Selling, general and administrative	2,540,209	534,415
Interest expense	415,977	34,783
	13,898,449	3,243,011

Income (loss) before income taxes	(211,690)	101,298

Benefit from income taxes	71,975	-

Net income (loss)	$(139,715)	$101,298

Net income (loss) per share, basic and diluted	$(0.01)	$0.01

Weighted average shares outstanding, basic	24,541,350	10,950,000

Weighted average shares outstanding, diluted	24,541,350	11,306,947

See accompanying notes to condensed consolidated financial statements.

STRATUM HOLDINGS, INC.
(formerly, Tradestar Services, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows provided (used) in operating activities:
Net income (loss)	$(139,715)	$101,298
Adjustments to reconcile net income
(loss) to cash (used in) operations:
Depreciation, depletion & amortization	244,140	4,009
Deferred income taxes	(71,975)	-
Stock based compensation	115,740	-
Services contributed by officers	-	12,500
Other changes, net	167,373	15,440
Changes in current assets and liabilities:
Accounts receivable	685,423	12,511
Other current assets	122,216	(20,000)
Accounts payable and accrued liabilities	(267,725)	(888,701)
Net cash provided (used) in operating activities	855,477	(762,943)

Cash flows (used) in investing activities:
Net cash used in acquisition of subsidiary	(151,841)	-
Purchase of property and equipment	(199,066)	(15,809)
Proceeds from sale of property and equipment	-	-
Net cash (used) in investing activities	(350,907)	(15,809)

Cash flows provided (used) in financing activities:
Net proceeds of stockholder advances	182,063	300,000
Proceeds from long term debt	98,647	1,250
Payment of long term debt	(1,467,351)	-
Proceeds from issuance of common stock	675,000	-
Proceeds from exercise of warrants	75,000	-
Proceeds from exercise of options	22,500	-
Net cash provided (used) in financing activities	(414,141)	301,250

Net increase in cash and cash equivalents	90,429	(477,502)
Cash and equivalents at beginning of period	261,010	759,750

Cash and equivalents at end of period	$351,439	$282,248

See accompanying notes to condensed consolidated financial statements.

STRATUM HOLDINGS, INC.
(formerly, Tradestar Services, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles for interim financial information. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of March 31, 2007 and the results of its operations and cash flows for the three month period ended March 31, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Interim results of operations are not necessarily indicative of results for subsequent interim periods or the remainder of the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2006.

(2)  Corporate Acquisitions

On May 23, 2006, the Company acquired the outstanding common stock of The CYMRI Corporation (“CYMRI”) for total consideration of $12.6 million paid in a combination of cash, notes payable and 12,540,000 shares of Common Stock, along with Warrants to purchase 1,136,043 shares of Common Stock at $1.87 per share. CYMRI and its subsidiaries perform petroleum engineering services largely for customers in the United States and are engaged in the exploration and production of oil and natural gas from properties located in Texas and Louisiana. The Company has accounted for the acquisition of CYMRI as a purchase with Stratum treated as the acquirer. The following is a condensed balance sheet showing the fair values of the assets acquired and liabilities assumed from CYMRI as of the date of the acquisition (including transaction costs of $250,000):

Current assets	$4,850,647
Property and equipment	13,774,229
Goodwill arising in the acquisition	9,089,162
Other assets	77,453
Current liabilities	(3,208,571)
Long-term debt (see Note 3)	(8,666,639)
Deferred income taxes	(3,318,081)
$12,598,200

The deemed effective date of the CYMRI acquisition for accounting purposes was June 1, 2006 and, should circumstances warrant, the Company will make subsequent purchase accounting adjustments up to May 31, 2007. The effect of including CYMRI’s results of operations in the Company’s consolidated financial statements was to increase revenues for the three months ended March 31, 2007 by $7,942,000 and to decrease net loss, after giving effect to the purchase accounting adjustments, by $219,000 ($0.01 per share).

On March 2, 2007, the Company acquired the outstanding capital stock of Decca Consulting, Ltd. (“Decca”) for total consideration of $5.1 million (plus working capital) paid in a combination of cash, notes payable and 828,572 shares of Common Stock, along with Warrants to purchase 200,000 shares of Common Stock at $2.10 per share. Decca provides consulting services for the Canadian energy industry. The Company has accounted for the acquisition of Decca as a purchase with Stratum treated as the acquirer. The following is a condensed balance sheet showing the fair values of the assets acquired and liabilities assumed from Decca as of the date of the acquisition (including transaction costs of $243,000):

Current assets	$3,280,427
Property and equipment	9,672
Goodwill arising in the acquisition	4,557,173
Current liabilities	(2,409,398)
$5,437,874

The deemed effective date of the Decca acquisition for accounting purposes was March 1, 2007 and, should circumstances warrant, the Company will make subsequent purchase accounting adjustments up to February 28, 2008. The effect of including Decca’s results of operations in the Company’s consolidated financial statements since March 1, 2007 was to increase revenues for the three months ended March 31, 2007 by $1,956,000 and to decrease net loss, after giving effect to the purchase accounting adjustments, by $56,000 ($0.00 per share).

(3)  Long Term Debt

As of March 31, 2007 and December 31, 2006, the Company had the following long-term debt obligations, including amounts assumed or incurred in the CYMRI and Decca acquisitions (see Note 2):

	Balance at
	March 31, 2007	December 31, 2006

$20,000,000 line of credit with a bank, principal payable $95,000 per month beginning in October 2006 through maturity in November 2007, interest at 1.0% above prime payable monthly, secured by the first lien on CYMRI’s oil and gas properties and deposits held by stockholders	$5,750,000	$6,035,000

$7,000,000 line of credit with a bank, interest at 1.0% above prime payable monthly through maturity in May 2010, secured by accounts receivable of petroleum and construction staffing services businesses	3,904,508	3,805,861

Notes payable to former CYMRI shareholders, bearing interest at 10%, payable in total monthly installments of $65,335 beginning in June 2006 through maturity at May 2008, and secured by substantially all assets, subject to liens on oil and gas properties	2,662,676	2,789,986

Notes payable to 8 individuals, incurred in acquisition of CYMRI, bearing interest at 10%, interest only payable monthly beginning in July 2006 through maturity at May 2008, unsecured	2,250,000	2,250,000

$1,500,000 term loan from a bank, interest at 4.0% above prime payable monthly through maturity in March 2009, secured by accounts receivable of petroleum and construction staffing services businesses	1,500,000	-

Notes payable to 3 individuals, incurred by CYMRI in acquisition of a subsidiary, bearing interest at 8%, payable in total monthly installments of $54,219 beginning in March 2005 through maturity at February 2010, secured by subsidiary's oil and gas properties	1,644,618	1,772,676

Notes payable to 2 individuals, incurred in acquisition of Decca, bearing interest at 9%, payable in monthly installments of $30,099 (Cdn) from April 1, 2007 through March 31, 2012, unsecured	1,233,950	-

Advances from stockholders, bearing interest at 10%, interest only payable monthly through maturity at May 2009, unsecured	833,549	973,294

Other short term notes for liability insurance and accrued payables	747,782	613,037
	20,527,083	18,239,854
Current portion of long term debt	(9,375,920)	(7,661,885)

	$11,151,163	$10,577,969

Borrowings under the bank credit agreement secured by CYMRI’s oil and gas properties are subject to a borrowing base, which is periodically redetermined, and amounted to $6,035,000 as of December 31, 2006, the latest redetermination date. The terms of the bank credit agreement, as amended, require CYMRI to maintain certain financial covenants regarding working capital ratio, interest coverage level, the ratio of loan balance to loan balance plus stockholders’ equity, and the non-payment of dividends. Except for the violation of an interest coverage covenant, which the bank has agreed to forbear, the Company was in compliance with such financial covenants as of March 31, 2007. The Company’s periodic payment obligations under the bank credit facility are dependent upon a semi-annual evaluation of CYMRI’s producing oil and gas properties and its continued compliance with these financial covenants. As presently structured, borrowings outstanding under the bank credit facility are due in November 2007. The Company is considering various alternatives for the refinancing of this debt, including a possible disposition of the oil and gas properties securing such debt.

The terms of the bank credit agreement secured by accounts receivable of the petroleum and construction staffing services businesses provide for a borrowing base of 85% of qualifying accounts receivable up to $7,000,000 and require the Company’s petroleum and construction staffing subsidiaries to maintain certain financial covenants with regard to minimum net worth and other equity amounts. The Company was not in compliance with the minimum net worth covenant of its construction staffing subsidiary and certain other equity related convenants as of March 31, 2007, however, the Company has obtained a waiver from the bank with respect to such covenants.  As a condition of the waiver, the bank is requiring an accelerated $500,000 principal payment by June 30, 2007, which the Company expects to make. In conjunction with the acquisition of Decca (see Note 2), the bank agreed to amend the credit facility to increase the maximum borrowings from $5,000,000 to $7,000,000 and to provide for new borrowings secured by Decca’s accounts receivable in an amount not to exceed $4,000,000 (Cdn); the Company had made no borrowings under the Decca credit facility as of March 31, 2007. The maturity of the amended credit facility was also extended by one year to May 2010. Additionally, the bank provided a two year amortizing term loan in the amount of $1,500,000 in conjunction with the Decca acquisition.

(4)  Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period, including the issuance of 385,714 shares in a private placement at $1.75 per share for gross proceeds of $675,000 in the three months ended March 31, 2007. Diluted income (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period and potentially dilutive common share equivalents, consisting of stock options and warrants, under the Treasury Stock Method. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net loss for the three months ended March 31, 2007, the basic and diluted average outstanding shares are considered the same, since including the shares would have an antidilutive effect on the net loss per share calculation.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” ("SFAS 123R") requiring that compensation expense related to share-based payment transactions with employees be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally, the vesting period of the award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company adopted SFAS 123R using the modified prospective method, accordingly, financial statements for prior periods were not restated.

There were no employee options granted under the plan until the fourth quarter of 2005. Option activity with directors and employees since January 1, 2006 were as follows (including options granted to directors outside of the plan):

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at January 1, 2006	550,000	$0.25
Options granted	1,144,100	1.87
Outstanding at December 31, 2006	1,694,100	1.34
Options granted	400,000	2.10
Options exercised	(125,000)	(0.18)
Options forfeited	(47,000)	(2.10)
Outstanding at March 31, 2007	1,922,100	$1.56	4.5	$800,850

Exercisable at March 31, 2007	425,000	$0.69	4.2	$451,250

Stock-based compensation expense for the three months ended March 31, 2007 in the amount of $115,740 has been recognized as a current period expense in the accompanying Consolidated Financial Statements. As of March 31, 2007, total unrecognized compensation cost of $1,472,900 related to stock options is expected to be recognized over a weighted average period of approximately 4.9 years. The estimated fair value of the options granted to employees under the plan was calculated using a Black Scholes option pricing model. The following schedule reflects the assumptions included in this model as it relates to the valuation of such options: (a) Expected volatility - 95%; (b) Expected risk free interest rate - 6%; (c) Expected dividend yield - zero; and (d) Expected option term - 3 years.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

(6)  Stockholder Advances and Related Matters

The Company received net stockholder advances in the amounts of $182,000 and $300,000 in the three months ended March 31, 2007 and 2006, respectively. Stockholder advances, excluding amounts advanced to finance the cash portion of the CYMRI purchase price (see Note 2), are reflected as unsecured long term debt obligations and accrue interest at a rate of 10% per annum.

The Company's former President was not paid any salary for full-time services rendered prior to his resignation in July 2006. The Company estimated the value of the forgone salary at $12,500 per quarter through the second quarter of 2006, and recorded such amounts as an expense and as a contribution to capital in the respective periods.

(7)  Contingencies

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

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB, and future Annual Reports on Form 10-KSB and any Current Reports on Form 8-K.

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

In the construction services business, we develop, own, and operate employment service centers in specific regional areas specializing in the placement of skilled construction labor. We provide both skilled commercial craftsmen and general unskilled labor to major, non-union construction contractors in several of the fast-growing markets in the Southwestern U.S.

On July 7, 2004, we filed a registration statement under cover of Form SB-2 with the SEC. This registration statement was declared effective by the SEC on February 10, 2005. On March 30, 2005, we closed this public offering. We raised a total of $600,000 and sold a total of 2,000,000 shares of Common Stock. In October 2005, we changed our name to Tradestar Services, Inc.

On May 23, 2006, we acquired the outstanding common stock of The CYMRI Corporation (“CYMRI”) for total consideration of $12.6 million paid in a combination of cash, notes payable and Common Stock. CYMRI and its subsidiaries perform petroleum engineering services largely for customers in the United States and are engaged in the exploration and production of oil and natural gas from properties located in Texas and Louisiana. The deemed effective date of the CYMRI acquisition for accounting purposes was June 1, 2006. The effect of including CYMRI’s results of operations in the Company’s consolidated financial statements was to increase revenues for the three months ended March 31, 2007 by $7,942,000 and to decrease net loss, after giving effect to the purchase accounting adjustments, by $219,000 ($0.01 per share).

On March 2, 2007, we acquired the outstanding capital stock of Decca Consulting, Ltd. (“Decca”) for total consideration of $5.1 million paid in a combination of cash, notes payable and Common Stock. Decca provides consulting services for the Canadian energy industry. The deemed effective date of the Decca acquisition for accounting purposes was March 1, 2007. The effect of including Decca’s results of operations in the Company’s consolidated financial statements since March 1, 2007 was to increase revenues for the three months ended March 31, 2007 by $1,956,000 and to decrease net loss, after giving effect to the purchase accounting adjustments, by $56,000 ($0.00 per share).

As a result of the CYMRI and Decca acquisitions, the Company has the following core business segments:

➢	Petroleum Engineering - Houston, Texas
- Lafayette, Louisiana
- Calgary, Alberta

➢	Construction Staffing - Albuquerque, New Mexico
- Phoenix and Tempe, Arizona
- Las Vegas, Nevada

Results of Operations

The acquisitions of CYMRI and Decca have substantially changed the Company’s operating profile and shifted its focus from one of solely a construction services company to one of a company having a more diversified staffing segment with highly developed petroleum engineering services businesses in the U.S. and Canada and a still developing construction services business. The acquired petroleum engineering services businesses are established operations with staffs who have performed a wide variety of long term and short term projects for customers throughout North and South America over a lengthy history. These projects tend to be of a more specialized, technical nature than the work performed in the traditional construction services business. Additionally, the CYMRI acquisition has given the Company a non-core, capital-intensive petroleum exploration and production segment which is subject to the operational risks of oil and gas exploration as well as the financial risks of a commodity pricing environment. While much of the future financial and operational focus will be on petroleum engineering services, the Company will continue its efforts to grow its traditional construction services business by expanding services to clients in its existing markets and by opening new markets.

In its traditional construction services business, the Company has a limited operating history and experienced early period operating losses, similar to many startup ventures. However, the Company achieved its initial profitable operations in the construction services business in the year ended December 31, 2006. In the construction services business, our results of operations have been and may continue to be subject to variations. The results for a particular period may vary as a result of a number of factors including the overall state of the construction staffing segment of the economy, the demand for our services and products, economic conditions in our markets, and product enhancements by us or our competitors as well as other competitive conditions.

Three months ended March 31, 2007 versus three months ended March 31, 2006 — Total revenues for the three months ended March 31, 2007 were $13,687,000 compared to $3,344,000 for the three months ended March 31, 2006.

Revenues from construction staffing services for the three months ended March 31, 2007 were $3,767,000 compared to $3,344,000 for the three months ended March 31, 2006. This increase is due primarily to the increase in customers in the two original construction branches in Albuquerque, New Mexico and Tempe, Arizona and the growth of new branches opened in Las Vegas, Nevada in August 2005, and Phoenix, Arizona in February 2006.

Revenues from petroleum engineering services for the three months ended March 31, 2007 were $9,166,000, representing revenues of CYMRI’s petroleum engineering business, acquired effective June 1, 2006, for a total of three months, plus the revenues of Decca, acquired effective March 1, 2007, for one month. Total billings for petroleum engineering services in this period were approximately 7,110 man days at an average billing rate of approximately $1,290 per day.

Revenues from oil and gas sales for the three months ended March 31, 2007 were $685,000, representing revenues of CYMRI’s oil and gas production operations, acquired effective June 1, 2006, for a total of three months. Revenues from oil production in this period were $509,000, reflecting volumes of 9,162 barrels at an average price of $55.50 per barrel, while gas revenues were $176,000, reflecting volumes of 24,784 Mcf at an average price of $7.11 per Mcf. These volumes declined approximately 20% from the fourth quarter of 2006.

Costs of construction staffing services for the three months ended March 31, 2007 was $2,927,000 versus $2,670,000 for the three months ended March 31, 2006. Cost of construction staffing services includes wages for temporary employees, federal and state payroll taxes, workers compensation and other direct costs. Costs of construction services are generally consistent, except for payroll taxes where the maximum contribution has been met and for workers compensation, which vary with each job site. Costs of construction services decreased as a percentage of revenues to approximately 78% for the three months ended March 31, 2007, compared to approximately 80% for the three months ended March 31, 2006, due to an increase in billing rates.

Costs of petroleum engineering services for the three months ended March 31, 2007 were $7,207,000, representing revenues of CYMRI’s petroleum engineering business, acquired effective June 1, 2006, for a total of three months, plus the costs of Decca, acquired effective March 1, 2007, for one month. Such direct costs of services, consisting primarily of compensation related costs of employees and consultants, represented approximately 79% of revenues, consistent with the blended historical percentages experienced by CYMRI’s staffing services subsidiary, PEI, and Decca.

Lease operating expenses (“LOE”), including production taxes, were $373,000 for the three months ended March 31, 2007, representing LOE of CYMRI’s oil and gas production operations, acquired effective June 1, 2006, for a total of three months.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended March 31, 2007 was $244,000 versus $4,000 for the three months ended March 31, 2006. This substantial increase reflects DD&A of CYMRI’s oil and gas production operations, acquired effective June 1, 2006, for a total of three months.

Workover expenses for the three months ended March 31, 2007 were $191,000, representing workovers on CYMRI’s South Texas oil and gas properties, acquired effective June 1, 2006, for a total of three months.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2007 were $2,540,000 compared to $534,000 for the three months ended March 31, 2006. This increase reflected SG&A expenses of approximately $1,355,000 applicable to CYMRI’s petroleum engineering and exploration and production operations, acquired effective June 1, 2006, for a total of three months, plus the SG&A expenses of Decca, acquired effective March 1, 2007, for one month, with the remaining increase in SG&A expenses attributable to our traditional construction business. The latter increase was due to an increase in bad debt expense, largely resulting from Las Vegas. The major components of SG&A expenses include professional fees, administrative salaries and associated payroll costs, rent and telephone expenses.

Interest expense for the three months ended March 31, 2007 was $416,000 versus $35,000 for the three months ended March 31, 2006. This substantial increase reflects interest expense on CYMRI’s long term debt applicable to CYMRI’s oil and gas production operations, acquired effective June 1, 2006, for a total of three months.

Income taxes were a benefit of $72,000 for the three months ended March 31, 2007 versus zero for the three months ended March 31, 2006, and reflect a deferred benefit of 34% on a pre-tax loss of $212,000 in the three months ended March 31, 2007.

Liquidity and Capital Resources

Operating activities. Cash flow from operating activities for the three months ended March 31, 2007 reflected revenues, less operating expenses, of CYMRI as well as our construction services business for a total of three months plus one month of cash flow from Decca’s acquired operations. Cash flow from operating activities was also impacted by changes in working capital. Net cash flow provided by operating activities was $855,000 for the three months ended March 31, 2007 versus $763,000 used in operating activities for the three months ended March 31, 2006. These operating cash flow amounts were net of changes in working capital, which resulted in net cash increases amounting to $540,000 and net cash decreases amounting to $896,000 in the three months ended March 31, 2007 and 2006, respectively, due to changes in timing between the accrual and payment of accounts receivable and accounts payable.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2007 was $351,000 compared to $16,000 for the year ended December 31, 2005. The 2007 amount reflected cash expended for: (a) The cash portion of the Decca purchase price in the amount of $152,000; and (b) capital expenditures in the amount of $199,000, primarily for drilling and equipment costs incurred on CYMRI’s oil and gas properties. CYMRI’s capital expenditures were relatively low in the three months ended March 31, 2007, however, it is possible that CYMRI’s near term capital expenditures could substantially increase if it elects to participate in the drilling of a non-operated exploratory well in South Louisiana in which it has a 50% working interest. The well was originally spudded in 2006 and encountered mechanical problems, therefore, drilling was suspended. The operator is expected to propose the drilling of a new well in the second or third quarter of 2007.

Financing activities. Net cash used by financing activities for the three months ended March 31, 2007 was $414,000 compared to net cash provided by financing activities of $301,000 for the three months ended March 31, 2006. In the three months ended March 31, 2007, net proceeds of long term debt borrowings and stockholder advances provided cash in the amount of $281,000, payment of long term debt was $1,467,000 and private stock issuances provided cash in the amount of $772,000. In the three months ended March 31, 2006, net proceeds of stockholder advances and long term debt borrowings provided cash in the amount of $301,000.

The Company’s capital expenditure profile has changed significantly since the CYMRI acquisition. In our construction services business, capital expenditure requirements are relatively low, except for the periodic opening of new construction services centers. Likewise, capital expenditure requirements of CYMRI’s staffing services subsidiary, Petroleum Engineers, Inc. (“PEI”) are relatively low. However, CYMRI’s exploration and production business is highly capital intensive. In this business, expenditures for the drilling and equipping of oil and gas wells are typically required to maintain or increase existing production levels and production often declines in a relatively short period of time if maintenance capital is not invested timely. Further, acquisitions of additional lease acreage are often needed to drill new oil and gas wells. As is the case with most companies with oil and gas producing operations, the Company expects to finance its capital expenditure requirements through a combination of cash flow from operations, secured bank borrowings and other sources.

The CYMRI and Decca acquisitions have substantially increased the Company’s long term debt obligations (see Note 3, “Long Term Debt”). A substantial portion of our long term debt is in the form of a bank credit facility secured by our producing oil and gas properties. Borrowings under the bank credit agreement are subject to a borrowing base, which is periodically redetermined, and amounted to $6,035,000 as of December 31, 2006. The terms of the bank credit agreement, as amended, require CYMRI to maintain certain financial covenants regarding working capital ratio, interest coverage level, the ratio of loan balance to loan balance plus stockholders’ equity, and the non-payment of dividends. Except for the violation of an interest coverage covenant, which the bank has agreed to forbear, the Company was in compliance with such financial covenants as of March 31, 2007. The Company’s periodic payment obligations under the bank credit facility are dependent upon a semi-annual evaluation of CYMRI’s producing oil and gas properties and its continued compliance with these financial covenants. As presently structured, borrowings outstanding under the bank credit facility in the amount of $5,750,000 are due in November 2007. The Company is considering various alternatives for the refinancing of this debt, including a possible disposition of the oil and gas properties securing such debt.

The terms of a second bank credit agreement, secured by accounts receivable of the petroleum and construction staffing services businesses, provide for a borrowing base of 85% of qualifying accounts receivable up to $7,000,000 and require the Company’s petroleum and construction staffing subsidiaries to maintain certain financial covenants with regard to minimum net worth and other equity amounts. As indicated in Note 3, the Company was not in compliance with the minimum net worth of its contruction staffing subsidiary and certain other equity related covenants as of March 31, 2007, however, the Company has obtained a waiver from the bank with respect to such covenants.  As a condition of the waiver, the bank is requiring an accelerated $500,000 principal payment by June 30, 2007, which the Company expects to make. In conjunction with the acquisition of Decca (see Note 2, “Corporate Acquisitions”), the bank agreed to amend the credit facility to increase the maximum borrowings from $5,000,000 to $7,000,000 and to provide for new borrowings secured by Decca’s accounts receivable in an amount not to exceed $4,000,000 (Cdn); the Company had made no borrowings under the Decca credit facility as of March 31, 2007. The maturity of the amended credit facility was also extended by one year to May 2010. Additionally, the bank provided a two year amortizing term loan in the amount of $1,500,000 in conjunction with the Decca acquisition.

To meet short term liquidity needs, the Company commenced a private offering of shares of Common Stock and Warrants to a group of Accredited Investors in October 2006. In the fourth quarter of 2006, we sold a total of 314,286 shares of Common Stock to Accredited Investors at $1.75 per share for gross proceeds of $550,000 and issued one year Warrants to such Investors to purchase an additional 314,286 shares of our Common Stock at $2.50 per share. In the first quarter of 2007, we sold a total of 385,714 shares of Common Stock to Accredited Investors at $1.75 per share for gross proceeds of $675,000 and issued one year Warrants to such Investors to purchase an additional 385,714 shares of our Common Stock at $2.50 per share. We are presently considering other sources of private or public debt or equity to meet our short-term and long-term capital needs.

Growth Plans

The Company seeks to increase shareholder value through an approach focused on both organic growth and acquisition opportunities in the energy and construction industries. Completion of the PEI/CYMRI acquisition in May 2006 has given us a scaleable “platform” to penetrate the energy industry to provide human capital solutions to our customers. Our management team has executive level contacts throughout the energy industry and the team members have experience in leveraging contacts in one industry sector to generate opportunities in other industry sectors, as well as expertise in closing and integrating acquisition opportunities.

In early February 2007, we launched our International Division, enabling significant expansion and diversification in the global energy services sector. We simultaneously announced the acquisition of Decca, a Canadian energy services consulting services firm (see Note 2, “Corporate Acquisitions”). While continuing our efforts to grow staffing services in the petroleum and construction industries through acquisitions and organic growth, we may consider a strategic sale of all or a portion of our oil and gas properties in order to reduce our debt. However, we have taken no committed actions to dispose of any assets.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 " ("SFAS 159"), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 158 "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"), which requires companies to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet.  SFAS 158 is effective for fiscal years ending after December 15, 2006. We do not expect the adoption of SFAS 158 to have an impact on us since we have no defined benefit plans.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of the adoption of this interpretation on our consolidated financial position, results of operations or cash flows.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements as indicated below. See our Annual Report on Form 10-KSB for the year ended December 31, 2006 for a further description of our critical accounting policies and estimates.

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

Except for the impact of the Decca acquisition described in Note 2 of the Condensed Consolidated Financial Statements, the Company has made no changes in its disclosure controls and procedures in the most recent quarterly reporting period. As a result of the Decca acquisition on March 2, 2007, the Company is currently evaluating its disclosure controls and procedures on a consolidated company basis. Upon completion of that evaluation, the Company expects that certain key controls underlying its disclosure controls and procedures will be enhanced or modified due to administrative efficiencies achieved in certain support operations.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 7 to Condensed Consolidated Financial Statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January through March 2007, we sold an aggregate of 385,714 shares of Common Stock to three accredited investors at $1.75 per share for gross proceeds of $675,000. In this private offering, we also issued Warrants to such accredited investors to purchase an additional 385,714 shares of our Common Stock at $2.50 per share for a one year period. In issuing the Common Stock and Warrants, the Company relied upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

On March 2, 2007, we acquired the outstanding capital stock of Decca Consulting, Ltd. for total consideration of $5.1 million paid in a combination of cash, notes payable and 828,572 shares of Common Stock, along with Warrants to purchase 200,000 shares of Common Stock at $2.10 per share for a five year period. In issuing the Common Stock and Warrants, the Company relied upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5.  OTHER INFORMATION

   None.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adoptedpursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUM HOLDINGS, INC.

By:	/s/ Richard A. Piske, III
Richard A. Piske, III Chief Executive Officer

By:	/s/ D. Hughes Watler, Jr.
D. Hughes Watler, Jr. Chief Financial Officer

May 15, 2007