Form 10QSB
period 2007-06-30
STRATUM HOLDINGS, INC.
filed 2007-08-17
CIK 1277998

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Six Months Ended June 30, 2007

Commission File No. 000-51229

STRATUM HOLDINGS, INC.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	51-0482104
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification Number)

Three Riverway, Suite 1500
Houston, Texas
(Address of principal	77056
executive offices)	(zip code)

(713) 479-7000

(Issuer’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐   No ☒

The number of shares outstanding of Common Stock, par value $.001 per share, as of August 16, 2007 was 25,393,572 shares and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the NASD Bulletin Board on August 16, 2007) was approximately $2,734,300.

Transitional Small Business Disclosure Format (check one):   Yes ☐   No ☒

STRATUM HOLDINGS, INC.

(formerly, Tradestar Services, Inc.)

FORM 10-QSB

STRATUM HOLDINGS, INC.

(formerly, Tradestar Services, Inc.)

Condensed Consolidated Balance Sheets

	June 30, 2007 (Unaudited)	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$42,314	$261,010
Accounts receivable, less allowances of $393,622 and $352,263, respectively	9,111,572	8,277,568
Prepaid expenses and other	2,220,413	880,230
Total current assets	11,374,299	9,418,808

Property and equipment:
Oil and gas properties (full cost method)	13,556,893	13,433,333
Other property and equipment	1,062,494	893,512
	14,619,387	14,326,845
Less: Accumulated depreciation, depletion and amortization	(1,154,401)	(816,871)
Net property and equipment	13,464,986	13,509,974

Other assets:
Goodwill	14,127,858	9,089,162
Deferred income taxes	489,100	489,100
Other	271,637	636,821
Total other assets	14,888,595	10,215,083

Total assets	$39,727,880	$33,143,865

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$15,255,065	$7,661,885
Accounts payable	3,588,581	2,129,381
Accrued liabilities	1,794,406	1,514,856
Total current liabilities	20,638,052	11,306,122

Long-term debt, net of current portion	6,494,340	10,577,969
Deferred income taxes	3,030,025	3,378,400
Total liabilities	30,162,417	25,262,491

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized, None issued	—	—
Common stock, $.001 par value per share, 50,000,000 shares authorized, 25,393,572 and 23,804,286 shares issued and outstanding, respectively	25,394	23,804
Additional paid in capital	11,888,882	9,441,664
Accumulated deficit	(2,260,350)	(1,584,094)
Foreign currency translation	(88,463)	—
Total stockholders’ equity	9,565,463	7,881,374

Total liabilities and stockholders’ equity	$39,727,880	$33,143,865

See accompanying notes to condensed consolidated financial statements.

STRATUM HOLDINGS, INC.

(formerly, Tradestar Services, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Revenues:
Staffing services
Construction	$3,396,437	$4,084,128
Petroleum engineering	9,567,157	1,946,951
Oil and gas sales	724,162	342,961
Other	8,527	61,911
	13,696,283	6,435,951
Expenses:
Cost of staffing services
Construction	2,645,080	3,401,601
Petroleum engineering	7,356,836	1,117,131
Lease operating expense	339,026	151,833
Depreciation, depletion and amortization	240,338	137,155
Workover expense	263,730	89,360
Selling, general and administrative	3,155,000	1,302,917
Interest expense	509,214	145,445
	14,509,224	6,345,442

Income (loss) before income taxes	(812,941)	90,509

Benefit (provision) for income taxes	276,400	(65,236)

Net income (loss)	$(536,541)	$25,273

Net income (loss) per share, basic and diluted	$(0.02)	$0.00

Weighted average shares outstanding, basic	25,393,572	16,186,484

Weighted average shares outstanding, diluted	25,393,572	16,661,217

See accompanying notes to condensed consolidated financial statements.

STRATUM HOLDINGS, INC.

(formerly, Tradestar Services, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Revenues:
Staffing services
Construction	$7,163,066	$7,428,437
Petroleum engineering	18,733,610	1,946,951
Oil and gas sales	1,408,867	342,961
Other	77,499	61,911
	27,383,042	9,780,260
Expenses:
Cost of staffing services
Construction	5,571,842	6,071,405
Petroleum engineering	14,564,156	1,117,131
Lease operating expense	711,791	151,833
Depreciation, depletion and amortization	484,478	141,164
Workover expense	455,006	89,360
Selling, general and administrative	5,695,209	1,837,332
Interest expense	925,191	180,228
	28,407,673	9,588,453

Income (loss) before income taxes	(1,024,631)	191,807

Benefit (provision) for income taxes	348,375	(65,236)

Net income (loss)	$(676,256)	$126,571

Net income (loss) per share, basic and diluted	$(0.03)	$0.01

Weighted average shares outstanding, basic	24,969,815	13,582,707

Weighted average shares outstanding, diluted	24,969,815	14,028,827

See accompanying notes to condensed consolidated financial statements.

STRATUM HOLDINGS, INC.

(formerly, Tradestar Services, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows provided (used) in operating activities:
Net income (loss)	$(676,256)	$126,571
Adjustments to reconcile net income
(loss) to cash (used in) operations:
Depreciation, depletion and amortization	484,478	141,164
Deferred income taxes	(348,375)	65,236
Stock based compensation	226,307	—
Services contributed by officers	—	25,000
Other changes, net	(131,006)	(200,218)
Changes in current assets and liabilities:
Accounts receivable	2,339,853	(829,422)
Other current assets	(1,294,372)	88,777
Accounts payable	(1,241,409)	(779,907)
Accrued liabilities	279,550	3,859
Net cash provided (used) in operating activities	(361,230)	(1,358,940)

Cash flows (used) in investing activities:
Net cash used in acquisition of subsidiary	(151,841)	(27,601)
Purchase of property and equipment	(279,668)	(122,635)
Proceeds from sale of property and equipment	—	—
Net cash (used) in investing activities	(431,509)	(150,236)

Cash flows provided (used) in financing activities:
Net proceeds of stockholder advances	650,297	933,097
Proceeds from long term debt	2,507,593	1,020,942
Payments of long term debt	(3,356,347)	—
Proceeds from issuance of common stock	675,000	—
Proceeds from exercise of warrants	75,000	—
Proceeds from exercise of options	22,500	—
Net cash provided (used) in financing activities	574,043	1,954,039

Net increase in cash and cash equivalents	(218,696)	444,863
Cash and equivalents at beginning of period	261,010	282,248

Cash and equivalents at end of period	$42,314	$727,111

See accompanying notes to condensed consolidated financial statements.

STRATUM HOLDINGS, INC.

(formerly, Tradestar Services, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)           Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles for interim financial information. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of June 30, 2007, the results of its operations for the three and six month period ended June 30, 2007 and cash flows for the six month period ended June 30, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Interim results of operations are not necessarily indicative of results for subsequent interim periods or the remainder of the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2006.

The Company has reported a net loss of $676,256 for the six months ended June 30, 2007 and has a working capital deficit of $9,263,753 at June 30, 2007.  As indicated in Note 3, the Company currently has no unutilized borrowing capacity available under its credit agreements.  In order to address its liquidity needs, the Company’s Board of Directors recently authorized Management to pursue a range of alternative actions including debt restructurings and the possible sales of one or more of the Company’s operating assets or businesses as a means of addressing its financial obligations.  The accompanying financial statements do not reflect any adjustments that might be necessary should the Company ultimately be unable to meet its financial obligations as presently structured.  As further discussed in Note 8, the Company entered into a non-binding letter of intent in August 2007 for the sale of its construction staffing business on terms that would enhance its liquidity upon the projected completion of the sale in the third quarter of 2007.

(2)           Corporate Acquisitions

On May 23, 2006, the Company acquired the outstanding common stock of The CYMRI Corporation (“CYMRI”) for total consideration of $12.7 million paid in a combination of cash, notes payable and 12,540,000 shares of Common Stock, along with Warrants to purchase 1,136,043 shares of Common Stock at $1.87 per share.  CYMRI and its subsidiaries perform petroleum engineering services largely for customers in the United States and are engaged in the exploration and production of oil and natural gas from properties located in Texas and Louisiana.  The Company has accounted for the acquisition of CYMRI as a purchase with Stratum treated as the acquirer.  The following is a condensed balance sheet showing the fair values of the assets acquired and liabilities assumed from CYMRI as of the date of the acquisition (including transaction costs of $250,000):

Current assets	$4,850,647
Property and equipment	13,774,229
Goodwill arising in the acquisition	9,224,162
Other assets	77,453
Current liabilities	(3,208,571)
Long-term debt (see Note 3)	(8,666,639)
Deferred income taxes	(3,318,081)
$12,733,200

The deemed effective date of the CYMRI acquisition for accounting purposes was June 1, 2006 and the one year period for making purchase accounting adjustments expired on May 31, 2007.  The effect of including CYMRI’s results of operations in the Company’s consolidated financial statements was to increase revenues for the five months ended May 31, 2007 by $13,320,000 and to decrease net loss, after giving effect to the purchase accounting adjustments, by approximately $300,000 ($0.01 per share).

On March 2, 2007, the Company acquired the outstanding capital stock of Decca Consulting, Ltd. (“Decca”) for total consideration of $5.1 million (plus working capital) paid in a combination of cash, notes payable and 828,572 shares of Common Stock, along with Warrants to purchase 200,000 shares of Common Stock at $2.10 per share.  Decca provides consulting services for the Canadian energy industry.  The Company has accounted for the acquisition of Decca as a purchase with Stratum treated as the acquirer.  The following is a condensed balance sheet showing the fair values of the assets acquired and liabilities assumed from Decca as of the date of the acquisition (including transaction costs of $300,000):

Current assets	$3,280,427
Property and equipment	9,675
Goodwill arising in the acquisition	4,903,696
Current liabilities	(2,409,398)
$5,784,400

The deemed effective date of the Decca acquisition for accounting purposes was March 1, 2007 and the one year period for making any subsequent purchase accounting adjustments expires on February 28, 2008.  The effect of including Decca’s results of operations in the Company’s consolidated financial statements was to increase revenues for six months ended June 30, 2007 by $4,529,000 and to decrease net loss, after giving effect to the purchase accounting adjustments, by $114,000 ($0.00 per share).

(3)           Long Term Debt

As of June 30, 2007 and December 31, 2006, the Company had the following long-term debt obligations, including amounts assumed or incurred in the CYMRI and Decca acquisitions (see Note 2):

	Balance at
	June 30, 2007	December 31, 2006

$20,000,000 line of credit with a bank, principal payable $115,000 per month through maturity in November 2007, interest at 1.0% above prime payable monthly, secured by first lien on CYMRI’s oil and gas properties and deposits held by stockholders	$5,445,000	$6,035,000

$7,000,000 line of credit with a bank, interest at 1.0% above prime payable monthly through maturity in May 2010, secured by accounts receivable of domestic petroleum and construction services businesses	3,720,811	3,805,861

Notes payable to former CYMRI shareholders, bearing interest at 10%, payable in total monthly installments of $65,335 beginning in June 2006 through maturity at May 2008, and secured by substantially all assets, subject to liens on oil and gas properties	2,532,158	2,789,986

Notes payable to 8 individuals, incurred in acquisition of CYMRI, bearing interest at 10%, interest only payable monthly beginning in July 2006 through maturity at May 2008, unsecured	2,250,000	2,250,000

$4,000,000 (Cdn) line of credit with a bank, interest at 2.5% above Canadian prime payable monthly through maturity in May 2010, secured by accounts receivable of Canadian petroleum services business	620,782	—

$1,500,000 term loan from a bank, interest at 4.0% above prime payable monthly through maturity in March 2009, secured by accounts receivable of petroleum and construction staffing services businesses	1,204,776	—

Notes payable to 3 individuals, incurred by CYMRI in acquisition of a subsidiary, bearing interest at 8%, payable in total monthly installments of $54,219 beginning in March 2005 through maturity at February 2010, secured by subsidiary’s oil and gas properties	1,513,982	1,772,676

Notes payable to 2 individuals, incurred in acquisition of Decca, bearing interest at 9%, payable in monthly installments of $30,099 (Cdn) from April 1, 2007 through March 31, 2012, unsecured	1,151,022	—

Advances from stockholders, bearing interest at 10%, interest only payable monthly through various maturities, unsecured	1,162,039	973,294

Other short term notes for liability insurance and accrued payables, interest rates at 7% to 9%	2,148,835	613,037
	21,749,405	18,239,854
Current portion of long term debt	(15,255,065)	(7,661,885)
	$6,494,340	$10,577,969

Borrowings under the bank credit agreement secured by CYMRI’s oil and gas properties are subject to a borrowing base, which is periodically redetermined, and amounted to $6,035,000 as of December 31, 2006, the latest redetermination date.  The terms of the bank credit agreement, as amended, require CYMRI to maintain certain financial covenants regarding working capital ratio, interest coverage level, the ratio of loan balance to loan balance plus stockholders’ equity, and the non-payment of dividends.  As of June 30, 2007, the Company had no unutilized borrowing capacity available under the credit agreement.  Due to operational circumstances, the Company was not in compliance with the defined interest coverage and debt ratio covenants as of June 30, 2007.  The bank is aware of these covenant violations, however, it has not requested, nor does the Company expect it to request,  accelerated payment of the loan as a result thereof.  The Company’s periodic payment obligations under the bank credit facility are dependent upon a semi-annual evaluation of CYMRI’s producing oil and gas properties for which the next scheduled evaluation is in October 2007.  As presently structured, borrowings outstanding under the bank credit facility are due in November 2007 and the bank has indicated that it is not willing to extend the maturity beyond that date.  The Company is considering various alternatives for the refinancing of this debt, including a possible disposition of the oil and gas properties securing such debt (see Note 8).

The terms of the bank credit agreement secured by domestic accounts receivable of the petroleum and construction staffing services businesses provide for a borrowing base of 85% of qualifying accounts receivable up to $7,000,000 and require the Company’s petroleum and construction staffing subsidiaries to maintain certain financial covenants with regard to minimum net worth and other equity amounts.  As of June 30, 2007, the Company had no unutilized borrowing capacity available under the credit agreement.   Further, the Company was not in compliance with the minimum net worth covenant of its construction staffing subsidiary and certain other equity related covenants as of June 30, 2007, however, the Company has obtained a waiver from the bank with respect to such covenants.  As a condition for granting the waiver, the bank is requiring: (a) Payment of a $50,000 waiver fee, effective with signing of a waiver letter in the third quarter of 2007; (b) 2% increase in the interest rate charged on borrowings made under the credit agreement, effective July 1, 2007; (c) The appointment of a bank approved consultant to approve the Company’s weekly cash flow budgets and borrowing requests made to the bank; and (d) The bank’s approval of any intercompany cash transfers.  In conjunction with the acquisition of Decca (see Note 2), the bank agreed to amend the credit facility to increase the maximum borrowings from $5,000,000 to $7,000,000 and to provide for a second line of credit, with essentially the same terms, secured by Decca’s Canadian accounts receivable in an amount not to exceed $4,000,000 (Cdn).  The maturity of the amended credit facility was also extended by one year to May 2010.  Additionally, the bank provided a two year amortizing term loan in the amount of $1,500,000 in conjunction with the Decca acquisition.

(4)           Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period, including the issuance of 385,714 shares in a private placement at $1.75 per share for gross proceeds of $675,000 in the six months ended June 30, 2007.  Diluted income (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period and potentially dilutive common share equivalents, consisting of stock options and warrants, under the Treasury Stock Method. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive.  Because of the net loss for the three and six months ended June 30, 2007, the basic and diluted average outstanding shares are considered the same, since including the shares would have an antidilutive effect on the net loss per share calculation.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) requiring that compensation expense related to share-based payment transactions with employees be recognized in the financial statements.   The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally, the vesting period of the award).   Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.  The Company adopted SFAS 123R using the modified prospective method, accordingly, financial statements for prior periods were not restated.

There were no employee options granted under the plan until the fourth quarter of 2005.  Option activity with directors and employees since January 1, 2006 were as follows (including options granted to directors outside of the plan):

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at January 1, 2006	550,000	$0.25
Options granted	1,144,100	1.87
Outstanding at December 31, 2006	1,694,100	1.34
Options granted	400,000	2.10
Options exercised	(125,000)	(0.18)
Options forfeited	(83,000)	(2.10)
Outstanding at June 30, 2007	1,886,100	$1.55	4.2	$379,950
Exercisable at June 30, 2007	525,000	$0.96	4.1	$288,000

Stock-based compensation expense for the six months ended June 30, 2007 in the amount of $226,307 has been recognized as a current period expense in the accompanying Consolidated Financial Statements.  As of June 30, 2007, total unrecognized compensation cost of $1,314,196 related to stock options is expected to be recognized over a weighted average period of approximately 4.7 years.  The estimated fair value of the options granted to employees under the plan was calculated using a Black Scholes option pricing model. The following schedule reflects the assumptions included in this model as it relates to the valuation of such options: (a) Expected volatility — 95%; (b) Expected risk free interest rate — 6%; (c) Expected dividend yield — zero; and  (d) Expected option term — 3 years.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

(6)           Stockholder Advances and Related Matters

The Company received net stockholder advances in the amounts of $650,000 and $933,000 in the six months ended June 30, 2007 and 2006, respectively.  Stockholder advances, excluding amounts advanced to finance the cash portion of the CYMRI purchase price (see Note 2), are reflected as unsecured long term debt obligations and accrue interest at a rate of 10% per annum.

The Company’s former President was not paid any salary for full-time services rendered prior to his resignation in July 2006.  The Company estimated the value of the forgone salary at $12,500 per quarter through the second quarter of 2006, and recorded such amounts as an expense and as a contribution to capital in the respective periods.

(7)           Contingencies

Two of CYMRI’s subsidiaries are defendants in certain lawsuits involving professional liability arising in the normal course of business.  In the second quarter of 2007, a CYMRI subsidiary settled a long-standing lawsuit for an amount in excess of the $100,000 insurance deductible.  The Company recorded the deductible payment and the associated settlement costs of approximately $35,000 as an adjustment to the purchase price paid for CYMRI (see Note 2).  With respect to the subsidiaries’ other lawsuits, it is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations.  However, management believes that CYMRI’s subsidiaries have meritorious defenses in each case and are vigorously defending these matters.

(8)           Subsequent Events

In August 2007, the Company entered into a non-binding letter of intent to sell its construction staffing business to a private construction staffing company.  The letter of intent provides for a cash sales price of $4,200,000, subject to certain closing adjustments and conditions.  If the sale is completed on those terms, the Company expects to report a substantial pre-tax gain upon the projected completion of the sale in the third quarter of 2007.  The Company expects to apply the sales proceeds primarily to the repayment of debt and other accrued obligations.

The Company has also undertaken efforts to sell its oil and gas properties in conjunction with the anticipated maturity of the November 2007 loan secured by the properties (see Note 3).  As of June 30, 2007, the oil and gas properties had a net book value of approximately $10 million (net of related deferred taxes).  The Company performed an SEC mandated “full cost ceiling test” as of that same date, which indicated that no write-down of the properties was required.  However, the sale of oil and gas properties is subject to a wide range of valuation factors, including assumptions regarding future commodity prices, production and development costs, and reserve volumes.  Accordingly, it is not feasible for the Company to accurately predict the sales price of its oil and gas properties.  It is possible that the Company may ultimately sell its oil and gas properties in the third or fourth quarter of 2007 in an amount that would result in recognizing a substantial non-cash loss.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB, and future Annual Reports on Form 10-KSB and any Current Reports on Form 8-K.

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

On May 23, 2006, we acquired the outstanding common stock of The CYMRI Corporation (“CYMRI”) for total consideration of $12.7 million paid in a combination of cash, notes payable and Common Stock.  CYMRI and its subsidiaries perform petroleum engineering services largely for customers in the United States and are engaged in the exploration and production of oil and natural gas from properties located in Texas and Louisiana.  The deemed effective date of the CYMRI acquisition for accounting purposes was June 1, 2006.  The effect of including CYMRI’s results of operations in the Company’s consolidated financial statements was to increase revenues for the five months ended May 31, 2007 by $13,320,000 and to decrease net loss, after giving effect to the purchase accounting adjustments, by approximately $300,000 ($0.01 per share).

On March 2, 2007, we acquired the outstanding capital stock of Decca Consulting, Ltd.  (“Decca”) for total consideration of $5.1 million paid in a combination of cash, notes payable and Common Stock.  Decca provides consulting services for the Canadian energy industry.  The deemed effective date of the Decca acquisition for accounting purposes was March 1, 2007.  The effect of including Decca’s results of operations in the Company’s consolidated financial statements since March 1, 2007 was to increase revenues for the six months ended June 30, 2007 by $4,529,000 and to decrease net loss, after giving effect to the purchase accounting adjustments, by $114,000 ($0.00 per share).

As a result of the CYMRI and Decca acquisitions, the Company has the following three business segments:

•	Petroleum Engineering (service based)	- Houston, Texas
- Lafayette, Louisiana
- Calgary, Alberta

•	Construction Staffing (service based)	- Albuquerque, New Mexico
- Phoenix and Tempe, Arizona
- Las Vegas, Nevada

•	Petroleum Exploration & Production (asset based)	- Houston, Texas
- Lafayette, Louisiana

The Company has reported substantial consolidated operating losses and working capital deficits since completing the CYMRI and Decca acquisitions. In order to address its liquidity needs, the Company’s Board of Directors recently authorized Management to pursue a range of alternative actions including debt restructurings and the possible sales of one or more of the Company’s operating assets or businesses as a means of addressing its financial obligations.  As further described in “Subsequent Events” below, the Company entered into a non-binding letter of intent in August 2007 for the sale of its construction staffing business on terms that would enhance its liquidity upon the projected completion of the sale in the third quarter of 2007.

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

Three months ended June 30, 2007 versus three months ended June 30, 2006 — Total revenues for the three months ended June 30, 2007 were $13,696,000 compared to $6,436,000 in the three months ended June 30, 2006.

Revenues from construction staffing services for the three months ended June 30, 2007 were $3,396,000 compared to $4,084,000 for the three months ended June 30, 2006.  This decrease is due primarily to the decline in revenues in the construction branch in Las Vegas, Nevada, due to the Company’s recent decision to reduce its level of operations in that market.

Revenues from petroleum engineering services for the three months ended June 30, 2007 were $9,567,000 compared to $1,947,000 for the three months ended June 30, 2006.  Included in the 2007 period were three months of revenues from CYMRI’s petroleum engineering business, acquired effective June 1, 2006, plus three months of revenues from Decca, acquired effective March 1, 2007, whereas the 2006 period included only one month of revenues from CYMRI’s petroleum engineering business.  Total billings for petroleum engineering services in the three months ended June 30, 2007 were approximately 6,815 man days at an average billing rate of approximately $1,400 per day.

Revenues from oil and gas sales for the three months ended June 30, 2007 were $724,000 compared to $343,000 for the three months ended June 30, 2006.  Included in the 2007 period were three months of revenues from CYMRI’s oil and gas production operations, acquired effective June 1, 2006, whereas the 2006 period included only one month of revenues from CYMRI’s oil and gas production operations.  Revenues from oil production in the three months ended June 30, 2007 were $553,000, reflecting volumes of 9,527 barrels at an average price of $58.08 per barrel, while gas revenues were $171,000, reflecting volumes of 23,781 Mcf at an average price of $7.18 per Mcf.

Costs of construction staffing services for the three months ended June 30, 2007 was $2,645,000 versus $3,402,000 for the three months ended June 30, 2006.  Cost of construction staffing services includes wages for temporary employees, federal and state payroll taxes, workers compensation and other direct costs.   Costs of construction services are generally consistent, except for payroll taxes where the maximum contribution has been met and for workers compensation, which vary with each job site.  Costs of construction services decreased as a percentage of revenues to approximately 78% for the three months ended June 30, 2007, compared to approximately 83% for the three months ended June 30, 2006, due to an increase in billing rates.

Costs of petroleum engineering services for the three months ended June 30, 2007 were $7,357,000 versus $1,117,000 for the three months ended June 30, 2006.  Included in the 2007 period were three months of costs from CYMRI’s petroleum engineering business, acquired effective June 1, 2006, plus three months of costs from Decca, acquired effective March 1, 2007, whereas the 2006 period included only one month of costs from CYMRI’s petroleum engineering business.  Costs of petroleum engineering services for the three months ended June 30, 2007 represented approximately 77% of revenues, consistent with the blended historical percentages experienced by CYMRI’s staffing services subsidiary, PEI, and Decca.

Lease operating expenses (“LOE”), including production taxes, were $339,000 for the three months ended June 30, 2007 versus $152,000 for the three months ended June 30, 2006, representing LOE of CYMRI’s oil and gas production operations, acquired effective June 1, 2006, for a total of three months in the 2007 period and one month in the 2006 period.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended June 30, 2007 was $240,000 versus $137,000 for the three months ended June 30, 2006, representing DD&A of CYMRI’s oil and gas production operations, acquired effective June 1, 2006, for a total of three months in the 2007 period and one month in the 2006 period.

Workover expenses for the three months ended June 30, 2007 were $264,000 versus $89,000 for the three months ended June 30, 2006, representing workovers on CYMRI’s South Texas oil and gas properties, acquired effective June 1, 2006, for a total of three months in the 2007 period and one month in the 2006 period.

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2007 were $3,155,000 compared to $1,303,000 for the three months ended June 30, 2006.  This increase reflected SG&A expenses applicable to CYMRI’s petroleum engineering and exploration and production operations, acquired effective June 1, 2006, for a total of three months in 2007, plus the SG&A expenses of Decca, acquired effective March 1, 2007, for three months, with the remaining SG&A expenses attributable to our traditional construction business.  The major components of SG&A expenses include professional fees, administrative salaries and associated payroll costs, rent and telephone expenses.

Interest expense for the three months ended June 30, 2007 was $509,000 versus $145,000 for the three months ended June 30, 2006.  This substantial increase reflects interest expense on CYMRI’s long term debt applicable to CYMRI’s oil and gas production operations, acquired effective June 1, 2006, for a total of three months in the 2007 period and one month in the 2006 period.

Income taxes were a benefit of $276,000 for the three months ended June 30, 2007 versus a provision of $65,000 for the three months ended June 30, 2006, and reflect a benefit rate of 34% on a pre-tax net loss of $813,000 in the three months ended June 30, 2007.

Six months ended June 30, 2007 versus six months ended June 30, 2006 — Total revenues for the six months ended June 30, 2007 were $27,383,000 compared to $9,780,000 for the six months ended June 30, 2006.

Revenues from construction staffing services for the six months ended June 30, 2007 were $7,163,000 compared to $7,428,000 for the six months ended June 30, 2006.  This decrease is due primarily to the decline in revenues in the construction branch in Las Vegas, Nevada, due to the Company’s recent decision to reduce its level of operations in that market.

Revenues from petroleum engineering services for the six months ended June 30, 2007 were $18,734,000 compared to $1,947,000 for the six months ended June 30, 2006.   Included in the 2007 period were six months of revenues from CYMRI’s petroleum engineering business, acquired effective June 1, 2006, plus four months of revenues from Decca, acquired effective March 1, 2007, whereas the 2006 period included only one month of revenues from CYMRI’s petroleum engineering business.  Total billings for petroleum engineering services in the six months ended June 30, 2007 were approximately 13,925 man days at an average billing rate of approximately $1,345 per day.

Revenues from oil and gas sales for the six months ended June 30, 2007 were $1,409,000 compared to $343,000 for the six months ended June 30, 2006.  Included in the 2007 period were six months of revenues from CYMRI’s oil and gas production operations, acquired effective June 1, 2006, whereas the 2006 period included only one month of revenues from CYMRI’s oil and gas production operations.  Revenues from oil production in the six months ended June 30, 2007 were $1,062,000 reflecting volumes of 18,689 barrels at an average price of $56.82 per barrel, while gas revenues were $347,000, reflecting volumes of 48,565 Mcf at an average price of $7.14 per Mcf.

Costs of construction staffing services for the six months ended June 30, 2007 was $5,572,000 versus $6,071,000 for the six months ended June 30, 2006.  Cost of construction staffing services includes wages for temporary employees, federal and state payroll taxes, workers compensation and other direct costs.   Costs of construction services are generally consistent, except for payroll taxes where the maximum contribution has been met and for workers compensation, which vary with each job site.  Costs of construction services decreased as a percentage of revenues to approximately 78% for the six months ended June 30, 2007, compared to approximately 82% for the six months ended June 30, 2006, due to an increase in billing rates.

Costs of petroleum engineering services for the six months ended June 30, 2007 were $14,564,000 versus $1,117,000 for the six months ended June 30, 2006.  Included in the 2007 period were six months of costs from CYMRI’s petroleum engineering business, acquired effective June 1, 2006, plus four months of costs from Decca, acquired effective March 1, 2007, whereas the 2006 period included only one month of costs from CYMRI’s petroleum engineering business.  Costs of petroleum engineering services for the six months ended June 30, 2007 represented approximately 78% of revenues, consistent with the blended historical percentages experienced by CYMRI’s staffing services subsidiary, PEI, and Decca.

Lease operating expenses (“LOE”), including production taxes, were $712,000 for the six months ended June 30, 2007 versus $152,000 for the six months ended June 30, 2006, representing LOE of CYMRI’s oil and gas production operations, acquired effective June 1, 2006, for a total of six months in the 2007 period and one month in the 2006 period.

Depreciation, depletion and amortization (“DD&A”) expense for the six months ended June 30, 2007 was $484,000 versus $141,000 for the six months ended June 30, 2006, representing DD&A of CYMRI’s oil and gas production operations, acquired effective June 1, 2006, for a total of six months in the 2007 period and one month in the 2006 period.

Workover expenses for the six months ended June 30, 2007 were $455,000 versus $89,000 for the six months ended June 30, 2006, representing workovers on CYMRI’s South Texas oil and gas properties, acquired effective June 1, 2006, for a total of six months in the 2007 period and one month in the 2006 period.

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2007 were $5,695,000 compared to $1,837,000 for the six months ended June 30, 2006.  This increase reflected SG&A expenses applicable to CYMRI’s petroleum engineering and exploration and production operations, acquired effective June 1, 2006, for a total of six months in 2007, plus the SG&A expenses of Decca, acquired effective March 1, 2007, for four months, with the remaining SG&A expenses attributable to our traditional construction business.  The major components of SG&A expenses include professional fees, administrative salaries and associated payroll costs, rent and telephone expenses.

Interest expense for the six months ended June 30, 2007 was $925,000 versus $180,000 for the six months ended June 30, 2006.  This substantial increase reflects interest expense on CYMRI’s long term debt applicable to CYMRI’s oil and gas production operations, acquired effective June 1, 2006, for a total of six months in the 2007 period and one month in the 2006 period.

Income taxes were a benefit of $348,000 for the six months ended June 30, 2007 versus a provision of $65,000 for the six months ended June 30, 2006, and reflect a benefit rate of 34% on a pre-tax net loss of $1,025,000 in the six months ended June 30, 2007.

Liquidity and Capital Resources

Operating activities.  Cash flow from operating activities for the six months ended June 30, 2007 reflected revenues, less operating expenses, resulting from the acquisitions of CYMRI and Decca for six and four months, respectively, whereas only one month of cash flow from CYMRI’s acquired operations was reflected in cash flow from operating activities for the six months ended June 30, 2006.  Cash flow from operating activities was also impacted by changes in working capital.  Net cash flow used in operating activities for the six months ended June 30, 2007 was $361,000 versus $1,359,000 for the six months ended June 30, 2006.  These operating cash flow amounts were net of changes in working capital, which resulted in a net cash increase amounting to $84,000 and a net cash decrease amounting to $1,516,000 in the six months ended June 30, 2007 and 2006, respectively, due to changes in timing between the accrual and payment of accounts receivable and accounts payable.

Investing activities.  Net cash used in investing activities for the six months ended June 30, 2007 was $432,000 compared to $150,000 for the six months ended June 2006.  The 2007 amount reflected cash expended for: (a) The cash portion of the Decca purchase price in the amount of $152,000; and (b) Capital expenditures in the amount of $280,000, primarily for drilling and equipment costs incurred on CYMRI’s oil and gas properties.  CYMRI’s capital expenditures were relatively low in the six months ended June 30, 2007, however, it is possible that CYMRI’s near term capital expenditures could substantially increase if it elects to participate in the drilling of a non-operated exploratory well in South Louisiana in which it has a 50% working interest.  The well was originally spudded in 2006 and encountered mechanical problems and was suspended.  The operator is expected to propose the drilling of a new well later in 2007 in which CYMRI will have the option to participate.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2007 was $574,000 compared to $1,954,000 for the six months ended June 30, 2006.  In the six months ended June 30, 2007, net proceeds of long term debt borrowings and stockholder advances provided cash in the amount of $3,158,000, payments of long term debt used cash of $3,356,000, and private stock issuances plus warrant/option exercises provided cash in the amount of $772,000.  In the six months ended June 30, 2006, net proceeds of stockholder advances and long term debt borrowings provided cash in the amount of $1,954,000.

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

The CYMRI and Decca acquisitions have substantially increased the Company’s long term debt obligations (see Note 3, “Long Term Debt”).  A substantial portion of our long term debt is in the form of a bank credit facility secured by our producing oil and gas properties.  Borrowings under the bank credit agreement are subject to a borrowing base, which is periodically redetermined, and amounted to $6,035,000 as of December 31, 2006.   The terms of the bank credit agreement, as amended, require CYMRI to maintain certain financial covenants regarding working capital ratio, interest coverage level, the ratio of loan balance to loan balance plus stockholders’ equity, and the non-payment of dividends. As of June 30, 2007, the Company had no unutilized borrowing capacity available under the credit agreement.  Due to operational circumstances, the Company was not in compliance with the defined interest coverage and debt ratio covenants as of June 30, 2007.  The bank is aware of these covenant violations, however, it has not requested, nor does the Company expect it to request,  accelerated payment of the loan as a result thereof.  The Company’s periodic payment obligations under the bank credit facility are dependent upon a semi-annual evaluation of CYMRI’s producing oil and gas properties for which the next scheduled evaluation is in October 2007.  As presently structured, borrowings outstanding under the bank credit facility in the amount of $5,445,000 are due in November 2007.  The Company is considering various alternatives for the refinancing of this debt, including a possible disposition of the oil and gas properties securing such debt.

The terms of a second bank credit agreement, secured by domestic accounts receivable of the petroleum and construction staffing services businesses, provide for a borrowing base of 85% of qualifying accounts receivable up to $7,000,000 and require the Company’s petroleum and construction staffing subsidiaries to maintain certain financial covenants with regard to minimum net worth and other equity amounts.  As of June 30, 2007, the Company had no unutilized borrowing capacity available under the credit agreement.  Further, the Company was not in compliance with the minimum net worth of its construction staffing subsidiary and certain other equity related covenants as of June 30, 2007, however, the Company has obtained a waiver from the bank with respect to such covenants.  As a condition for granting the waiver, the bank is requiring: (a) Payment of a $50,000 waiver fee, effective with signing of a waiver letter in the third quarter of 2007; (b) 2% increase in the interest rate charged on borrowings made under the credit agreement, effective July 1, 2007; (c) The appointment of a bank approved consultant to approve the Company’s weekly cash flow budgets and borrowing requests made to the bank; and (d) The bank’s approval of any intercompany cash transfers.  In conjunction with the acquisition of Decca (see Note 2, “Corporate Acquisitions”), the bank agreed to amend the credit facility to increase the maximum borrowings from $5,000,000 to $7,000,000 and to provide for a second line of credit, with essentially the same terms, secured by Decca’s Canadian accounts receivable in an amount not to exceed $4,000,000 (Cdn).  The maturity of the amended credit facility was also extended by one year to May 2010.  Additionally, the bank provided a two year amortizing term loan in the amount of $1,500,000 in conjunction with the Decca acquisition.

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

Subsequent Events

In August 2007, the Company entered into a non-binding letter of intent to sell its construction staffing business to a private construction staffing company.  The letter of intent provides for a cash sales price of $4,200,000, subject to certain closing adjustments and conditions.  If the sale is completed on those terms, the Company expects to report a substantial pre-tax gain upon the projected completion of the sale in the third quarter of 2007.  The Company expects to apply the sales proceeds primarily to repayment of debt and other accrued obligations.

The Company has also undertaken efforts to sell its oil and gas properties in conjunction with the anticipated maturity of the November 2007 loan secured by the properties (see Note 3).  As of June 30, 2007, the oil and gas properties had a net book value of approximately $10 million (net of related deferred taxes).  The Company performed an SEC mandated “full cost ceiling test” as of that same date, which indicated that no write-down of the properties was required.  However, the sale of oil and gas properties is subject to a wide range of valuation factors, including assumptions regarding future commodity prices, production and development costs, and reserve volumes.  Accordingly, it is not feasible for the Company to accurately predict the sales price of its oil and gas properties.  It is possible that the Company may ultimately sell its oil and gas properties in the third or fourth quarter of 2007 in an amount that would result in recognizing a substantial non-cash loss.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 “ (“SFAS 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires companies to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet.  SFAS 158 is effective for fiscal years ending after December 15, 2006. We do not expect the adoption of SFAS 158 to have an impact on us since we have no defined benefit plans.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for fiscal years beginning after December 15, 2007.   We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of the adoption of this interpretation on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No.156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS 155 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

STRATUM HOLDINGS, INC.

/s/ Richard A. Piske, III
Richard A. Piske, III
Chief Executive Officer

/s/ D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer

August 17, 2007