Form 10QSB
period 2007-09-30
STRATUM HOLDINGS, INC.
filed 2007-11-13
CIK 1277998

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Nine Months Ended September 30, 2007

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

The number of shares outstanding of Common Stock, par value $.001 per share, as of November 9, 2007 was 25,393,572 shares and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the NASD Bulletin Board on November 9, 2007) was approximately $1,628,900.

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

STRATUM HOLDINGS, INC.

(formerly, Tradestar Services, Inc.)

FORM 10-QSB

STRATUM HOLDINGS, INC.

(formerly, Tradestar Services, Inc.)

Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,170	$261,010
Accounts receivable, less allowances of $163,337 and $352,263, respectively	10,834,420	8,277,568
Prepaid expenses and other	2,070,214	880,230
Total current assets	12,978,804	9,418,808

Property and equipment:
Oil and gas properties (full cost method)	13,592,039	13,433,333
Other property and equipment	1,107,656	893,512
	14,699,695	14,326,845
Less: Accumulated depreciation, depletion and amortization	(1,392,645)	(816,871)
Impairment allowance	(7,000,000)	—
Net property and equipment	6,307,050	13,509,974

Other assets:
Goodwill	14,160,475	9,089,162
Deferred income taxes	489,100	489,100
Other	255,781	636,821
Total other assets	14,905,356	10,215,083

Total assets	$34,191,210	$33,143,865

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$14,546,875	$7,661,885
Accounts payable	4,067,136	2,129,381
Accrued liabilities	1,568,032	1,514,856
Total current liabilities	20,182,043	11,306,122

Long-term debt, net of current portion	7,959,296	10,577,969
Deferred income taxes	801,100	3,378,400
Total liabilities	28,942,439	25,262,491

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized, None issued	—	—
Common stock, $.001 par value per share, 50,000,000 shares authorized, 25,393,572 and 23,804,286 shares issued and outstanding, respectively	25,394	23,804
Additional paid in capital	11,980,239	9,441,664
Accumulated deficit	(6,587,166)	(1,584,094)
Foreign currency translation	(169,696)	—
Total stockholders’ equity	5,248,771	7,881,374

Total liabilities and stockholders’ equity	$34,191,210	$33,143,865

See accompanying notes to condensed consolidated financial statements.

(formerly, Tradestar Services, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2007	2006
Revenues:
Staffing services
Construction	$4,678,311	$4,953,523
Petroleum engineering	11,866,317	6,333,879
Oil and gas sales	825,013	1,107,385
Other	18,449	3,813
	17,388,090	12,398,600
Expenses:
Cost of staffing services
Construction	3,763,287	4,041,357
Petroleum engineering	9,510,077	4,720,089
Lease operating expense	340,596	467,633
Depreciation, depletion and amortization	243,257	353,138
Impairment expense	7,000,000	—
Workover expense	73,632	312,708
Selling, general and administrative	2,428,856	2,086,012
Interest expense	584,167	416,077
	23,943,872	12,397,014

Income (loss) before income taxes	(6,555,782)	1,586

Benefit (provision) for income taxes	2,228,966	(539)

Net income (loss)	$(4,326,816)	$1,047

Net income (loss) per share, basic and diluted	$(0.17)	$0.00

Weighted average shares outstanding, basic	25,393,572	23,490,000

Weighted average shares outstanding, diluted	25,393,572	24,263,257

See accompanying notes to condensed consolidated financial statements.

STRATUM HOLDINGS, INC.

(formerly, Tradestar Services, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Revenues:
Staffing services
Construction	$11,841,377	$12,381,960
Petroleum engineering	30,599,927	8,280,830
Oil and gas sales	2,233,880	1,450,346
Other	95,948	65,724
	44,771,132	22,178,860
Expenses:
Cost of staffing services
Construction	9,335,129	10,112,762
Petroleum engineering	24,074,233	6,011,789
Lease operating expense	1,052,387	619,466
Depreciation, depletion and amortization	727,735	494,302
Impairment expense	7,000,000	—
Workover expense	528,638	402,068
Selling, general and administrative	8,124,065	3,748,775
Interest expense	1,509,358	596,305
	52,351,545	21,985,467

Income (loss) before income taxes	(7,580,413)	193,393

Benefit (provision) for income taxes	2,577,341	(65,775)

Net income (loss)	$(5,003,072)	$127,618

Net income (loss) per share, basic and diluted	$(0.20)	$0.01

Weighted average shares outstanding, basic	25,112,620	16,921,429

Weighted average shares outstanding, diluted	25,112,620	17,517,340

See accompanying notes to condensed consolidated financial statements.

STRATUM HOLDINGS, INC.

(formerly, Tradestar Services, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows provided (used) in operating activities:
Net income (loss)	$(5,003,072)	$127,618
Adjustments to reconcile net income (loss) to cash (used in) operations:
Depreciation, depletion and amortization	727,735	494,302
Impairment expense	7,000,000	—
Deferred income taxes	(2,577,341)	65,775
Stock based compensation	317,664	—
Services contributed by officers	—	25,000
Other changes, net	(312,947)	(94,332)
Changes in current assets and liabilities:
Accounts receivable	617,005	(1,980,373)
Other current assets	(1,144,173)	(724,716)
Accounts payable	(762,854)	(1,204,178)
Accrued liabilities	53,176	37,450
Net cash (used) in operating activities	(1,084,807)	(3,253,454)

Cash flows (used) in investing activities:
Net cash used in acquisition of subsidiary	(151,841)	(2,000,000)
Purchase of property and equipment	(515,139)	(905,411)
Net cash (used) in investing activities	(666,980)	(2,905,411)

Cash flows provided (used) in financing activities:
Net proceeds of stockholder advances	518,046	525,000
Proceeds from long term debt	4,848,264	5,335,285
Payments of long term debt	(4,573,863)	(402,898)
Proceeds from issuance of common stock	675,000	—
Proceeds from exercise of warrants	75,000	—
Proceeds from exercise of options	22,500	—
Net cash provided in financing activities	1,564,947	5,457,387

Net (decrease) in cash and cash equivalents	(186,840)	(701,478)
Cash and equivalents at beginning of period	261,010	759,750

Cash and equivalents at end of period	$74,170	$58,272

See accompanying notes to condensed consolidated financial statements.

STRATUM HOLDINGS, INC.

(formerly, Tradestar Services, Inc.)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)                                 Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles for interim financial information. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of September 30, 2007, the results of its operations for the three and nine month periods ended September 30, 2007 and cash flows for the nine month periods ended September 30, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Interim results of operations are not necessarily indicative of results for subsequent interim periods or the remainder of the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2006.

The Company has reported a net loss of $5,003,072 for the nine months ended September 30, 2007 and has a working capital deficit of $7,203,239 at September 30, 2007. As indicated in Note 3, the Company currently has no unutilized borrowing capacity available under its credit agreements. In order to address its liquidity needs, the Company’s Board of Directors recently authorized Management to pursue a range of alternative actions including debt restructurings and the possible sales of one or more of the Company’s operating assets or businesses as a means of addressing its financial obligations. The accompanying financial statements do not reflect any adjustments that might be necessary should the Company ultimately be unable to meet its financial obligations as presently structured. As further discussed in Note 9, the Company sold its construction staffing business in October 2007 and has applied the sales proceeds to the repayment of debt and other accrued obligations.

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

Current assets	$3,280,427
Property and equipment	9,675
Goodwill arising in the acquisition	4,936,313
Current liabilities	(2,442,015)
$5,784,400

The deemed effective date of the Decca acquisition for accounting purposes was March 1, 2007 and the one year period for making any subsequent purchase accounting adjustments expires on February 28, 2008. The effect of including Decca’s results of operations in the Company’s consolidated financial statements was to increase revenues for the nine months ended September 30, 2007 by $9,780,000 and to decrease net loss, after giving effect to purchase accounting adjustments, by $225,000 ($0.01 per share).

(3)                                 Long Term Debt

As of September 30, 2007 and December 31, 2006, the Company had the following long-term debt obligations, including amounts assumed or incurred in the CYMRI and Decca acquisitions (see Note 2):

	September 30, 2007	December 31, 2006

$ 20,000,000 line of credit with a bank, principal payable $115,000 per month through maturity in November 2007, interest at 1.0% above prime payable monthly, secured by first lien on CYMRI’s oil and gas properties and deposits held by stockholders	$5,300,000	$6,035,000

$ 7,000,000 revolving line of credit with a bank, interest at 3.0% above prime payable monthly through maturity in May 2010, secured by accounts receivable of domestic petroleum and construction services businesses	3,982,363	3,805,861

Notes payable to former CYMRI shareholders, bearing interest at 10%, payable in total monthly installments of $65,335 beginning in June 2006 through maturity at May 2008, and secured by substantially all assets, subject to liens on oil and gas properties	2,398,349	2,789,986

Notes payable to 8 individuals, incurred in acquisition of CYMRI, bearing interest at 10%, interest only payable monthly beginning in July 2006 through maturity at May 2008, unsecured	2,250,000	2,250,000

	Balance at
	September 30, 2007	December 31, 2006

$ 4,000,000 (Cdn) revolving line of credit with a bank, interest at 4.5% above Canadian prime payable monthly through maturity in May 2010, secured by accounts receivable of Canadian petroleum services business	1,693,229	—

$ 1,500,000 term loan from a bank, interest at 6.0% above prime payable monthly through maturity in March 2009, secured by accounts receivable of petroleum and construction staffing services businesses	1,074,686	—

Notes payable to 3 individuals, incurred by CYMRI in acquisition of a subsidiary, bearing interest at 8%, payable in total monthly installments of $54,219 beginning in March 2005 through maturity at February 2010, secured by subsidiary’s oil and gas properties	1,380,716	1,772,676

Notes payable to 2 individuals, incurred in acquisition of Decca, bearing interest at 9%, payable in monthly installments of $30,099 (Cdn) from April 1, 2007 through March 31, 2012, unsecured	1,126,838	—

Advances from stockholders, bearing interest at 10%, interest only payable monthly through maturity, unsecured (Note 7)	1,359,725	973,294

Other short term notes for liability insurance and accrued payables, interest rates at 7% to 9%	1,940,265	613,037
	22,506,171	18,239,854
Current portion of long term debt	(14,546,875)	(7,661,885)
	$7,959,296	$10,577,969

Borrowings under the bank credit agreement secured by CYMRI’s oil and gas properties are subject to a borrowing base, which is periodically redetermined, and amounted to $6,035,000 as of December 31, 2006, the latest redetermination date. The terms of the bank credit agreement, as amended, require CYMRI to maintain certain financial covenants regarding working capital ratio, interest coverage level, the ratio of loan balance to loan balance plus stockholders’ equity, and the non-payment of dividends. As of September 30, 2007, the Company had no unutilized borrowing capacity available under the credit agreement. Due to operational circumstances, the Company was not in compliance with the defined interest coverage and debt ratio covenants as of September 30, 2007. The bank is aware of these covenant violations, however, it has not requested, nor does the Company expect it to request,  accelerated payment of the loan as a result thereof. The Company’s monthly payment obligations under the bank credit facility are dependent upon periodic evaluations of CYMRI’s producing oil and gas properties. As presently structured, borrowings outstanding under the bank credit facility are due on November 30, 2007 and the bank has not indicated that it is willing to enter into a new credit agreement beyond that date. However, the Company expects the bank to grant an extension of the maturity, as needed, to enable the Company to extinguish the debt in a possible transaction that may result in a disposition of the oil and gas properties to a related party (see Note 4).

The terms of the revolving bank credit agreement secured by domestic accounts receivable of the petroleum and construction staffing services businesses provided for a borrowing base of 85% of qualifying accounts receivable up to $7,000,000, with an interest rate of 1% above prime through June 30, 2007. As of that date, the Company was not in compliance with the minimum net worth covenant of its construction staffing subsidiary and certain other equity related financial covenants of the revolving credit agreement. Accordingly, the bank modified the revolving credit agreement to require: (a) 2% increase in the interest rate charged on borrowings made under the revolving credit agreement, effective July 1, 2007; (b) The appointment of a bank approved consultant to approve the Company’s weekly cash flow budgets and borrowing requests made to the bank; and (c) The bank’s approval of any intercompany cash transfers. As of September 30, 2007, a subsidiary borrower had one minor covenant violation, however, the bank is aware of the violation and the Company does not expect the bank to request accelerated payment of the loan as a result thereof. As further discussed in Note 8, the Company sold its construction staffing business to a private construction staffing company in October 2007. At the closing of the sale, the Company repaid the outstanding indebtedness of its construction staffing subsidiary under the revolving credit agreement in the amount of $1,810,210 and also repaid $451,920 of the bank term loan.

(4)                                 Impairment of Oil and Gas Properties

As of September 30, 2007, the Company recognized a non-cash impairment adjustment in the carrying value of its oil and gas properties in the amount of $7,000,000. This decline in value reflected a continuing downward trend in the Company’s field operations during the third quarter of 2007 as well as a lack of financial resources to adequately maintain the value of the properties. As a result of this adjustment, the Company reduced the net book value of its oil and gas properties to approximately $5.7 million to reflect the estimated fair value of the properties. This net book value approximates the amount at which the Company may possibly dispose of the properties to a related party in conjunction with the anticipated maturity of the November 2007 loan secured by the properties (see Note 3). However, the Company has no firm commitment to sell the oil and gas properties at that price.

(5)                                 Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period, including the issuance of 385,714 shares in a private placement at $1.75 per share for gross proceeds of $675,000 in the nine months ended September 30, 2007. Diluted income (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period and potentially dilutive common share equivalents, consisting of stock options and warrants, under the Treasury Stock Method. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive. Because of the net loss for the three and nine months ended September 30, 2007, the basic and diluted average outstanding shares are considered the same, since including the shares would have an antidilutive effect on the net loss per share calculation.

(6)                                 Stock-Based Compensation

The Company has a stock-based compensation plan which was approved by the stockholders in October 2005 and amended in October 2006. Under the plan, as amended, a maximum of 2,400,000 shares may be awarded to directors and employees in the form of stock options, restricted stock or stock appreciation rights. The exercise price, terms and other conditions applicable to each stock option grant are generally determined by the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value of the Company’s Common Stock on that date. The stock options generally become exercisable over a three year period and expire after five years.

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

Option activity with directors and employees since January 1, 2006 were as follows (including options granted to directors outside of the plan):

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value

Outstanding at January 1, 2006	550,000	$0.25
Options granted	1,144,100	1.87
Outstanding at December 31, 2006	1,694,100	1.34
Options granted	400,000	2.10
Options exercised	(125,000)	(0.18)
Options forfeited	(154,500)	(2.10)
Outstanding at September 30, 2007	1,814,600	$1.53	4.0	$57,500

Exercisable at September 30, 2007	954,866	$1.38	4.0	$47,500

Stock-based compensation expense for the nine months ended September 30, 2007 in the amount of $317,664 has been recognized as a current period expense in the accompanying Consolidated Financial Statements. As of September 30, 2007, total unrecognized compensation cost of $1,138,088 related to stock options is expected to be recognized over a weighted average period of approximately 4.5 years. The estimated fair value of the options granted to employees under the plan was calculated using a Black Scholes option pricing model. The following schedule reflects the assumptions included in this model as it relates to the valuation of such options: (a) Expected volatility – 95%; (b) Expected risk free interest rate – 6%; (c) Expected dividend yield – zero; and (d) Expected option term – 3 years.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

(7)                                 Stockholder Advances and Related Matters

The Company received net stockholder advances in the amounts of $518,000 and $525,000 in the nine months ended September 30, 2007 and 2006, respectively. Stockholder advances, excluding amounts advanced to finance the cash portion of the CYMRI purchase price (see Note 2), are reflected as unsecured long term debt obligations and accrue interest at a rate of 10% per annum.

The Company’s former President was not paid any salary for full-time services rendered prior to his resignation in July 2006. The Company estimated the value of the forgone salary at $12,500 per quarter through the second quarter of 2006, and recorded such amounts as an expense and as a contribution to capital in the respective periods.

(8)                                 Contingencies

Two of the Company’s subsidiaries are defendants in certain lawsuits involving professional liability arising in the normal course of business. In the second quarter of 2007, one of the subsidiaries settled a long-standing lawsuit for an amount in excess of the $100,000 insurance deductible. The Company recorded the deductible payment and the associated settlement costs of approximately $35,000 as an adjustment to the purchase price paid for CYMRI (see Note 2). With respect to the subsidiaries’ other lawsuits, it is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations. However, management believes that the Company’s subsidiaries have meritorious defenses in each case and are vigorously defending these matters.

(9)                                 Subsequent Events

On October 26, 2007, the Company sold substantially all of the assets of its construction staffing business to a private construction staffing company. The Company received cash proceeds of $3,200,000 at closing of the sale and expects to receive additional cash proceeds in January 2008 as a working capital adjustment. The Company anticipates reporting a pre-tax gain from the sale of these assets in the fourth quarter of 2007. The Company has applied the sales proceeds to the repayment of debt and other accrued obligations including the payment of the outstanding indebtedness of its construction staffing subsidiary under a revolving bank credit agreement in the amount of $1,810,210 and also repaid $451,920 of a bank term loan (see Note 3). Because of the substantial uncertainty that existed regarding completion of this transaction as of September 30, 2007, the Company will not commence treatment of its construction staffing business as discontinued operations until the fourth quarter of 2007. The pre-tax results of operations of the Company’s construction staffing business are summarized below (in 000’s).

	Nine Months Ended
	September 30,
	2007	2006
Construction staffing revenues	$11,841	$12,382
Cost of construction staffing	(9,335)	(10,113)
Gross profit	2,506	2,269
General & administrative	(1,860)	(1,642)
Interest expense, net	(78)	(94)
Net income before taxes	$568	$533

The Company has also entered into non-binding negotiations with a third party to sell its two subsidiaries in the petroleum engineering services business (see Note 2).  At this point, the Company does not believe that it is determinable whether such a sale will ultimately be completed.  If the sale is completed, the Company expects to apply the sales proceeds primarily to the repayment of debt and other accrued obligations.

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

On March 2, 2007, we acquired the outstanding capital stock of Decca Consulting, Ltd. (“Decca”) for total consideration of $5.1 million paid in a combination of cash, notes payable and Common Stock. Decca provides consulting services for the Canadian energy industry. The deemed effective date of the Decca acquisition for accounting purposes was March 1, 2007. The effect of including Decca’s results of operations in the Company’s consolidated financial statements since March 1, 2007 was to increase revenues for the nine months ended September 30, 2007 by $9,780,000 and to decrease net loss, after giving effect to the purchase accounting adjustments, by $225,000 ($0.01 per share).

As a result of the CYMRI and Decca acquisitions, the Company had the following three business segments as of September 30, 2007:

• Petroleum Engineering (service based)	- Houston, Texas
- Lafayette, Louisiana
- Calgary, Alberta

• Construction Staffing (service based)	- Albuquerque, New Mexico
- Phoenix and Tempe, Arizona
- Las Vegas, Nevada

• Petroleum Exploration & Production (asset based)	- Houston, Texas
- Lafayette, Louisiana

The Company has reported substantial consolidated operating losses and working capital deficits since completing the CYMRI and Decca acquisitions. In order to address its liquidity needs, the Company’s Board of Directors recently authorized Management to pursue a range of alternative actions including debt restructurings and the possible sales of one or more of the Company’s operating assets or businesses as a means of addressing its financial obligations. As further described in “Subsequent Events” below, the Company sold its construction staffing business in October 2007 and has applied the sales proceeds to the repayment of debt and other accrued obligations. The Company has also entered into non-binding negotiations with a third party for the sale of its petroleum engineering services business.

Results of Operations

The following commentary relates to the historical results of operations of the Company through September 30, 2007, prior to the sale of its construction staffing business referenced above.

The acquisitions of CYMRI in May 2006 and Decca in March 2007 substantially changed the Company’s operating profile and shifted its focus from one of solely a construction services company to one of a company having a more diversified staffing segment with highly developed petroleum engineering services businesses in the U.S. and Canada and a still developing construction services business. The acquired petroleum engineering services businesses are established operations with staffs who have performed a wide variety of long term and short term projects for customers throughout North and South America over a lengthy history. These projects tend to be of a more specialized, technical nature than the work performed in the traditional construction services business. Additionally, the CYMRI acquisition has given the Company a non-core, capital-intensive petroleum exploration and production segment which is subject to the operational risks of oil and gas exploration as well as the financial risks of a commodity pricing environment.

In its traditional construction services business, the Company’s results of operations have been subject to variations due to a number of factors including the overall state of the construction staffing segment of the economy, the demand for our services and products, economic conditions in our markets, and product enhancements by us or our competitors as well as other competitive conditions.

Three months ended September 30, 2007 versus three months ended September 30, 2006 — Total revenues for the three months ended September 30, 2007 were $17,388,000 compared to $12,399,000 in the three months ended September 30, 2006.

Revenues from construction staffing services for the three months ended September 30, 2007 were $4,678,000 compared to $4,954,000 for the three months ended September 30, 2006. This decrease is due primarily to the decline in revenues in the construction branch in Las Vegas, Nevada, due to the Company’s 2007 decision to reduce its level of operations in that market.

Revenues from petroleum engineering services for the three months ended September 30, 2007 were $11,866,000 compared to $6,334,000 for the three months ended September 30, 2006. Included in the 2007 period were three months of revenues from CYMRI’s petroleum engineering business, acquired effective June 1, 2006, plus three months of revenues from Decca, acquired effective March 1, 2007, whereas the 2006 period included only three months of revenues from CYMRI’s petroleum engineering business. Total billings for petroleum engineering services in the three months ended September 30, 2007, exclusive of cost reimbursements, were approximately 7,915 man days at an average billing rate of approximately $1,425 per day.

Revenues from oil and gas sales for the three months ended September 30, 2007 were $825,000 compared to $1,107,000 for the three months ended September 30, 2006. Revenues from oil production in the three months ended September 30, 2007 were $638,000, reflecting volumes of 9,763 barrels at an average price of $65.36 per barrel, while gas revenues were $187,000, reflecting volumes of 23,456 Mcf at an average price of $7.97 per Mcf.

Costs of construction staffing services for the three months ended September 30, 2007 was $3,763,000 versus $4,041,000 for the three months ended September 30, 2006. Cost of construction staffing services includes wages for temporary employees, federal and state payroll taxes, workers compensation and other direct costs. Costs of construction services are generally consistent, except for payroll taxes where the maximum contribution has been met and for workers compensation, which vary with each job site. Costs of construction services decreased as a percentage of revenues to approximately 80% for the three months ended September 30, 2007, compared to approximately 82% for the three months ended September 30, 2006, due to an increase in billing rates.

Costs of petroleum engineering services for the three months ended September 30, 2007 were $9,510,000 versus $4,720,000 for the three months ended September 30, 2006. Included in the 2007 period were three months of costs from CYMRI’s petroleum engineering business, acquired effective June 1, 2006, plus three months of costs from Decca, acquired effective March 1, 2007, whereas the 2006 period included only three months of costs from CYMRI’s petroleum engineering business. Costs of petroleum engineering services for the three months ended September 30, 2007 represented approximately 80% of revenues, consistent with the blended historical percentages experienced by CYMRI’s staffing services subsidiary, PEI, and Decca.

Lease operating expenses (“LOE”), including production taxes, were $341,000 for the three months ended September 30, 2007 versus $468,000 for the three months ended September 30, 2006, reflecting declining volumes associated with LOE of CYMRI’s oil and gas production operations.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended September 30, 2007 was $243,000 versus $353,000 for the three months ended September 30, 2006, primarily reflecting declining volumes associated with DD&A of CYMRI’s oil and gas production operations.

Impairment expense to reduce oil and gas properties to their estimated fair value was $7,000,000 for the three months ended September 30, 2007 versus zero for the three months ended September 30, 2006, reflecting a continuing downward trend in CYMRI’s field operations during the third quarter of 2007 as well as a lack of financial resources to adequately maintain the value of the properties.

Workover expenses for the three months ended September 30, 2007 were $74,000 versus $313,000 for the three months ended September 30, 2006, reflecting declining level of maintenance performed on CYMRI’s South Texas oil and gas properties, acquired effective June 1, 2006.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2007 were $2,429,000 compared to $2,086,000 for the three months ended September 30, 2006. This increase reflected SG&A expenses applicable to CYMRI’s petroleum engineering and exploration and production operations, acquired effective June 1, 2006, for a total of three months in 2007, plus the SG&A expenses of Decca, acquired effective March 1, 2007, for three months, whereas the 2006 period included only three months of SG&A expenses from CYMRI’s petroleum engineering and exploration and production operations. The major components of SG&A expenses include professional fees, administrative salaries and associated payroll costs, rent and telephone expenses.

Interest expense for the three months ended September 30, 2007 was $584,000 versus $416,000 for the three months ended September 30, 2006. This increase largely results from an increase in interest rates as well as a moderate increase in overall borrowings.

Income taxes were a benefit of $2,229,000 for the three months ended September 30, 2007 versus a provision of $539 for the three months ended September 30, 2006, and reflect a benefit rate of 34% on a pre-tax net loss of $6,556,000 in the three months ended September 30, 2007.

Nine months ended September 30, 2007 versus nine months ended September 30, 2006 — Total revenues for the nine months ended September 30, 2007 were $44,771,000 compared to $22,179,000 for the nine months ended September 30, 2006.

Revenues from construction staffing services for the nine months ended September 30, 2007 were $11,841,000 compared to $12,382,000 for the nine months ended September 30, 2006. This decrease is due primarily to the decline in revenues in the construction branch in Las Vegas, Nevada, due to the Company’s 2007 decision to reduce its level of operations in that market.

Revenues from petroleum engineering services for the nine months ended September 30, 2007 were $30,600,000 compared to $8,281,000 for the nine months ended September 30, 2006. Included in the 2007 period were nine months of revenues from CYMRI’s petroleum engineering business, acquired effective June 1, 2006, plus seven months of revenues from Decca, acquired effective March 1, 2007, whereas the 2006 period included only four months of revenues from CYMRI’s petroleum engineering business. Total billings for petroleum engineering services in the nine months ended September 30, 2007, exclusive of cost reimbursements, were approximately 21,840 man days at an average billing rate of approximately $1,330 per day.

Revenues from oil and gas sales for the nine months ended September 30, 2007 were $2,234,000 compared to $1,450,000 for the nine months ended September 30, 2006. Included in the 2007 period were nine months of revenues from CYMRI’s oil and gas production operations, acquired effective June 1, 2006, whereas the 2006 period included only four months of revenues from CYMRI’s oil and gas production operations. Revenues from oil production in the nine months ended September 30, 2007 were $1,700,000 reflecting volumes of 28,452 barrels at an average price of $59.75 per barrel, while gas revenues were $534,000, reflecting volumes of 72,021 Mcf at an average price of $7.41 per Mcf.

Costs of construction staffing services for the nine months ended September 30, 2007 was $9,335,000 versus $10,113,000 for the nine months ended September 30, 2006. Cost of construction services includes wages for temporary employees, federal and state payroll taxes, workers compensation and other direct costs. Costs of construction services are generally consistent, except for payroll taxes where the maximum contribution has been met and for workers compensation, which vary with each job site. Costs of construction services decreased as a percentage of revenues to approximately 79% for the nine months ended September 30, 2007, compared to approximately 82% for the nine months ended September 30, 2006, due to an increase in billing rates.

Costs of petroleum engineering services for the nine months ended September 30, 2007 were $24,074,000 versus $6,012,000 for the nine months ended September 30, 2006. Included in the 2007 period were nine months of costs from CYMRI’s petroleum engineering business, acquired effective June 1, 2006, plus seven months of costs from Decca, acquired effective March 1, 2007, whereas the 2006 period included only four months of costs from CYMRI’s petroleum engineering business. Costs of petroleum engineering services for the nine months ended September 30, 2007 represented approximately 79% of revenues, consistent with the blended historical percentages experienced by CYMRI’s staffing services subsidiary, PEI, and Decca.

Lease operating expenses (“LOE”), including production taxes, were $1,052,000 for the nine months ended September 30, 2007 versus $619,000 for the nine months ended September 30, 2006, representing LOE of CYMRI’s oil and gas production operations, acquired effective June 1, 2006, for a total of nine months in the 2007 period and four months in the 2006 period.

Depreciation, depletion and amortization (“DD&A”) expense for the nine months ended September 30, 2007 was $728,000 versus $494,000 for the nine months ended September 30, 2006, representing DD&A of CYMRI’s oil and gas production operations, acquired effective June 1, 2006, for a total of nine months in the 2007 period and four months in the 2006 period.

Impairment expense to reduce oil and gas properties to their estimated fair value was $7,000,000 for the nine months ended September 30, 2007 versus zero for the nine months ended September 30, 2006, reflecting a continuing downward trend in CYMRI’s field operations during the third quarter of 2007 as well as a lack of financial resources to adequately maintain the value of the properties.

Workover expenses for the nine months ended September 30, 2007 were $529,000 versus $402,000 for the nine months ended September 30, 2006, representing workovers on CYMRI’s South Texas oil and gas properties, acquired effective June 1, 2006, for a total of nine months in the 2007 period and four months in the 2006 period.

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2007 were $8,124,000 compared to $3,749,000 for the nine months ended September 30, 2006. This increase reflected SG&A expenses applicable to CYMRI’s petroleum engineering and exploration and production operations, acquired effective June 1, 2006, for a total of nine months in 2007, plus the SG&A expenses of Decca, acquired effective March 1, 2007, for seven months, whereas the 2006 period included only four months of SG&A expenses from CYMRI’s petroleum engineering and exploration and production operations. The major components of SG&A expenses include professional fees, administrative salaries and associated payroll costs, rent and telephone expenses.

Interest expense for the nine months ended September 30, 2007 was $1,509,000 versus $596,000 for the nine months ended September 30, 2006. This substantial increase reflects interest expense on CYMRI’s long term debt applicable to CYMRI’s oil and gas production operations, acquired effective June 1, 2006, for a total of nine months in the 2007 period and four months in the 2006 period.

Income taxes were a benefit of $2,577,000 for the nine months ended September 30, 2007 versus a provision of $65,000 for the nine months ended September 30, 2006, and reflect a benefit rate of 34% on a pre-tax net loss of $7,580,000 in the nine months ended September 30, 2007.

Liquidity and Capital Resources

Operating activities. Cash flow from operating activities for the nine months ended September 30, 2007 reflected revenues, less operating expenses, resulting from the acquisitions of CYMRI and Decca for the nine and seven months, respectively, whereas only four months of cash flow from CYMRI’s acquired operations was reflected in cash flow from operating activities for the nine months ended September 30, 2006. Cash flow from operating activities was also impacted by changes in working capital. Net cash flow used in operating activities for the nine months ended September 30, 2007 was $1,085,000 versus $3,253,000 for the nine months ended September 30, 2006. These operating cash flow amounts were net of changes in working capital, which resulted in net cash decreases in the amounts of $1,237,000 and $3,872,000 in the nine month periods ended September 30, 2007 and

2006, respectively, due primarily to changes in relative timing between the accrual and payment of accounts receivable and accounts payable.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2007 was $667,000 compared to $2,905,000 for the nine months ended September 30, 2006. The 2007 amount reflected cash expended for: (a) The cash portion of the Decca purchase price in the amount of $152,000; and (b) Capital expenditures in the amount of $515,000, primarily for drilling and equipment costs incurred on CYMRI’s oil and gas properties. CYMRI’s capital expenditures were relatively low in the nine months ended September 30, 2007 due to the decline in drilling activity.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2007 was $1,565,000 compared to $5,457,000 for the nine months ended September 30, 2006. In the nine months ended September 30, 2007, net proceeds of long term debt borrowings and stockholder advances provided cash in the amount of $5,366,000, payments of long term debt used cash of $4,574,000, and private stock issuances plus warrant/option exercises provided total cash of $772,000. In the nine months ended September 30, 2006, net proceeds of stockholder advances and long term debt borrowings provided cash in the amount of $5,457,000.

The Company’s capital expenditure profile has changed significantly since the CYMRI acquisition. In our construction services business, capital expenditure requirements are relatively low, except for the periodic opening of new construction services centers. Likewise, capital expenditure requirements of CYMRI’s staffing services subsidiary, Petroleum Engineers, Inc. (“PEI”) are relatively low. However, CYMRI’s exploration and production business can be highly capital intensive. In this business, expenditures for the drilling and equipping of oil and gas wells are typically required to maintain or increase existing production levels and production often declines in a relatively short period of time if maintenance capital is not invested timely. Further, acquisitions of additional lease acreage are often needed to drill new oil and gas wells. As is the case with most companies with oil and gas producing operations, the Company would expect to finance its capital expenditure requirements through a combination of cash flow from operations, secured bank borrowings and other sources.

The CYMRI and Decca acquisitions have substantially increased the Company’s long term debt obligations (see Note 3, “Long Term Debt”). A substantial portion of our long term debt is in the form of a bank credit facility secured by our producing oil and gas properties. Borrowings under the bank credit agreement are subject to a borrowing base, which is periodically redetermined, and amounted to $6,035,000 as of December 31, 2006. The terms of the bank credit agreement, as amended, require CYMRI to maintain certain financial covenants regarding working capital ratio, interest coverage level, the ratio of loan balance to loan balance plus stockholders’ equity, and the non-payment of dividends. As of September 30, 2007, the Company had no unutilized borrowing capacity available under the credit agreement. Due to operational circumstances, the Company was not in compliance with the defined interest coverage and debt ratio covenants as of September 30, 2007. The bank is aware of these covenant violations, however, it has not requested, nor does the Company expect it to request,  accelerated payment of the loan as a result thereof. The Company’s monthly payment obligations under the bank credit facility are dependent upon a periodic evaluation of CYMRI’s producing oil and gas properties. As presently structured, borrowings outstanding under the bank credit facility in the amount of $5,300,000 are due on November 30, 2007 and the bank has not indicated that it is willing to enter into a new credit agreement beyond that date. However, the Company expects the bank to grant an extension of the maturity, as needed, to enable the Company to extinguish the debt in a possible transaction that may result in a disposition of the oil and gas properties to a related party.

The terms of a second bank credit agreement, secured by domestic accounts receivable of the petroleum and construction staffing services businesses, provide for a revolving borrowing base of 85% of qualifying accounts receivable up to $7,000,000, with an interest rate of 1% above prime through June 30, 2007. As of that date, the Company was not in compliance with the minimum net worth covenant of its construction staffing subsidiary and certain other equity related financial covenants of the revolving credit agreement. Accordingly, the bank modified the revolving credit agreement to require: (a) 2% increase in the interest rate charged on borrowings made under the revolving credit agreement, effective July 1, 2007; (b) The appointment of a bank approved consultant to approve the Company’s weekly cash flow budgets and borrowing requests made to the bank; and (c) The bank’s approval of any intercompany cash transfers. As of September 30, 2007, a subsidiary borrower had one minor covenant violation, however, the bank is aware of the violation and the Company does not expect the bank to request accelerated payment of the loan as a result thereof. As further discussed in “Subsequent Events” below, the Company sold its construction staffing business to a private construction staffing company in October 2007. At the closing of the sale, the Company repaid the outstanding indebtedness of its construction staffing subsidiary under the revolving credit agreement in the amount of $1,810,210 and also repaid $451,920 of a bank term loan.

To meet short term liquidity needs following the CYMRI acquisition, the Company commenced a private offering of shares of Common Stock and Warrants to a group of Accredited Investors in October 2006. In the fourth quarter of 2006, we sold a total of 314,286 shares of Common Stock to Accredited Investors at $1.75 per share for gross proceeds of $550,000 and issued one year Warrants to such Investors to purchase an additional 314,286 shares of our Common Stock at $2.50 per share. In the first quarter of 2007, we sold a total of 385,714 shares of Common Stock to Accredited Investors at $1.75 per share for gross proceeds of $675,000 and issued one year Warrants to such Investors to purchase an additional 385,714 shares of our Common Stock at $2.50 per share.

Subsequent Events

On October 26, 2007, the Company sold substantially all of the assets of its construction staffing business to a private construction staffing company. The Company received cash proceeds of $3,200,000 at closing of the sale and expects to receive additional cash proceeds in January 2008 as a working capital adjustment. The Company anticipates reporting a pre-tax gain from the sale of these assets in the fourth quarter of 2007. The Company has applied the sales proceeds to the repayment of debt and other accrued obligations including the payment of the outstanding indebtedness of its construction staffing subsidiary under a revolving bank credit agreement in the amount of $1,810,210 and also repaid $451,920 of a bank term loan.

The Company has also entered into non-binding negotiations with a third party to sell its two subsidiaries in the petroleum engineering services business.  At this point, the Company does not believe that it is determinable whether such a sale will ultimately be completed.  If the sale is completed, the Company expects to apply the sales proceeds primarily to the repayment of debt and other accrued obligations.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

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

ITEM 3.                             CONTROLS AND PROCEDURES

As of the date of this report, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are effective in timely alerting each of them to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report. Nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken. The Company has made no changes in its internal controls over financial reporting in the most recent quarterly reporting period that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

See Note 8 to Condensed Consolidated Financial Statements.

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

November 12, 2007