Form 10KSB
period 2007-12-31
STRATUM HOLDINGS, INC.
filed 2008-04-08
CIK 1277998

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

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

Common Stock, $0.001 par value

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Registrant’s revenues for its most recent fiscal year were $59,330,000 (including amounts applicable to discontinued operations).  The number of shares outstanding of the Registrant’s Common Stock as of April 7, 2008 was 26,556,429 shares and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing price of such shares as quoted on the OTC Bulletin Board on April 7, 2008) was approximately $1,279,900.

STRATUM HOLDINGS, INC.

2007 FORM 10-KSB

PART I

Item 1 and 2. Description of Business and Properties.

Stratum Holdings, Inc. (“we” or the “Company”) was originally formed as a staffing holding company in 2003.  As the result of a series of acquisitions and dispositions in 2006 and 2007, the Company operated in two main business segments as of December 31, 2007: (a) Energy Services, which performed drilling-related engineering and consulting projects for customers in the U.S. and Canada; and (b) Exploration & Production, which owned working interests in approximately 62 operated and non-operated oil and gas wells in South Texas and South Louisiana, with net production of approximately 1,000 Mcf equivalent per day.

Pursuant to the approval of its stockholders at a Special Meeting on February 21, 2008, the Company sold the capital stock of its domestic Energy Services subsidiary, Petroleum Engineers, Inc. (“PEI”), to an affiliate of Hamilton Engineering, Inc. (“Hamilton”) for a total sales price of $15.0 million.  The sale of the stock of PEI to Hamilton closed on March 11, 2008.  As a result of this sale, the Company exited from the domestic portion of its Energy Services segment leaving it with the Canadian portion of its Energy Services segment as well as its operations in the Exploration & Production segment.

Through October 26, 2007, the Company also conducted operations in a third segment, Construction Staffing, via a wholly-owned subsidiary, Tradestar Construction Services, Inc. (“Tradestar Construction”). In that business, the Company provided pre-screened, skilled construction employees to major, non-union contractors in the Southwestern U.S.  On that date, the Company sold substantially all of the assets of Tradestar Construction to a private construction staffing company for a sales price of $3.2 million and exited from the Construction Staffing segment.  Tradestar Construction retained a small amount of financial assets following the sale and changed its name to Stratum Construction Services, Inc.

Shown below is a brief description of the retained Exploration & Production segment as well as the partially exited Energy Services segment and the fully exited Construction Staffing segment.

Exploration & Production

The Company’s Exploration & Production operations commenced with the acquisition of The CYMRI Corporation (“CYMRI”) in May 2006 for a combination of cash, notes payable and Common Stock totaling $12.7 million.  CYMRI was originally formed in July 2001 to acquire long-lived oil and gas reserves.  CYMRI completed a total of five oil and gas property acquisitions in South Texas in 2001-2003.  CYMRI acquired PEI in June 2004 for total consideration of $5.1 million and that acquisition included interests in non-operated oil and gas properties in South Louisiana owned by a PEI affiliate.  Shown below are certain SEC required disclosures regarding the Exploration & Production segment.

Oil and Gas Reserves

The following table sets forth summary information with respect to CYMRI’s proved oil and gas reserves, as estimated by Von Gonten & Associates, Inc., independent reservoir engineering consultants, as of December 31, 2007:

	Oil	Gas	Total	PV10 Value
	(MBbl)	(MMcf)	(MMcfe)	(000’s)
Proved developed	540	1,534	4,776	$20,084
Proved undeveloped	61	—	368	1,721
Total proved	601	1,534	5,144	21,805
Discounted future income taxes				(8,155)
Standardized measure of discounted future net cash flows				$13,650

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

In accordance with the guidelines of the SEC, the reservoir engineers’ estimates of future net revenues from our properties and the pre-tax PV 10 Value amounts thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The unescalated prices as of December 31, 2007 used in such estimates averaged $93.83 per barrel of oil and $7.68 per Mcf of gas.

Productive Oil and Gas Wells and Acreage

As of December 31, 2007, CYMRI maintained ownership interests in a total of 34.0 gross (25.5 net) productive wells in the State of Texas and 28.0 gross (5.2 net) productive wells in the State of Louisiana for a grand total of 62.0 gross (30.7 net) productive oil and gas wells.  CYMRI did not participate in the drilling of any new oil and gas wells in the years ended December 31, 2007 and 2006.

As of December 31, 2007, CYMRI had ownership interests in approximately 3,000 net productive acres in the States of Texas and Louisiana.  CYMRI had no significant interests in any undeveloped acreage.

Production Prices and Costs

CYMRI’s oil and gas production operations have been reported in the Company’s consolidated financial statements since June 2006.  In the year ended December 31, 2007, CYMRI’s net oil production volumes aggregated 38,438 barrels at an average sales price of $64.03 per barrel, while its net gas production volumes aggregated 92,268 Mcf at an average sales price of $7.35 per Mcf.  In the same period, CYMRI’s net production costs averaged $4.42 per Mcf equivalent.

Energy Services

As of December 31, 2007, the Company’s operations in the Energy Services segment were conducted through our wholly-owned subsidiaries, PEI, a U.S. company, and Decca Consulting, Ltd. (“Decca”), a Canadian company.  As previously noted, we sold the capital stock of PEI to Hamilton in March 2008.  PEI and Decca are long established companies which perform drilling-related engineering and consulting projects for oil and gas customers in the U.S. and Canada.

PEI has its main office in Lafayette, Louisiana, with a staff of approximately 15 in-house engineers and 110 field consultants capable of delivering services to clients in the following areas: (i) Drilling and Project Management Services; (ii) Well Planning and Management Services; (iii) Engineering, Design and Construction Services; (iv) Production Management Services; and (v) Marketing/Accounting/IT Services.  PEI was formed in October 1970 and was acquired by Stratum in the acquisition of CYMRI in May 2006.

Decca has its office in Calgary, Canada, with a cadre of approximately 100 field consultants who provide drilling, completion and other consulting services to oil and gas operators in Alberta and neighboring provinces as well as in selected international locations.  Decca was formed in May 2003 as the successor to a company formed by the original principals in 1983 and was acquired by Stratum in March 2007.

Construction Staffing

In the Tradestar Construction business sold to a private construction staffing company in October 2007, the Company provided pre-screened, skilled construction employees (electricians, plumbers, pipefitters, carpenters, sheet metal craftsman) to major, non-union contractors in the Southwestern U.S.  Tradestar Construction commenced operations in Albuquerque, New Mexico, in January 2004 and subsequently expanded into the following markets: Tempe, Arizona, in February 2005; Las Vegas, Nevada, in August 2005; and Phoenix, Arizona, in February 2006.  The acquiring company continues to operate this business under the Tradestar Construction name, however, the Company has had no ownership interest in the business since October 2007.

Strategic Plans

The Company has reported substantial consolidated operating losses and working capital deficits since completing the acquisitions of CYMRI/PEI in May 2006 and Decca in March 2007.  In order to address its liquidity needs, the Company’s Board of Directors authorized Management in July 2007 to pursue a range of alternative actions including the sale of one or more of the Company’s operating assets or businesses.  This decision by the Board of Directors ultimately led the Company to seek the sales of: (a) Tradestar Construction to a private construction staffing company in October 2007; and (b) PEI to an affiliate of Hamilton in March 2008.  Additionally, the Company has granted Hamilton a three month, non-binding option to acquire Decca through June 9, 2008.  The Company is also considering a possible sale of its Exploration & Production business and the effective liquidation of its remaining business operations, however, there is no firm commitment to sell the Exploration & Production business.

Competition

Competition in the Energy Services segment is extremely intense coming from a broad spectrum of large and small service providers.  Competition in the Exploration & Production segment is likewise very intense.  Competitors include major oil and gas companies, large and small independent producers, and individual producers and operators.  Many competitors have financial resources substantially greater than ours, and staffs and facilities substantially larger than ours.  If we should decide to maintain operations in the Exploration & Production segment, our success in operating our existing oil and gas properties as well as in acquiring and developing additional properties will depend on our ability to operate in this highly competitive environment.

Employees

With the sales of Tradestar Construction in October 2007 and PEI in February 2008, the Company had only 8 permanent employees as of April 7, 2008.  These employees were in the Company’s Exploration & Production segment and were previously employees of PEI prior to the sale of PEI to Hamilton in March 2008.  Decca has historically had no employees and all of its functions, including administrative matters, have been performed by independent consultants.

Regulation

The oil and gas industry is subject to extensive governmental regulations which affect our Energy Services and Exploration & Production segments.  These governmental mandates include federal and state regulations governing environmental quality and pollution control, state limits on allowable rates of production by individual well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels.

Available Information

Our website address is www.stratum-holdings.com, however, the website information is not part of this report. We file annual, quarterly, and special reports, proxy statements, and other information periodically with the Securities Exchange Commission (“SEC”).  Such reports, proxy statements and other information filed with the SEC may be accessed electronically by means of the SEC’s website at www.sec.gov.  This material may also be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549.

Risks of our Energy Services Business

Although we sold our domestic Energy Services subsidiary in March 2008, a substantial portion of our consolidated revenues are still derived from the Energy Services business.  Shown below are risk factors pertaining to the Energy Services business.

Competition for customers and personnel in the Energy Services business is intense, and if we are not able to effectively compete, our financial results could be harmed and the price of our securities could decline.

The Energy Services industry is highly competitive, with limited barriers to entry.  Several large full-service and specialized companies, as well as small local operations, compete with us in the Energy Services industry. Competition in some markets is intense, particularly with regard to recruiting of personnel, and these competitive forces limit our ability to raise prices to our customers. For example, competitive forces may limit our ability to raise our prices to immediately and fully offset increased costs of doing business, including increased labor costs, costs for workers’ compensation and state unemployment insurance. As a result of these forces, we may face pressure on our operating margins. Pressure on our margins could increase and may continue for an extended period.  If we are not able to effectively compete in our targeted markets, our operating margins and other financial results will be harmed and the price of our securities could decline.

We have significant working capital requirements.

We require significant working capital in order to operate our Energy Services business.  We must maintain cash reserves to pay our employees and consultants prior to receiving payment from our customers.  In addition, we may be required to pledge certain short-term assets to secure letters of credit and to pledge other assets to collateralize certain of our workers’ compensation obligations. These collateral requirements may increase in future periods, which would decrease amounts available for working capital purposes.  As a result of these factors, if our available cash balances and borrowing base under our existing credit facilities do not grow commensurate with the growth in our working capital requirements, we could be required to explore alternative sources of financing to satisfy our liquidity needs, including the issuance of additional equity or debt securities.  Any such issuances could result in dilution to existing shareholders.

Our credit facilities require that we meet certain levels of financial performance. In the event we fail either to meet these requirements or have the requirements waived, we may be subject to penalties and we could be forced to seek additional financing.

Our credit facilities contain strict financial covenants. Among other things, these covenants require us to maintain minimum net worth and net income levels and certain other restrictions.  In the past we have negotiated amendments to these covenants to ensure our continued compliance with their restrictions. We cannot assure you that our lender would consent to such amendments on commercially reasonable terms in the future if we once again required such relief. In the event that we do not comply with the covenants and the lender does not waive such non-compliance, we will be in default of our credit agreement, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances. Moreover, our working capital credit agreements contain cross-default provisions, which accelerate our indebtedness under these arrangements in the event we default under our credit facilities. Accordingly, in the event of a default under our credit facilities, we could be required to seek additional sources of capital to satisfy our liquidity needs. These additional sources of financing may not be available on commercially reasonable terms. Even if they are available, these financings could result in dilution to our existing shareholders.

Any significant economic downturn or increase in interest rates could result in our clients using fewer outsourced personnel, which could harm our business or cause the price of our securities to decline.

Because demand for personnel services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity slows down, companies tend to reduce their use of outsourced personnel before undertaking layoffs of their permanent employees, resulting in decreased demand for our personnel.  If interest rates were to increase, the demand for Energy Services could decline, which could cause a reduction in the use of temporary employees and consultants in the Energy Services industry.  As a result, any significant economic downturn or increase in interest rates could harm our business, financial condition or results of operations, or cause the price of our securities to decline.

We may be exposed to employment-related claims and costs that could harm our business, financial condition or results of operations.

In our Energy Services business, we frequently send consultants or employees into the workplaces of other businesses.  As a result, we are subject to a large number of federal and state regulations relating to employment. This creates a risk of potential claims of discrimination and harassment, violations of health and safety and wage and hour laws, criminal activity and other claims. From time to time we are subject to audit by various state and governmental authorities to determine our compliance with a variety of these regulations. We may have been found to have violated regulations or other regulatory requirements applicable to our operations. We may, from time to time, incur fines and other losses or negative publicity with respect to any such violation. In addition, some or all of these claims may give rise to litigation, which could be time-consuming for our management team, costly and harmful to our business. We currently maintain a policy with a deductible for these claims. We cannot assure you that we will not experience these problems in the future or that our insurance will be sufficient in amount or scope to cover any of these types of liabilities or that we will be able to continue to secure insurance coverage for such events on terms that we find commercially reasonable.

We are continually subject to the risk of new regulation, which could harm our business.

In recent years, a number of bills have been introduced in Congress and various state legislatures any one of which, if enacted, would impose conditions which could harm our Energy Services business. This proposed legislation, much of which is backed by anti-industry groups, has included provisions related to protection of the environment and promoting the rights of temporary employees/consultants.  Additionally, similar legislative efforts in Canada recently resulted in the passage of a new Alberta Royalty Tax, effective January 1, 2009, which could negatively impact Decca.  We may take a role in opposing proposed legislation adverse to our business and in informing policy makers as to the social and economic benefits of our business.  However, we cannot guarantee that any of this legislation will not be enacted, in which demand for our service may suffer.

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

We are required to maintain substantial general liability insurance coverage and to pay workers’ compensation benefits for our temporary and permanent employees. The insurance markets have undergone dramatic changes in recent periods and several insurers are experiencing financial difficulties. These changes have resulted in significantly increased insurance costs and higher deductibles, including those applicable to our workers’ compensation insurance coverage. Under our workers’ compensation insurance program, we maintain insurance, which covers any claims for a particular event above a deductible.  In the event we are not able to obtain workers’ compensation insurance on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations could suffer.

The amount of collateral that we are required to post to support our workers’ compensation obligations may increase, which will reduce the capital we have available to grow and support our operations.

We may be required to maintain cash commitments to secure repayment to our insurance companies of the deductible portion of open workers’ compensation claims, including ongoing workers’ compensation claims related to our Construction Staffing business which we exited in October 2007.  We may have to pledge cash or other assets in order to secure these commitments. We could face difficulties in recovering our collateral from insurers, particularly when those insurers are in financial distress, and we cannot guarantee that our collateral for past claims will be released in a timely manner as we pay down claims. As a result, we expect that the amount of collateral required to secure our commitments to our insurance carriers may increase. We believe that our current sources of liquidity will satisfy our immediate needs for these obligations; however, our currently available sources of collateral for these commitments are limited and we could be required to seek additional sources of capital in the future. These additional sources of financing may not be available on commercially reasonable terms. Even if they are available, these financings could result in dilution of earnings to our existing shareholders.

Our workers’ compensation claims and other liabilities and our allowance for doubtful accounts may be inadequate, and we may incur additional charges if the actual amounts exceed the estimated amounts.

We evaluate the accrual rates for our workers’ compensation claims regularly throughout the year and make adjustments as needed, including ongoing workers’ compensation claims related to our Construction Staffing business which we exited in October 2007.  If the actual cost of such claims and related expenses exceed the amounts estimated, actual losses for these claims may exceed reserves and/or additional reserves may be required.  We also establish an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have also established reserves for contingent legal and regulatory liabilities, based on management’s estimates and judgments of the scope and likelihood of these liabilities. We believe our judgments and estimates are adequate; however if the actual outcome of these matters is less favorable than expected, an adjustment would be charged to expense in the period in which the outcome occurs or the period in which our estimate changes.

Our operations expose us to the risk of litigation, which we try to manage but could lead to significant potential liability.

From time to time we are a party to litigation in the ordinary course of our business. The claimants in certain proceedings could seek class action status which poses higher risk than standard commercial litigation.  We cannot assure you that such litigation will not disrupt our business or impact our financial results, due to the costs of defending against such litigation.  Further, any judgments that may be awarded against us could exceed the level of our insurance coverage and could cause the loss of significant management time devoted to such litigation.

The loss of any of our key personnel could harm our business.

Our future financial performance will depend to a significant extent on our ability to motivate and retain management and other key personnel. Competition for qualified management personnel is intense and we must successfully integrate all new management and other key positions within our organization to achieve our operating objectives. We do not maintain key person life insurance on any of our executive officers nor on the management of our Canadian Energy Services subsidiary, Decca.

Risks of our Exploration & Production Business

As a result of the sales of Tradestar Construction in October 2007 and PEI in March 2008, an increasing percentage of our consolidated revenues are derived from the Exploration & Production business.  Additionally, certain risks of the Exploration & Production business indirectly affect the risks of our Energy Services business which serves customers in the Exploration & Production business.  Shown below are risk factors pertaining to the Exploration & Production business.

Inherent risks of oil and gas business.

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

Drilling and operational hazards.

Drilling of oil and gas wells involves a variety of operating risks, including: blowouts, cratering and explosions; mechanical and equipment problems; uncontrolled flows of oil and gas or well fluids; abnormal pressures; pollution and other environmental risks; and natural disasters.  Any of these events could result in loss of human life, significant damage to property, environmental pollution, impairment of the Company’s oil and gas operations and/or the operations of an Energy Services customer.  Locating pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase these risks.  In accordance with customary industry practice, the Company maintains insurance against some, but not all, of these risks and losses.  The occurrence of any of these events not fully covered by insurance could have a material adverse effect on the Company’s financial position and results of operations.

Risks regarding the price of oil and gas.

The price at which oil and gas can be sold will depend on factors largely beyond the control of the Company including fluctuations in climate (the prices of oil and gas tend to be seasonal and respond to colder or warmer than average seasonal weather), the availability and proximity of adequate pipeline or other transportation facilities, the amount of domestic production and foreign imports of oil and gas, the marketing of competitive fuels and governmental regulations.  If significant price erosion occurs, it could have an adverse impact on the net revenues which the Company will derive, as we do not employ commodity price hedging instruments.  There is a substantial risk that the price of oil and gas could impact the Company’s Exploration & Production operations.

Uncertainty in estimating oil and gas reserves and future net cash flows.

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

Risks of substantial impairment writedowns.

Management’s assumptions used in calculating oil and gas reserves or regarding the future cash flows or fair value of our properties are subject to change in the future. Any change could cause impairment expense to be recorded, impacting our net income or loss and our basis in the related asset. Any change in reserves directly impacts our estimate of future cash flows from the property, as well as the property’s fair value. Additionally, as management’s views related to future prices change, the change will affect the estimate of future net cash flows and the fair value estimates. Changes in either of these amounts will directly impact the calculation of impairment.

We recognized a non-cash impairment adjustment in the carrying value of our oil and gas properties as of September 30, 2007 in the amount of $7,000,000.  This decline in value reflected a continuing downward trend in our field operations during the third quarter of 2007 as well as a lack of financial resources to adequately maintain the value of the properties.  We continue to be financially constrained in the operations of our oil and gas properties, therefore, we can provide no assurances that we will not incur additional operating losses and/or impairment adjustments applicable to our oil and gas properties.

Pollution and environmental matters.

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

Governmental Regulations.

Oil and gas operations in the United States are subject to extensive government regulation and to interruption or termination by governmental authorities on account of ecological and other considerations. Federal and state agencies closely regulate oil and gas production effects on air, water and surface resources.  Furthermore, proposals concerning regulation and taxation of the oil and gas industry are constantly before Congress.  It is impossible to predict future proposals that might be enacted into law and the effect they might have on the Company.  Thus, restrictions on oil and gas activities, such as production restrictions, price controls, tax increases and pollution and environmental controls may have a substantial adverse effect on the Company’s Exploration & Production operations.

Risks Related to Our Common Stock

We do not intend to pay, and are restricted in our ability to pay, dividends on our Common Stock.

We have never declared nor paid cash dividends on our Common Stock.   As of December 31, 2007, we have an accumulated deficit of $5.8 million, therefore, there is no financial ability to pay dividends in the near future.  Even if we were to achieve future profitability, we would intend to retain such earnings and other cash resources, if any, for the operation and maintenance of our business and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.  Payment of any future dividends will be at the discretion of our Board of Directors after taking into account many factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion, if any.  In addition, our current credit facility prohibits us from paying cash dividends on our Common Stock.  Any future dividends may also be restricted by any loan agreements that we may enter into from time to time.

Insiders own a significant amount of our Common Stock giving them influence or control in corporate transactions and other matters.

As of April 7, 2008, members of our Board of Directors and our management team beneficially own approximately 59% of our outstanding shares of Common Stock.  As a result, these stockholders are in a position to significantly influence or control the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of an amendment to our certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. Their control of us may delay or prevent a change of control of us and may adversely affect the voting and other rights of other stockholders.

Our Common Stock may be subject to the Securities Enforcement and Penny Stock Reform Act.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock.  Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our Common Stock, for some period of time, would be defined under that Act as a “penny stock.” As a result, those who trade in our Common Stock may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our Common Stock and would thereby make it unlikely that any liquid trading market would ever result in our Common Stock while the provisions of this Act might be applicable.

Loss of key management personnel.

Upon closing of our sale of PEI on March 11, 2008, our Chief Executive Officer, Richard A. Piske, III, resigned as an officer of the Company.  Our Chairman, Frederick A. Huttner, has assumed Mr. Piske’s former duties as Chief Executive Officer until such time as the Board determines who will ultimately fill the position.  Other key management personnel of the Company have been placed on temporary contract status until a resolution of their duties is likewise determined.  It is presently uncertain what the effect of Mr. Piske’s resignation or the possible loss of other key management personnel could potentially have on the value of our Common Stock.

Item 3. Legal Proceedings.

PEI and Triumph Energy, Inc., a subsidiary in the Exploration & Production segment, are defendants in certain lawsuits involving professional liability arising in the normal course of business.  In the second quarter of 2007, PEI settled a long-standing lawsuit for an amount in excess of the $100,000 insurance deductible.  The Company recorded the deductible payment and the associated settlement costs of approximately $35,000 as an adjustment to the May 2006 purchase price paid for CYMRI/PEI.  With respect to Triumph’s other lawsuits, it is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations.  However, management believes that Triumph has meritorious defenses in each case and is vigorously defending these matters.

A lawsuit was filed in February 2008 against Decca, the Company’s Canadian Energy Services subsidiary, claiming unspecified damages related to work performed by Decca on a well drilled in the U.S. in late 2006, prior to the Company’s acquisition of Decca.  Pursuant to the terms of the stock purchase agreement under which the Company acquired Decca in March 2007, management believes that the Company is indemnified by the prior owners of Decca for any losses that may be sustained as a result of this litigation.  Decca believes that it has a meritorious defense in this case and is vigorously defending this matter.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Since July 2005, our Common Stock has been quoted and traded on the OTC Bulletin Board.  In October 2005, our trading symbol was changed to TDSV.OB and in March 2007, it was changed to STTH.OB.  Because we trade in the OTC Bulletin Board, a shareholder may find it difficult to dispose of or obtain accurate quotations as to price of our Common Stock. In addition, the Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stock and for trades in any stock defined as a penny stock.

On April 7, 2008, a total of 26,556,429 shares of our Common Stock were outstanding and the approximate number of holders of record of our Common Stock at that date was approximately 115.  The following table sets forth the high and low bid prices of our Common Stock for each quarter during the calendar years 2006 and 2007:

	Bid Price
	High	Low
2006
First Quarter	$0.77	$0.36
Second Quarter	$5.00	$0.62
Third Quarter	$2.45	$1.55
Fourth Quarter	$2.20	$1.30
2007
First Quarter	$2.46	$1.40
Second Quarter	$1.70	$1.14
Third Quarter	$1.20	$0.35
Fourth Quarter	$0.35	$0.23

We have never declared nor paid any cash dividends on our Common Stock and do not anticipate declaring any dividends in the foreseeable future.  We expect to retain our cash for the operation and maintenance of our business.  In addition, our senior bank credit facility contains restrictions on the payment of dividends to the holders of our Common Stock.  We have made no repurchases of our Common Stock for the year ended December 31, 2007.

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

Forward-Looking Statements

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as “anticipates,” expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB, and future Annual Reports on Form 10-KSB and any Current Reports on Form 8-K.

Overview and History

Stratum Holdings, Inc. (formerly, Tradestar Services, Inc.) was incorporated in the State of Nevada on September 3, 2003 under the name Frontier Staffing, Inc. We were formed to acquire Tradestar Construction Services, Inc., a New Mexico corporation, which operated as an employment staffing service specializing in the placement of both long-term and short-term skilled and unskilled construction labor to the New Mexico construction market. In January 2004, we acquired Tradestar Construction Services, Inc. in a stock-for-stock exchange. We issued a total of 6,400,000 shares of Common Stock in connection with this transaction.

On July 7, 2004, we filed a registration statement under cover of Form SB-2 with the SEC. This registration statement was declared effective by the SEC on February 10, 2005.  On March 30, 2005, we closed this public offering.  We raised a total of $600,000 and sold a total of 2,000,000 shares of Common Stock.  In October 2005, we changed our name to Tradestar Services, Inc.

On May 23, 2006, we acquired the outstanding common stock of CYMRI Corporation (“CYMRI”) for total consideration of $12.7 million paid in a combination of cash, notes payable and Common Stock.  At the time of the acquisition, CYMRI was engaged in the Exploration & Production business with properties located in Texas and Louisiana while its subsidiary, PEI, performed Energy Services largely for customers in the United States.  The deemed effective date of the CYMRI acquisition for accounting purposes was June 1, 2006.  The effect of including CYMRI’s results of operations in our consolidated financial statements was to decrease net loss for the five months ended May 31, 2007, after giving effect to the purchase accounting adjustments, by approximately $300,000 ($0.01 per share).

On March 2, 2007, we acquired the outstanding capital stock of Decca Consulting, Ltd. (“Decca”) for total consideration of $5.1 million paid in a combination of cash, notes payable and Common Stock.  At the time of the acquisition, Decca provided consulting services for the Canadian energy industry.  The deemed effective date of the Decca acquisition for accounting purposes was March 1, 2007.  The effect of including Decca’s results of operations in our consolidated financial statements since March 1, 2007 was to decrease net loss for the ten months ended December 31, 2007, after giving effect to the purchase accounting adjustments, by $390,000 ($0.02 per share).  In March 2007, we also changed our name to Stratum Holdings, Inc.

On October 26, 2007, we sold substantially all of the assets of Tradestar Construction to a private construction staffing company.  We received cash proceeds of $3.2 million plus a working capital adjustment.  We applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of our Construction Staffing subsidiary under a revolving bank credit agreement in the amount of $1,810,210 and a bank term loan in the amount of $451,920.  We reported a pre-tax gain from the sale of these assets in the fourth quarter of 2007 in the amount of $1,664,000.  Because of the substantial uncertainty existing as of September 30, 2007 that this transaction would be completed, we did not commence treatment of our Construction Staffing business as discontinued operations until the fourth quarter of 2007.

On March 11, 2008, we sold the capital stock of our domestic Energy Services subsidiary, PEI, to Hamilton for a total sales price of $15.0 million.  We applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of PEI under a revolving bank credit agreement in the amount of $3.2 million and unsecured seller debt and other liabilities in the amount of $4.5 million.  We expect to report a pre-tax gain from the sale of PEI in the first quarter of 2008.  We have reported the revenues and expenses of PEI for the period that we owned it in 2006 and 2007 as discontinued operations in the accompanying Consolidated Statement of Operations.  As a result of this sale, we exited from the domestic portion of our Energy Services segment leaving us with the Canadian portion of our Energy Services segment as well as our operations in the Exploration & Production segment.

Results of Operations

The following discussion reflects the revenues and expenses of our retained Canadian Energy Services and Exploration & Production segments as continuing operations while the revenues and expenses of our exited domestic Energy Services and Construction Staffing segments are reported as discontinued operations.

Year ended December 31, 2007 versus year ended December 31, 2006 — Total revenues from continuing operations for the year ended December 31, 2007 were $17,997,000 compared to $2,254,000 for the year ended December 31, 2006.

Revenues from continuing Energy Services for the year ended December 31, 2007 were $14,714,000 compared to zero for the year ended December 31, 2006.  The 2007 amount consists solely of ten months of revenues from Decca, acquired effective March 1, 2007, whereas the only revenues applicable to Energy Services in 2006 were from discontinued operations.  Total billings for continuing Energy Services in the year ended December 31, 2007, exclusive of cost reimbursements, were approximately 10,125 man days at an average billing rate of approximately $1,450 per day.

Revenues from oil and gas sales for the year ended December 31, 2007 were $3,139,000 compared to $2,188,000 for the year ended December 31, 2006.   Included in the 2007 amount were twelve months of revenues from CYMRI’s oil and gas properties, acquired effective June 1, 2006, whereas the 2006 amount included only seven months of revenues from CYMRI’s oil and gas properties.  In the year ended December 31, 2007, revenues from oil production were $2,461,000, reflecting volumes of 38,438 barrels at an average price of $64.03 per barrel, while gas revenues were $678,000, reflecting volumes of 92,268 Mcf at an average price of $7.35 per Mcf.  In the period ended December 31, 2006, revenues from oil production were $1,699,000, reflecting volumes of 25,550 barrels at an average price of $66.50 per barrel, while gas revenues were $489,000, reflecting volumes of 68,140 Mcf at an average price of $7.18 per Mcf.

Costs of continuing Energy Services for the year ended December 31, 2007 were $13,289,000 versus zero for the year ended December 31, 2006.  The 2007 amount consists solely of ten months of costs from Decca, acquired effective March 1, 2007, whereas the only costs applicable to Energy Services in 2006 were from discontinued operations.  Costs of Energy Services for the year ended December 31, 2007 represented approximately 90% of revenues, consistent with the historical percentage experienced by Decca, the Company’s Canadian Energy Services subsidiary.

Lease operating expenses (“LOE”), including production taxes, were $1,429,000 for the year ended December 31, 2007 versus $1,186,000 for the year ended December 31, 2006, representing LOE of CYMRI’s oil and gas production operations, acquired effective June 1, 2006, for a total of twelve months in the 2007 period and seven months in the 2006 period.

Depreciation, depletion and amortization (“DD&A”) expense for the year ended December 31, 2007 was $748,000 versus $742,000 for the year ended December 31, 2006, representing DD&A of CYMRI’s oil and gas production operations, acquired effective June 1, 2006, for a total of twelve months in the 2007 period (after giving effect to impairment expense noted below) and seven months in the 2006 period.

Impairment expense to reduce oil and gas properties to their estimated fair value was $7,000,000 for the year ended December 31, 2007 versus zero for the year ended December 31, 2006.  As of September 30, 2007, the Company recognized a non-cash impairment adjustment in the carrying value of its oil and gas properties in the amount of $7,000,000.  This decline in value reflected a continuing downward trend in the Company’s field operations during the third quarter of 2007 as well as a lack of financial resources to adequately maintain the value of the properties.

Workover expenses for the year ended December 31, 2007 were $652,000 versus $526,000 for the year ended December 31, 2006, representing workovers on CYMRI’s South Texas oil and gas properties, acquired effective June 1, 2006, for a total of twelve months in the 2007 period and seven months in the 2006 period.

Selling, general and administrative (“SG&A”) expenses attributable to continuing operations for the year ended December 31, 2007 were $3,676,000 compared to $1,038,000 for the year ended December 31, 2006.  This increase reflected SG&A expenses applicable to Decca’s Canadian Energy Services operations, acquired effective March 1, 2007, for a total of ten months in 2007 and CYMRI’s Exploration & Production operations, acquired effective June 1, 2006, for a total of twelve months in 2007, whereas the 2006 period included only seven months of SG&A expenses from CYMRI’s Exploration & Production operations.

Interest expense attributable to continuing operations for the year ended December 31, 2007 was $1,564,000 versus $772,000 for the year ended December 31, 2006.  This substantial increase reflects interest expense on long term debt applicable to Decca’s Canadian Energy Services operations, acquired effective March 1, 2007, for a total of ten months in 2007 and CYMRI’s Exploration & Production operations, acquired effective June 1, 2006, for a total of twelve months in 2007, whereas the 2006 period included only seven months of SG&A expenses from CYMRI’s Exploration & Production operations.

Income taxes attributable to continuing operations were a benefit of $3,522,000 and $683,000 for the years ended December 31, 2007 and 2006, respectively, and reflect a benefit rate of 34% on a pre-tax net loss of $10,361,000 in the year ended December 31, 2007.

Income from discontinued Construction Staffing operations, net of income taxes, was $1,338,000 for the year ended December 31, 2007 versus $381,000 for the year ended December 31, 2006.  As further described in Note 4 of the Consolidated Financial Statements, we sold substantially all of the assets of Tradestar Construction to a private construction staffing company in October 2007.  The results of operations of our Construction Staffing business, including the pre-tax gain of $1,664,000 realized on the sale, have been classified as discontinued operations in the Consolidated Statement of Operations, net of income tax expense at a 34% rate.

Income from discontinued Energy Services operations, net of income taxes, was $1,259,000 for the year ended December 31, 2007 versus $713,000 for the year ended December 31, 2006.  As further described in Note 4 of the Consolidated Financial Statements, we sold the capital stock of our domestic Energy Services subsidiary, PEI, to Hamilton in March 2008.  The results of operations of our domestic Energy Services business have been classified as discontinued operations in the Consolidated Statement of Operations, net of income tax expense at a 34% rate.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities from continuing operations for the year ended December 31, 2007 was $2,239,000 compared to $842,000 for the year ended December 31, 2006.  This increase was generally due to higher SG&A expenses and interest expense resulting from the acquisition of CYMRI being reported for twelve months in 2007 whereas only seven months of such expenses from CYMRI’s acquired operations was reflected in cash flow from operating activities for the year ended December 31, 2006.  Net cash provided in operating activities from discontinued operations for the year ended December 31, 2007 was $4,258,000 compared to net cash used in operating activities in the amount of $2,054,000 for the year ended December 31, 2006.  This increase was primarily due to changes in relative timing between the accrual and payment of accounts receivable and accounts payable associated with discontinued operations.

Investing activities. Net cash used in investing activities from continuing operations for the year ended December 31, 2007 was $372,000 compared to $2,286,000 for the year ended December 31, 2006.  This decrease was generally due to the $2,000,000 cash portion of the purchase price paid for the acquisition of CYMRI in May 2006.  Net cash used in investing activities from discontinued operations for the year ended December 31, 2007 was $286,000 compared to $415,000 for the year ended December 31, 2006, a difference which is not considered significant.

Financing activities. Net cash used in financing activities from continuing operations for the year ended December 31, 2007 was $1,676,000 compared to net cash provided in financing activities of $1,210,000 for the year ended December 31, 2006.  This decrease in cash flows was generally due to net long term debt payments associated with continuing operations in 2007.  Net cash provided in financing activities from discontinued operations for the year ended December 31, 2007 was $293,000 compared to $3,888,000 for the year ended December 31, 2006.  This decrease was primarily due to net long term debt borrowings associated with discontinued operations in 2006.

With the completion of our sales of Tradestar Construction in October 2007 and PEI in March 2008, our primary ongoing capital expenditures are in the Exploration & Production segment.  Generally speaking, the Exploration & Production business can be highly capital intensive.  In this business, expenditures for the drilling and equipping of oil and gas wells are typically required to maintain or increase existing production levels and production often declines in a relatively short period of time if maintenance capital is not invested timely.  Further, acquisitions of additional lease acreage are often needed to drill new oil and gas wells.  As is the case with most companies with oil and gas producing operations, the Company attempts to finance its capital expenditure requirements through a combination of cash flow from operations and secured bank borrowings.

Notwithstanding the sales of Tradestar Construction in October 2007 and PEI in March 2008, we have remaining long term debt obligations (see Note 5, “Long Term Debt”).  A substantial portion of our long term debt is in the form of a bank credit facility secured by our producing oil and gas properties.  Borrowings under the bank credit agreement are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  The terms of the bank credit agreement require CYMRI to maintain certain financial covenants regarding working capital ratio, interest coverage level, the ratio of loan balance to loan balance plus stockholders’ equity, and the non-payment of dividends, for which the Company has received certain forbearances from the bank since the second quarter of 2007.  The bank credit agreement expired on November 30, 2007, however, the bank agreed to extend the terms of the credit agreement through March 31, 2008.  The Company continued to make monthly payments of $115,000 principal plus accrued interest since November 30, 2007, accordingly, the outstanding balance of the debt as of December 31, 2007 was $4,955,000.  Pursuant to the terms of the extended bank credit agreement, the Company made an additional principal payment of $1,948,468 in March 2008 using a portion of the proceeds from the sale of PEI reducing the outstanding balance to $2,750,000 at March 31, 2008.  In March 2008, the bank agreed to further extend the maturity of the debt to January 1, 2009, with the requirement that the Company continue to make monthly payments of $115,000 principal plus accrued interest.

We also have a second bank credit agreement, which was secured by accounts receivable of both our Construction Staffing and our domestic and Canadian Energy Services businesses through October 2007.  Borrowings under that revolving bank credit agreement were substantially reduced in the sales of our Construction Staffing and domestic Energy Services businesses in October 2007 and March 2008, respectively, as more fully described in Note 5, “Long Term Debt.”

The following table sets forth the contractual obligations under our long-term debt and operating lease agreements as of December 31, 2007, including amounts subsequently repaid or extinguished in the sale of  PEI in March 2008 (in thousands):

	Payments Due By Period
	Total	2008	2009-2010	2011-2012	After 2012
Long-term debt	$19,558	$6,581	$12,315	$662	$—
Interest on long-term debt	2,821	1,611	1,118	92	—
Operating leases for office space	1,199	333	621	245	—
Total	$23,578	$8,525	$14,054	$999	$—

To meet short term liquidity needs following the CYMRI acquisition, the Company commenced a private offering of shares of Common Stock and Warrants to a group of Accredited Investors in October 2006.  In the fourth quarter of 2006, the Company sold a total of 314,286 shares of Common Stock to Accredited Investors at $1.75 per share for gross proceeds of $550,000 and issued one year Warrants to such Investors to purchase an additional 314,286 shares of its Common Stock at $2.50 per share.   In the first quarter of 2007, the Company sold a total of 385,714 shares of Common Stock to Accredited Investors at $1.75 per share for gross proceeds of $675,000 and issued one year Warrants to such Investors to purchase an additional 385,714 shares of its Common Stock at $2.50 per share.

Strategic Plans

The Company has reported substantial consolidated operating losses and working capital deficits since completing the acquisitions of CYMRI/PEI in May 2006 and Decca in March 2007.  In order to address its liquidity needs, the Company’s Board of Directors authorized Management in July 2007 to pursue a range of alternative actions including the sale of one or more of the Company’s operating assets or businesses.  This decision by the Board of Directors ultimately led the Company to seek the sales of: (a) Tradestar Construction to a private construction staffing company in October 2007; and (b) PEI to an affiliate of Hamilton in March 2008.  Additionally, the Company has granted Hamilton a three month, non-binding option to acquire Decca through June 9, 2008.  The Company is also considering a possible sale of its Exploration & Production business and the effective liquidation of its remaining business operations, however, there is no firm commitment to sell the Exploration & Production business.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which establishes new disclosure requirements for derivative instruments and hedging activities.  We do not engage in hedging activities, therefore, we do not expect the adoption of SFAS 161 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and the deconsolidation of a subsidiary.  SFAS 160, as well as a companion revision of SFAS 141, are effective for fiscal years beginning after December 15, 2008.  We do not expect the adoption of SFAS 160, or the revision of SFAS 141, to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 “ (“SFAS 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires companies to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet.  SFAS 158 is effective for fiscal years ending after December 15, 2006.  The adoption of SFAS 158 has not had a material effect on us since we have no defined benefit plans.

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

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 has not had a material effect on our consolidated financial statements.

Critical Accounting Policies and Estimates

As a result of the sales of Tradestar Construction in October 2007 and PEI in March 2008, our remaining business operations are in the Canadian Energy Services and Exploration & Production segments.  Shown below are the critical accounting policies pertaining to those businesses.

Recognition of Revenues and Costs of Services

In our ongoing Energy Services business as well as in our recently exited Construction Staffing business, revenues consist of daily or hourly charges billed to customers for the services of employees or consultants assigned to worksites.  Gross billings are rendered semi-monthly or weekly and are recognized at the time services are provided to customers.  Direct costs of services include compensation paid to worksite employees or consultants, any related payroll taxes, benefits and workers’ compensation insurance.  Costs of services are recognized when incurred based on days or hours worked by worksite employees or consultants.

Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent”, establishes criteria for recognizing revenues on a gross or net basis. The Company is the primary obligor in its transactions, has responsibility for fulfillment, including the acceptability of services ordered and purchased by customers. In addition, the Company has all credit risk, retains substantially all risk and rewards of the services rendered, has sole discretion in staffing engagements and setting the billing rates of its employees. Accordingly, the Company records all transactions at the gross revenue amount billed, consistent with the provisions of EITF 99-19.

Allowance for Doubtful Accounts

In our ongoing Energy Services business as well as in our recently exited Construction Staffing business, the determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customer payment history and current credit worthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, those uncertainties require us to make frequent judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customers will not be able to make the required payments at either contractual due dates or in the future. We believe that our allowance for doubtful accounts is adequate to cover anticipated losses under current conditions, however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.

Full Cost Accounting for Oil and Gas Properties

In our Exploration & Production business, we have adopted certain accounting policies with respect to the oil and gas properties acquired from CYMRI in May 2006.  The most significant of these policies relates to the “full cost” method of accounting for oil and gas properties.  Under full cost accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.  Other significant features of full cost accounting are as follows:

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

•                  Sales of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.  Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

In our Exploration & Production business, there is also a significant degree of complexity in our accounting for income taxes due to substantial differences between the financial accounting and tax treatments for certain oil and gas property expenditures.

Item 7. Financial Statements.

The required financial statements are included in this report as set forth in the “Index to Consolidated Financial Statements” on page 29.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

As of the date of this report, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, defined in Exchange Act Rule 13a-15(e) or 15d-15(e), as of December 31, 2007.  Based on their evaluation of our disclosure controls and procedures, required by Exchange Act Rule 13a-15 or 15d-15, they have concluded that our disclosure controls and procedures are effective in timely alerting each of them to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report. Nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Internal Control over Financial Reporting

In connection with the evaluation of our disclosure controls and procedures, required by Exchange Act Rule 13a-15 or 15d-15, there were no changes identified in our internal control over financial reporting occurring in the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company’s Senior Vice President-Finance has indicated his intention to resign from his full time position with the Company in April 2008, although he may continue to provide contract services to the Company on a temporary basis for a relatively short time frame.  The Company does not expect to replace the Senior Vice President-Finance on a full time basis due to the fact that the Company is reducing its corporate overhead expenses following the sale of PEI to Hamilton in March 2008.  Additionally, it is possible that the Company’s Chief Financial Officer may resign from his full time position with the Company, however, he is subject to a severance agreement that incentivizes him to remain with the Company through at least May 15, 2008.  At the present time, it is uncertain whether the Chief Financial Officer will elect to leave the Company at that time and, if so, what measures the Company would undertake to replace him.

Item 8A(T). Controls and Procedures.

As a non-accelerated filer, the Company was expected to meet the management reporting provisions of Section 404 of the Sarbanes Oxley Act for the year ended December 31, 2007.  However, due to the sales of Tradestar Construction in October 2007 and PEI in March 2008, the Company exited a substantial portion of its business operations leaving the smaller of two components of its core Energy Services business and its previously non-core Exploration & Production business.  In anticipation of these sales, the Company elected not to undertake the in-depth procedures needed in order to meet the management reporting provisions of Section 404 of the Sarbanes Oxley Act for the year ended December 31, 2007.  At the present time, the Company has granted an option for the sale of its Canadian Energy Services business and is considering a possible sale of its Exploration & Production business and the effective liquidation of its remaining business operations.  However, the Company has no firm commitment to sell these businesses.  If a sale of the Company’s remaining businesses is not anticipated to be completed by December 31, 2008, the Company will undertake the necessary procedures to meet the management reporting provisions of Section 404 of the Sarbanes Oxley Act for the year ended December 31, 2008.

Item 8B. Other Information.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth our Directors and Executive Officers, their ages and positions held with us as of April 7, 2008:

Name	Age	Position
Frederick A. Huttner	62	Chairman of the Board of Directors
D. Hughes Watler, Jr.	59	Chief Financial Officer
Kenneth L. Thomas	60	Senior Vice President-Finance
Larry M. Wright	63	Chief Executive Officer of CYMRI & Decca and Director
Robert G. Wonish	54	Vice President of CYMRI and Director
Michael W. Hopkins	60	Vice President of CYMRI and Director
Richard A. Piske, III	59	Director
Jesse R. Marion	52	Director
David B. Russell	58	Director

Frederick A. Huttner was the President and a Director of our Company at inception in September 2003.  In January 2004, he became Secretary-Treasurer and Chief Financial Officer and, on May 23, 2006, he was elected Chairman and Chief Executive Officer (he resigned as CEO in February 2007 but has served as interim CEO since March 11, 2008).  Since 1994, he has served as Chairman and President of Huttner and Company, a private consulting firm which presently offers business consulting services on a limited basis to entrepreneurial growth companies.  From 2000 to 2002, he was a principal of Innovation Growth Partners, LLC, a private consulting firm which had acquired Huttner and Company during this period. Also from 2000 until 2002, he was a director of Intercom Systems, Inc., a public company originally organized to develop measuring devices in the telecommunications industry.  He received a bachelor’s degree from New York University.

D. Hughes Watler, Jr. was elected Chief Financial Officer in February 2007 after initially joining the Company as Vice President-Capital Markets in September 2006.  He previously served as Senior Vice President & Chief Financial Officer of Goodrich Petroleum Corporation (NYSE: GDP) from March 2003 to May 2006 and as a financial officer of several other public and private energy companies.  He was formerly an audit partner with Price Waterhouse LLP.

Kenneth L. Thomas was elected Senior Vice President-Finance in February 2007 after serving as Chief Financial Officer from May 2006 to February 2007.  He is resigning from the Company in April 2008.  Mr. Thomas joined PEI as Chief Financial Officer in 2003, becoming Chief Financial Officer of CYMRI upon its acquisition of PEI in 2004, and Chief Financial Officer of the Company upon its acquisition of CYMRI on May 23, 2006.  He previously served as Vice President & Controller of PANACO, Inc., a public oil and gas company, and held various financial management positions with other energy companies.

Larry M. Wright was elected to our Board of Directors on May 23, 2006.  He is the Chief Executive Officer of both CYMRI and Decca and was the Chief Executive Officer of PEI at the time that it was sold to Hamilton in March 2008.  Mr. Wright founded CYMRI and served as its Chief Executive Officer from its inception in 2002.  He previously co-founded and served as Chief Executive Officer of PANACO, Inc., a public oil and gas company.  Mr. Wright resigned from PANACO, Inc. in September 2000 and that company subsequently filed a bankruptcy petition in July 2002.  He began his career in the oil and gas industry with UNOCAL in 1966.

Robert G. Wonish was elected to our Board of Directors on May 23, 2006.  He is a Vice President of CYMRI and served as President of PEI from July 2007 until that subsidiary was sold to Hamilton in March 2008.  Mr. Wonish joined CYMRI as a co-founder in 2002.  He previously achieved positions of increasing responsibility with PANACO, Inc., a public oil and gas company, ultimately serving as that company’s President and Chief Operating Officer.  Mr. Wonish resigned from PANACO, Inc. in June 2002 and that company subsequently filed a bankruptcy petition in July 2002.  He began his engineering career at Amoco in 1975 and joined PANACO’s engineering staff in 1992.  He is a member of the Board of Directors of Enerjex Resources Inc. (OTC: EJXR.OB).

Michael W. Hopkins was elected to our Board of Directors in September 2006.  He is a Vice President of CYMRI and served as a Vice President of PEI from January 2005 until that subsidiary was sold to Hamilton in March 2008.  Mr. Hopkins’ primary responsibilities at PEI were in the areas of business development and sales.  He was previously employed by Crosstex Energy L.P. and other oilfield service companies with operations in Louisiana, Mississippi, and Texas.

Richard A. Piske, III has been a Director since January 2004 and was elected Chief Executive Officer in February 2007 resigning from that position in March 2008.  From October 2003 to December 2006, he served as Vice President/General Manager of Kelly FedSecure, a division of Kelly Services, a public international staffing firm.  From September 2002 to August 2003, he was Senior Vice President and General Manager, Western Division, of Comsys, Inc. a nationwide public information technology staffing company.  From May 2002 to September 2002, he was President and Chief Operating Officer of Talent Tree, Inc., a nationwide private commercial staffing company. He previously served as Chairman/CEO of The Fedsecure Group, a start-up professional staffing company; President/COO of Tradesource, Inc., a nationwide private staffing service; and President of Olsten Staffing Services and EVP of Olsten Corporation, a public international staffing company.

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

David B. Russell was elected to our Board of Directors on May 10, 2007.  He is a Registered Petroleum Geologist and is the President of McGowan Working Interest Partners, a privately-owned oil and gas company located in Jackson, Mississippi.  Mr. Russell has a B.S. degree in Geology from Millsaps College.

Corporate Governance

In conjunction with the Company’s acquisition of CYMRI in May 2006, and the addition of new Board members, we formally established an Audit Committee.  The Audit Committee is generally responsible for overseeing the quality of the Company’s accounting policies and financial reporting practices as well as the engagement of our independent registered public accounting firm.  The members of this Committee are Messrs. Marion and Russell, and they are considered “independent” Board members.  The Audit Committee has adopted a Charter and held four quarterly meetings in the year ended December 31, 2007.

The Board of Directors and our management strive to perform and fulfill their respective duties and obligations in a responsible and ethical manner. The Company has not formally adopted a code of ethics, however, the Company will consider the adoption of a code of ethics at a future date.

Compliance with Section 16(a) of the Exchange Act

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during the year fiscal ended December 31, 2007.  The Company is not aware of any such persons who have not filed timely reports required by Section 16(a) of the Exchange Act for the year ended December 31, 2007.

Item 10. Executive Compensation

The following table summarizes certain information with respect to the compensation earned by the Company’s executive officers for services rendered in all capacities during the years indicated.

Summary Compensation Table

				Securities	Other Compensation
	Fiscal	Annual Compensation		Underlying	Auto	Housing
Name and Principal Position	Year	Salary	Bonus	Options	Allowance	Allowance
Frederick A. Huttner	2007	$126,000(1)	$—	—	$4,200	$9,000
Chairman	2006	145,904	—	—	4,200	9,000

Richard A. Piske, III	2007	$180,000(2)	$7,500	400,000(3)	$8,400	$13,140
Chief Executive Officer

Clarence J. Downs	2006	$25,000(4)	$—	—	$—	$—
Chief Executive Officer	2005	50,000(4)	—	—	—	—

D. Hughes Watler, Jr.	2007	$135,938	$5,729	—	$—	$—
Chief Financial Officer	2006	36,458(5)	5,208	50,000(3)	—	—

Kenneth L. Thomas	2007	$141,886	$5,729	—	$—	$—
Senior Vice President	2006	70,000(5)	5,208	60,000(3)	—	—

(1)          Mr. Huttner received an annual salary of $150,000 as Chairman & Chief Executive Officer from May 2006 through June 2007.  His duties as CEO formally ceased upon the election of Mr. Piske as CEO in February 2007, although he has served as interim CEO since Mr. Piske’s resignation in March 2008 (see 2. below).  Mr. Huttner’s annual salary as Chairman was reduced to $102,000, effective July 1, 2007.

(2)          Mr. Piske was elected Chief Executive Officer in February 2007, and was compensated at an annual salary of $180,000, effective January 1, 2007.  He resigned as Chief Executive Officer upon the sale of PEI to Hamilton on March 11, 2008.

(3)          Stock options granted to Mr. Piske in 2007 and to Messrs. Watler and Thomas in 2006 were approved by the Compensation Committee of the Board of Directors, have an exercise price of $2.10 per share, and are exercisable over a three year vesting period.  Based upon the year-end closing price of the Company’s common stock, these stock options have no “in the money” value as of December 31, 2007.

(4)          Mr. Downs was not paid any salary for full-time services rendered prior to his resignation in July 2006.  The value of his services was estimated at $12,500 per quarter through the second quarter of 2006 and such amounts were recorded as an expense and a contribution to capital in the respective periods.

(5)          Mr. Watler joined the Company in September 2006 and Mr. Thomas joined the Company in May 2006 upon the acquisition of CYMRI.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as to the shares of Common Stock beneficially owned as of April 7, 2008 by (i) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (ii) each Director; (iii) each Executive Officer; and (iv) all of our Directors and Executive Officers as a group.  Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of Common Stock shown as beneficially owned by them.

	Beneficial Ownership
Directors and Executive Officers	Amount	Percent
Michael W. Hopkins (1)	4,103,883	15.3
Robert G. Wonish (2)	3,733,500	14.1
Frederick A. Huttner (3)	3,402,500	12.8
Larry M. Wright (4)	2,245,857	8.4
Richard A. Piske, III (5)	1,702,857	6.3
David B. Russell (6)	727,054	2.7
Kenneth L. Thomas (7)	420,000	1.6
Jesse R. Marion (8)	138,665		*
D. Hughes Watler, Jr. (9)	36,667		*
Directors and Executive Officers as a Group (9 persons) (10)	15,368,126	58.8

Other 5% Beneficial Owners
Clarence J. Downs (11)	3,329,200	12.5
Franklin M. Cantrell, Jr. (12)	2,612,449	9.8

*                 Less than 1%

(1)          Includes the following securities: (a) 3,895,669 shares of Common Stock held by Mr. Hopkins on his own behalf; and (b) currently vested warrants to purchase a total of 208,214 shares of Common Stock.  Mr. Hopkins was named Vice President — Business Development of CYMRI on May 23, 2006, and was subsequently elected to the Board of Directors.

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

(4)          Includes the following securities: (a) 2,014,000 shares of Common Stock held by Mr. Wright on his own behalf; and (b) currently vested warrants to purchase a total of 231,857 shares of Common Stock.  Mr. Wright was elected as one of the Company’s Directors on May 23, 2006.

(5)          Includes the following securities: (a) 1,242,857 shares of Common Stock held by Mr. Piske on his own behalf, of which 1,142,857 shares were issued in March 2008 pursuant to a severance agreement; and (b) currently vested options to purchase a total of 460,000 shares of Common Stock.  Mr. Piske was elected as Chief Executive Officer in February 2007 and resigned in March 2008.

(6)          Includes the following securities: (a) 384,197 shares of Common Stock held by Mr. Russell on his own behalf; and (b) currently vested warrants to purchase a total of 342,857 shares of Common Stock.  Mr. Russell was elected as one of the Company’s Directors on May 10, 2007.

(7)          Includes the following securities: (a) 200,000 shares of Common Stock held by Mr. Thomas on his own behalf; (b) currently vested warrants to purchase a total of 200,000 shares of Common Stock; and (c) currently vested options to purchase a total of 20,000 shares of Common Stock.  Mr. Thomas was elected as the Company’s Senior Vice President-Finance in February 2007.

(8)          Includes the following securities: (a) 83,332 shares of Common Stock held by Mr. Marion on his own behalf; (b) 17,000 shares of Common Stock held by Millennium Seismic, Ltd., a company owned by Mr. Marion; (c) currently vested warrants to purchase a total of 5,000 shares of Common Stock; and (d) currently vested options to purchase a total of 33,333 shares of Common Stock.  Mr. Marion was elected as one of the Company’s Directors on May 23, 2006.

(9)          Includes the following securities: (a) 20,000 shares of Common Stock held by Mr. Watler on his own behalf; and (b) currently vested options to purchase a total of 16,667 shares of Common Stock.  Mr. Watler was elected as the Company’s Chief Financial Officer in February 2007.

(10)    The number of shares of Common Stock beneficially owned by all Executive Officers and Directors as a group includes currently vested warrants to purchase a total of 1,010,428 shares of Common Stock and currently vested options to purchase a total of 530,000 shares of Common Stock.

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

Item 12. Certain Relationships and Related Transactions, and Director Independence.

In the year ended December 31, 2007, the Company received net stockholder advances in the amount of $417,000.  Such unsecured advances accrue interest at the rate 10% per annum and are generally due in May 2009.  A portion of Mr. Downs’ advance was reduced in December 2006 as a result of his agreement to reimburse the Company for penalties and interest associated with unpaid payroll taxes during his tenure as President and Chief Executive Officer of the Company.

In May 2007, the holders of certain notes payable issued by the Company in the May 2006 acquisition of CYMRI agreed to extend the maturity of their notes by one year from May 2007 to May 2008.  In exchange for the note extensions, the Company granted warrants to the noteholders to purchase shares of Common Stock, exercisable at $2.10 per share, for a three year period.  Messrs. Hopkins and Wright extended their notes under this arrangement and received warrants to purchase 59,524 shares and 71,429 shares, respectively.

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

Two of our Board of Directors, Messrs. Marion and Russell, are considered to be “independent” (as that term is defined by The Nasdaq Stock Market) and have no role in the day-to-day management of the Company.

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
10.1

Agreement and Plan of Merger, dated March 23, 2006 by and among Tradestar Services, Inc., Tradestar Acquisition Sub, L.L.C., The Cymri Corporation, Larry M. Wright, Franklin M. Cantrell, Jr., Robert G. Wonish and Michael W. Hopkins(a)

10.2	Pledge and Security Agreement, dated May 23, 2006, by and among Tradestar Services, Inc., Larry M. Wright and Franklin M. Cantrell, Jr.(a)
10.3

Assumption and Indemnification Agreement, dated May 23, 2006, by Tradestar Services, Inc., Tradestar Acquisition Sub, L.L.C., The Cymri Corporation, and Larry M. Wright, Robert G. Wonish and Franklin M. Cantrell, Jr.(a)

10.4	Employment Agreement, effective June 1, 2006, by and among Tradestar Services, Inc., CYMRI, L.L.C. and Larry M. Wright(a)
10.5	Registration Rights Agreement, dated May 23, 2006, Tradestar Services, Inc., Larry M. Wright, Franklin M. Cantrell, Jr., Michael W. Hopkins and Robert G. Wonish(a)
10.6.1	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated May 23, 2006, by and between Tradestar Services, Inc. and Franklin M. Cantrell, Jr.(a)
10.6.2	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated May 23, 2006, by and between Tradestar Services, Inc. and Michael W. Hopkins(a)
10.6.3	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated May 23, 2006, by and between Tradestar Services, Inc. and Robert G. Wonish(a)
10.7.1	Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of Larry M. Wright in the original principal amount of $1,500,000(a)
10.7.2	Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor Franklin M. Cantrell, Jr. in original principal amount $1,575,000(a)
10.7.3	Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc.in favor of Frederick A. Huttner in the original principal amount of $50,000(a)
10.7.4	Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of Sanders Opportunity Fund, LP in the original principal amount of $116,600(a)
10.7.5	Unsecured Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of Sanders Opportunity Fund Institutional in the original principal amount of $383,400(a)
10.7.6	Unsecured Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of Michael Hopkins in the original principal amount of $250,000(a)
10.7.7	Unsecured Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of Michael Hopkins in the original principal amount of $1,000,000(a)
10.7.8	Unsecured Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of SEP FBO Frederick A. Huttner Pershing LLC as Custodian in the original principal amount of $50,000(a)
10.7.9	Unsecured Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of Pershing LLC Custodian FBO Sheryl A. Huttner IRA in the original principal amount of $100,000(a)
10.7.10	Unsecured Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of Clarence Downs in the original principal amount of $300,000(a)
10.8.1	Warrant, dated May 23, 2006, to purchase 160,428 shares of common stock issued to Larry M. Wright(a)
10.8.2	Warrant, dated May 23, 2006, to purchase 168,449 shares of common stock issued to Franklin M. Cantrell, Jr.(a)
10.8.3	Warrant, dated May 23, 2006, to purchase 100,000 shares of common stock issued to Alvin Bellaire, Jr.(a)

10.8.4	Warrant, dated May 23, 2006, to purchase 100,000 shares of common stock issued to C.F. (“Skip”) Kimball, III(a)
10.8.5	Warrant, dated May 23, 2006, to purchase 100,000 shares issued to Don E. Claxton(a)
10.8.6	Warrant, dated May 23, 2006, to purchase 200,000 shares of common stock issued to Kenneth Thomas(a)
10.8.7	Warrant, dated May 23, 2006, to purchase 120,000 shares of common stock issued to Cloyses Partners, LLC(a)
10.8.8	Warrant, dated May 23, 2006, to purchase 53,476 shares of common stock issued to Sanders Morris Harris(a)
10.8.9	Warrant, dated May 23, 2006, to purchase 133,690 shares of common stock issued to Michael W. Hopkins(a)
10.9

Revolving Note, dated May 23, 2006, made by Tradestar Construction Services, Inc. and Petroleum Engineers, Inc. in favor of Wells Fargo Bank, National Association in the original principal amount of $5,000,000(a)

10.10	Security Agreement, dated May 23, 2006, by and between Tradestar Services, Inc. and Wells Fargo Bank, National Association(a)
10.11	Credit and Security Agreement, dated May 23, 2006, by and among Tradestar Construction Services, Inc., Petroleum Engineers, Inc. and Wells Fargo Bank, National Association(a)
10.12	Guaranty by Corporation, dated May 23, 2006, made by Tradestar Services, Inc. in favor of Wells Fargo Bank, National Association(a)
10.13

First Amendment to Amended and Restated Credit Agreement, dated May 22, 2006, by and among The Cymri Corporation, Triumph Energy, Inc., Petroleum Engineers, Inc., Sterling Bank and Tradestar Acquisition Sub, L.L.C.(a)

10.14	Promissory Note, dated May 23, 2006, made by CYMRI, L.L.C. and Triumph Energy, Inc. in favor of Sterling Bank in the original principal amount of $20,000,000(a)
10.15

Amended and Restated Credit Agreement, dated December 3, 2004, by and among The Cymri Corporation, Triumph Energy, Inc., Petroleum Engineers, Inc., Petroleum Engineers International, Inc. and Sterling Bank(a)

10.16	Letter Agreement, dated February 28, 2007, by and among Tradestar Services, Inc., 383210 Alberta Ltd., Dave Hunter Resources Inc., Barry Ahearn and Dave Hunter(b)
10.17

Amended and Restated Stock Purchase Agreement, dated March 2, 2007, by and among Tradestar Services, Inc., 1297181 Alberta Ltd., 383210 Alberta Ltd., Dave Hunter Resources Inc., Barry Ahearn and Dave Hunter(b)

10.18	Registration Rights Agreement, dated March 2, 2007, by and among Tradestar Services, Inc., 383210 Alberta Ltd. and Dave Hunter Resources Inc.(b)
10.19	Pledge and Security Agreement, dated March 2, 2007, by and among Tradestar Services, Inc., 383210 Alberta Ltd. and Dave Hunter Resources Inc.(b)
10.20.1	Decca Promissory Note No. 1, dated March 2, 2007, made by Tradestar Services, Inc. in favor of 383210 Alberta Ltd. in the original principal amount of Cdn $725,000(b)
10.20.2	Decca Promissory Note No. 2, dated March 2, 2007, made by Tradestar Services, Inc. in favor Dave Hunter Resources Inc. in original principal amount Cdn $725,000(b)
10.21.1	Warrant, dated March 2, 2007, to purchase 100,000 shares of common stock of Tradestar Services, Inc. issued to 383210 Alberta Ltd.(b)
10.21.2	Warrant, dated March 2, 2007, to purchase 100,000 shares of common stock of Tradestar Services, Inc. issued to Dave Hunter Resources Inc.(b)
10.22	First Amendment to Credit and Security Agreement, dated March 2, 2007, by and among Tradestar Construction Services, Inc., Petroleum Engineers, Inc. and Wells Fargo Bank, National Association(b)
10.23

Amended and Restated Revolving Note, dated March 2, 2007, made by Tradestar Construction Services, Inc. and Petroleum Engineers, Inc. in favor of Wells Fargo Bank, National Association in the original principal amount of $7,000,000(b)

10.24

Structural Overadvance Note, dated March 2, 2007, made by Tradestar Construction Services, Inc. and Petroleum Engineers, Inc. in favor of Wells Fargo Bank, National Association in the original principal amount of $1,500,000 (b)

10.25	Securities Purchase Agreement dated as of March 11, 2008, by and among Hamilton Acquisition, Inc., Stratum Holdings, Inc. and CYMRI, L.L.C.(c)
10.26	Escrow Agreement dated as of March 11, 2008, by and among Hamilton Acquisition, Inc., Stratum Holdings, Inc. and U.S. Bank National Association(c)
10.27	Option Agreement dated as of March 11, 2008, by and among Stratum Holdings, Inc., Decca Consulting Ltd., and Hamilton Acquisition, Inc. (c)

10.28	Transition Services Agreement dated as of March 11, 2008, by and among Petroleum Engineers, Inc., Stratum Holdings, Inc., CYMRI, L.L.C. and Triumph Energy, Inc. (c)
10.29.1	Severance Agreement, dated March 11, 2008 between Stratum Holdings, Inc. and Richard A. Piske, III(c)
10.29.2	Letter agreement, dated March 3, 2008 between Stratum Holdings, Inc. and D. Hughes Watler, Jr.(c)
10.29.3	Letter agreement, dated March 3, 2008 between Stratum Holdings, Inc. and Kenneth L. Thomas(c)
10.30	Fifth Amendment to Amended and Restated Credit Agreement, dated March 31, 2008, by and among CYMRI, L.L.C., Tradestar Acquisition Sub, L.L.C., Triumph Energy, Inc. and Sterling Bank.
21.1	Subsidiaries of the Registrant Stratum Construction Services, Inc. (New Mexico) CYMRI, L.L.C. (Nevada) Triumph Energy, Inc. (Louisiana) Decca Consulting, Ltd. (Alberta)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)          Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed May 30, 2006.

(b)         Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed March 8, 2007.

(c)          Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed March 14, 2008.

Item 14:  Principal Accountant Fees and Services.

In July 2006, the Board of Directors approved the appointment of PMB Helin Donovan, LLP to serve as our independent registered public accounting firm.  The following table presents fees for professional audit services rendered by PMB Helin Donovan, LLP for the years ended December 31, 2007 and 2006 in their audits of our annual financial statements as well as their fees billed for other services rendered.

	2007	2006
Audit Fees	$178,500	$65,000
Audit-related Fees	30,223	42,650
Tax Fees	57,110	—
Other Fees	—	—
	$265,833	$107,650

Audit-related fees for the year ended December 31, 2007 largely relate to the audit of Decca’s financial statements in conjunction with our acquisition of that company, which was completed in March 2007.

Audit-related fees for the year ended December 31, 2006 relate to the audit of CYMRI’s financial statements in conjunction with our acquisition of that company in May 2006 as well as preliminary audit work on the financial statements of Decca.

STRATUM HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Stratum Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Stratum Holdings, Inc. as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratum Holdings, Inc. at December 31, 2007 and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4, the Company sold substantially all of the assets of Tradestar Construction Services, Inc. in October 2007 and the capital stock of Petroleum Engineers, Inc. in March 2008, and has accounted for these business components as discontinued operations in the accompanying consolidated financial statements.

/S/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
Houston, Texas
April 3, 2008

STRATUM HOLDINGS, INC.

Consolidated Balance Sheet

December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$238,395
Accounts receivable	2,970,842
Prepaid expenses and other	978,648
Current assets of discontinued operations (see Note 4)	6,894,723
Total current assets	11,082,608

Property and equipment:
Oil and gas properties (full cost method)	13,653,081
Other property and equipment	91,209
13,744,290
Less: Accumulated depreciation, depletion & amortization	(874,894)
Impairment allowance	(7,000,000)
Net property and equipment	5,869,396

Other assets:
Goodwill	4,936,313
Deferred income taxes	451,400
Other assets	132,361
Noncurrent assets of discontinued operations (see Note 4)	9,681,080
Total other assets	15,201,154
Total assets	$32,153,158

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,347,205
Accounts payable	2,491,527
Accrued liabilities	1,238,047
Current liabilities of discontinued operations (see Note 4)	4,639,716
Total current liabilities	11,716,495

Long-term debt, net of current portion
Continuing operations	9,018,603
Discontinued operations (see Note 4)	3,957,911
Deferred income taxes	1,193,400
Total liabilities	25,886,409

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized, None issued	—
Common stock, $.001 par value per share, 50,000,000 shares authorized, 25,393,572 shares issued and outstanding	25,394

Additional paid in capital	12,095,362
Accumulated deficit	(5,825,688)
Accumulated foreign currency translation adjustment	(28,319)
Total stockholders’ equity	6,266,749
Total liabilities and stockholders’ equity	$32,153,158

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006
Revenues:
Energy services	$14,713,755	$—
Oil and gas sales	3,139,091	2,187,827
Other	144,129	65,724
	17,996,975	2,253,551
Expenses:
Energy services	13,288,917	—
Lease operating expense	1,428,554	1,185,902
Depreciation, depletion & amortization	748,317	741,630
Impairment expense	7,000,000	—
Workover expense	652,155	525,867
Selling, general and administrative	3,675,880	1,037,960
Interest expense	1,563,858	772,512
	28,357,681	4,263,871

Loss from continuing operations before income taxes	(10,360,706)	(2,010,320)
Benefit from income taxes	3,522,195	683,464
Net loss from continuing operations	(6,838,511)	(1,326,856)
Discontinued operations, net of tax
Construction staffing	1,337,574	380,889
Energy services	1,259,343	712,890
Net loss	$(4,241,594)	$(233,077)

Net income (loss) per share, basic and diluted
Net loss from continuing operations	$(0.27)	$(0.07)
Discontinued operations	0.10	0.06
Net loss	$(0.17)	$(0.01)

Weighted average shares outstanding, basic and diluted	25,183,435	18,579,652

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2007 and 2006

	Common Stock		Additional Paid-in	Accumulated	Accumulated Foreign Currency	Total Stockholders’
	Shares	Amount	Capital	Deficit	Translation	Equity
Balance at January 1, 2006	10,950,000	$10,950	$1,494,830	$(1,351,017)	$—	$154,763

Acquisition of CYMRI	12,540,000	12,540	7,260,660	—	—	7,273,200

Sale of Common Stock	314,286	314	549,686	—	—	550,000

Stock Based Compensation	—	—	111,488	—	—	111,488

Services Contributed	—	—	25,000	—	—	25,000

Net Loss	—	—	—	(233,077)	—	(233,077)

Balance at December 31, 2006	23,804,286	23,804	9,441,664	(1,584,094)	—	7,881,374

Acquisition of Decca	828,572	829	1,449,172	—	—	1,450,001

Sale of Common Stock	385,714	386	674,614	—	—	675,000

Exercise of Warrants	250,000	250	74,750	—	—	75,000

Exercise of Options	125,000	125	22,375	—	—	22,500

Stock Based Compensation	—	—	432,787	—	—	432,787

Net Loss	—	—	—	(4,241,594)	—	(4,241,594)

Foreign Currency Translation	—	—	—	—	(28,319)	(28,319)

Balance at December 31, 2007	25,393,572	$25,394	$12,095,362	$(5,825,688)	$(28,319)	$6,266,749

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006
Cash flows provided (used in) operating activities:
Net loss from continuing operations	$(6,838,511)	$(1,326,856)
Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operations:
Depreciation, depletion & amortization	748,317	741,630
Impairment expense	7,000,000	—
Deferred income taxes	(3,522,195)	(683,464)
Stock based compensation	432,787	111,488
Services contributed by officers	—	25,000
Other changes, net	(59,763)	290,241
Net cash flows from continuing operations	(2,239,365)	(841,961)
Net cash flows from discontinued operations	4,257,862	(2,053,764)
Total cash flows from operating activities	2,018,497	(2,895,725)

Cash flows provided (used in) investing activities:
Purchase of subsidiary, net	(151,841)	(2,000,000)
Purchase of property and equipment	(219,748)	(286,000)
Net cash flows from continuing operations	(371,589)	(2,286,000)
Net cash flows from discontinued operations	(285,939)	(414,570)
Total cash flows from investing activities	(657,528)	(2,700,570)

Cash flows provided (used in) financing activities:
Proceeds from long term debt	343,234	—
Payments of long term debt	(3,209,525)	—
Net proceeds of stockholder advances	417,296	660,000
Proceeds from issuance of common stock	675,000	550,000
Proceeds from exercise of warrants	75,000	—
Proceeds from exercise of options	22,500	—
Net cash flows from continuing operations	(1,676,495)	1,210,000
Net cash flows from discontinued operations	292,911	3,887,555
Total cash flows from financing activities	(1,383,584)	5,097,555

Net decrease in cash and cash equivalents	(22,615)	(498,740)
Cash and equivalents at beginning of period	261,010	759,750

Cash and equivalents at end of period	$238,395	$261,010

Supplemental information
Cash paid for interest	$1,563,858	$772,512
Cash paid for income taxes	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2007

(1)           Business and Summary of Significant Accounting Policies

Description of Business – Stratum Holdings, Inc. (“we” or the “Company”) was originally formed as a staffing holding company in 2003.  As a result of the sales of Tradestar Construction in October 2007 and PEI in March 2008 (see Note 4), the Company’s only remaining business operations are in the Canadian Energy Services and Exploration & Production segments.  The following accounting policies relate to the retained Canadian Energy Services and Exploration & Production segments as continuing operations while the business components of the exited domestic Energy Services and Construction Staffing segments are reported as discontinued operations.

Principles of Consolidation – The consolidated financial statements include Stratum Holdings, Inc. and its wholly-owned subsidiaries.  Significant intercompany amounts are eliminated in consolidation.  Certain reclassifications have been made to the prior year statements to conform to the current year presentation.

Cash Equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Recognition of Revenue and Costs of Services – Revenues consist daily or hourly charges billed to customers for the services of employees or consultants assigned to worksites.  Gross billings are rendered semi-monthly or weekly and are recognized at the time services are provided to customers.  Direct costs of services include compensation paid to worksite employees or consultants, any related payroll taxes, benefits and workers’ compensation insurance.  Costs of services are recognized when incurred based on days or hours worked by worksite employees or consultants.  Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent”, establishes criteria for recognizing revenues on a gross or net basis. The Company is the primary obligor in its transactions, has responsibility for fulfillment, including the acceptability of services ordered and purchased by customers. In addition, the Company has all credit risk, retains substantially all risk and rewards of the services rendered, has sole discretion in staffing engagements and setting the billing rates of its employees. Accordingly, the Company records all transactions at the gross revenue amount billed, consistent with the provisions of EITF 99-19.

Allowance for Doubtful Accounts – The Company has provided an allowance for uncollectible accounts receivable based on management’s evaluation of collectibility of outstanding balances.  The allowance is based on estimates and actual losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the period in which they become known.

Oil and Gas Operations – For its oil and gas operations, the Company follows the sales method for recognizing its revenues and the full cost method in accounting for its costs.  Costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.  (a) Capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized; (b) The capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,” discounted at a 10-percent interest rate, of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties; and (c) Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.  Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

As further described in Note 3, the Company recognized a non-cash impairment adjustment in the carrying value of its oil and gas properties as of September 30, 2007 in the amount of $7,000,000.

Other Property and Equipment – Other property and equipment, primarily office furniture and fixtures, is depreciated on a straight-line basis over their useful lives ranging from three to five years.

Goodwill – Goodwill was recognized on the acquisitions of CYMRI and Decca (see Note 2) and is represented by the excess cost of the acquired entities over amounts assigned to the assets and liabilities of the acquired entities.  Goodwill is not amortized and is tested for impairment annually on the anniversary date of each acquisition.

Foreign Currency Translation – Assets and liabilities attributable to Decca’s operations are translated from Canadian currency to U.S. dollars at the applicable exchange rate on the balance sheet date.  Revenues and expenses are translated at average rates of exchange prevailing during the year.  Unrealized foreign currency translation adjustments are reflected as a component of equity.

Stock-Based Compensation – Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” requiring that compensation expense related to share-based payment transactions with employees be recognized in the financial statements (see Note 7).

Income Taxes – Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change.

Net Income (Loss) Per Share – Basic income (loss) per common share is computed by dividing the net income or loss by the weighted average number of shares of Common Stock outstanding during the period.  Diluted income per common share is computed by considering dilutive common share equivalents under the Treasury Stock method.  For the years ended December 31, 2007 and 2006, the basic and diluted average outstanding shares are the same because of a net loss in both years.

Use of Estimates – Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses in preparing these financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

Liquidity – The Company has reported a net loss of $4,241,594 for the year ended December 31, 2007 and has a working capital deficit of $633,887 at December 31, 2007.  In order to address its liquidity needs, the Company’s Board of Directors authorized Management in July 2007 to pursue a range of alternative actions including the sale of one or more of the Company’s operating assets or businesses.  This decision by the Board of Directors ultimately led the Company to seek the sales of: (a) Tradestar Construction to a private construction staffing company in October 2007; and (b) PEI to an affiliate of Hamilton in March 2008.  Additionally, the Company has granted Hamilton a three month, non-binding option to acquire Decca through June 9, 2008.  With the sale of PEI, the Company utilized the net proceeds to pay down a portion of its long-term debt from continuing operations.  The Company has also recently obtained an extension of the maturity of the remaining bank debt associated with its continuing operations to January 1, 2009 (see Note 4).

Recently Issued Accounting Pronouncements – In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which establishes new disclosure requirements for derivative instruments and hedging activities.  We do not engage in hedging activities, therefore, we do not expect the adoption of SFAS 161 to have a material impact on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and the deconsolidation of a subsidiary.  SFAS 160, as well as a companion revision of SFAS 141, are effective for fiscal years beginning after December 15, 2008.  We do not expect the adoption of SFAS 160, or the revision of SFAS 141, to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 “ (“SFAS 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires companies to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet.  SFAS 158 is effective for fiscal years ending after December 15, 2006.  The adoption of SFAS 158 has not had a material effect on the Company’s financial statements since it has no defined benefit plans.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 has not had a material effect on our consolidated financial statements.

(2)           Corporate Acquisitions

On May 23, 2006, the Company acquired the outstanding common stock of CYMRI Corporation (“CYMRI”) for total consideration of $12.7 million paid in a combination of cash, notes payable and 12,540,000 shares of Common Stock.  At the time of the acquisition, CYMRI was engaged in the Exploration & Production business with properties located in Texas and Louisiana while its subsidiary, PEI, performed Energy Services largely for customers in the United States.  The Company has accounted for the acquisition of CYMRI, at a deemed effective date of June 1, 2006, as a purchase with Stratum treated as the acquirer.  The following is a condensed balance sheet showing the fair values of the assets acquired and liabilities assumed from CYMRI as of the date of the acquisition (including transaction costs of $250,000):

Current assets	$4,850,647
Property and equipment	13,774,229
Goodwill arising in the acquisition	9,224,162
Other assets	77,453
Current liabilities	(3,208,571)
Long-term debt (see Note 5)	(8,666,639)
Deferred income taxes	(3,318,081)
$12,733,200

On March 2, 2007, the Company acquired the outstanding capital stock of Decca Consulting, Ltd. (“Decca”) for total consideration of $5.1 million (plus working capital) paid in a combination of cash, notes payable and 828,572 shares of Common Stock.  At the time of the acquisition, Decca provided consulting services for the Canadian energy industry.  The Company has accounted for the acquisition of Decca, at a deemed effective date of March 1, 2007, as a purchase with Stratum treated as the acquirer.  The following is a condensed balance sheet showing the fair values of the assets acquired and liabilities assumed from Decca as of the date of the acquisition (including transaction costs of $300,000):

Current assets	$3,280,427
Property and equipment	9,675
Goodwill arising in the acquisition	4,936,313
Current liabilities	(2,442,015)
$5,784,400

On March 11, 2008, the Company sold the capital stock of PEI to Hamilton for a total sales price of $15.0 million and granted Hamilton a three month, non-binding option to acquire the capital stock of Decca for $4.25 million through June 9, 2008 (see Note 4).

(3)           Impairment of Oil and Gas Properties

As of September 30, 2007, the Company recognized a non-cash impairment adjustment in the carrying value of its oil and gas properties in the amount of $7,000,000.  This decline in value reflected a continuing downward trend in the Company’s field operations during the third quarter of 2007 as well as a lack of financial resources to adequately maintain the value of the oil and gas properties.  As a result of this adjustment, the Company reduced the net book value of its oil and gas properties to approximately $5.7 million to reflect the estimated fair value of the properties.  This net book value approximates the amount at which the Company may possibly dispose of the oil and gas properties to either a related party or a third party subsequent to the proposed restructuring of the bank debt secured by a first lien on the oil and gas properties (see Note 5).  However, the Company has no firm commitment to dispose of the oil and gas properties and exit from the Exploration & Production business.

(4)           Discontinued Operations

On October 26, 2007, the Company sold substantially all of the assets of Tradestar Construction to a private construction staffing company receiving cash proceeds of $3.2 million, plus a working capital adjustment, and applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of Tradestar Construction under a revolving bank credit agreement in the amount of $1,810,210 and a bank term loan in the amount of $451,920 (see Note 5).  The Company reported a pre-tax gain from the sale of these assets in the fourth quarter of 2007 in the amount of $1,664,000.  Because of the substantial uncertainty as of September 30, 2007 that this transaction would be completed, the Company did not commence treatment of its Construction Staffing business as discontinued operations until the fourth quarter of 2007.  The results of operations of Tradestar Construction, including the gain on the sale, are summarized as follows:

	Years Ended December 31,
	2007	2006
Construction staffing revenues	$13,680,597	$16,758,412
Cost of construction staffing	(10,771,646)	(13,591,864)
Gross profit	2,908,951	3,166,548
General & administrative	(2,428,678)	(2,446,480)
Interest expense, net	(117,319)	(142,964)
Gain on sale	1,663,674	—
Net income before taxes	2,026,628	577,104
Provision for income taxes	(689,054)	(196,215)
Net income	$1,337,574	$380,889

On March 11, 2008, the Company sold the capital stock of its domestic Energy Services subsidiary, PEI, to Hamilton for a total sales price of $15.0 million and granted Hamilton a three month, non-binding option to acquire the capital stock of its Canadian Energy Services subsidiary, Decca, for $4.25 million through June 9, 2008.  The Company applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of PEI under a revolving bank credit agreement in the amount of $3.2 million and unsecured seller debt and other liabilities in the amount of $4.5 million (see Note 5).  The Company expects to report a pre-tax gain from the sale of PEI in the first quarter of 2008.  The Company has reported the revenues and expenses of PEI for the periods that it owned PEI in 2006 and 2007 as discontinued operations and such amounts are summarized as follows:

	Years Ended December 31,
	2007	2006
Energy services revenues	$27,652,808	$15,239,239
Cost of energy services	(20,291,026)	(10,952,316)
Gross profit	7,361,782	4,286,923
General & administrative	(5,110,493)	(3,082,893)
Interest expense, net	(343,195)	(123,893)
Net income before taxes	1,908,094	1,080,137
Provision for income taxes	(648,751)	(367,247)
Net income	$1,259,343	$712,890

The following table presents the current assets, noncurrent assets, current liabilities and noncurrent liabilities applicable to the Company’s discontinued operations as of December 31, 2007:

Current assets:
Cash	$281,198
Accounts receivable, less allowance for bad debts of $192,712	4,587,602
Receivable from sale of assets	1,385,626
Prepaid expenses	640,297
6,894,723
Noncurrent assets:
Property and equipment, net	407,620
Goodwill	9,224,162
Other assets	49,298
9,681,080
Current liabilities:
Current portion of long term debt	(3,233,921)
Accounts payable	(1,177,738)
Accrued liabilities	(228,057)
(4,639,716)
Noncurrent liabilities:
Long term debt	(3,957,911)

Net assets of discontinued operations	$7,978,176

As a result of the sale of PEI, the Company exited from the domestic Energy Services segment leaving only its operations in the Canadian Energy Services and Exploration & Production segments.  In conjunction with the sale of PEI, the Company has indemnified Hamilton with respect to certain pre-sale contingencies for a two year period.  In order to secure these indemnities, Hamilton withheld $1.6 million of the sales proceeds in an escrow account.  Upon the expiration of the indemnity period, the unexpended balance of the escrow account will revert to the Company.

(5)           Long-Term Debt

As of December 31, 2007, the Company had the following long-term debt obligations associated with its continuing operations and its discontinued operations:

	Continuing Operations	Discontinued Operations
$20,000,000 line of credit with a bank, principal payable $115,000 per month through extended maturity on January 1, 2009, interest at 1.0% above prime payable monthly, secured by first lien on CYMRI’s oil and gas properties and deposits held by stockholders	$4,955,000	$—

$7,000,000 revolving line of credit with a bank, interest at 1.0% above prime payable monthly through maturity in May 2010, secured by accounts receivable of domestic petroleum services businesses	—	3,133,663

Notes payable to former CYMRI shareholders, bearing interest at 10%, payable in total monthly installments of $65,335 beginning in June 2006 through maturity at May 2008, and secured by substantially all assets, subject to liens on oil and gas properties	—	2,261,166

Notes payable to 8 individuals, incurred in acquisition of CYMRI, bearing interest at 10%, interest only payable monthly beginning in July 2006 through extended maturity in March 2010, unsecured	2,250,000	—

$4,000,000 (Cdn) revolving line of credit with a bank, interest at 2.5% above Canadian prime payable monthly through maturity in May 2010, secured by accounts receivable of Canadian petroleum services business	1,469,602	—

$1,500,000 term loan from a bank, interest at 4.0% above prime payable monthly through maturity in March 2009, secured by accounts receivable of petroleum services businesses	—	506,020

Notes payable to 3 individuals, incurred by CYMRI in acquisition of a subsidiary, bearing interest at 8%, payable in total monthly installments of $54,219 beginning in March 2005 through maturity at February 2010, secured by subsidiary’s oil and gas properties	—	1,290,983

Notes payable to 2 individuals, incurred in acquisition of Decca, bearing interest at 9%, payable in monthly installments of $30,099 (Cdn) from April 1, 2007 through March 31, 2012, unsecured	1,381,684	—

Advances from stockholders, bearing interest at 10%, interest only payable monthly through various maturities, unsecured	1,357,317	—

Other short term notes for liability insurance and accrued payables, interest rates at 7% to 9%	952,205	—
	12,365,808	7,191,832
Current portion of long term debt	(3,347,206)	(3,233,921)

	$9,018,602	$3,957,911

Future maturities of long-term debt as of December 31, 2007, including amounts subsequently repaid or extinguished in the sale of PEI in March 2008 (see Note 4), are as follows:

For the year ending December 31:
2008	$6,581,127
2009	6,200,599
2010	6,114,231
2011	300,000
2012	361,683
$19,557,640

Borrowings under the bank credit agreement secured by CYMRI’s oil and gas properties are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  The terms of the bank credit agreement require CYMRI to maintain certain financial covenants regarding working capital ratio, interest coverage level, the ratio of loan balance to loan balance plus stockholders’ equity, and the non-payment of dividends, for which the Company has received certain forbearances from the bank since the second quarter of 2007.  The bank credit agreement expired on November 30, 2007, however, the bank agreed to extend the terms of the credit agreement through March 31, 2008.  The Company continued to make monthly payments of $115,000 principal plus accrued interest since November 30, 2007, accordingly, the outstanding balance of the debt as of December 31, 2007 was $4,955,000.  Pursuant to the terms of the extended bank credit agreement, the Company made an additional principal payment of $1,948,468 in March 2008 using a portion of the proceeds from the sale of PEI (see Note 4) reducing the outstanding balance to $2,750,000 at March 31, 2008.  In March 2008, the bank agreed to further extend the maturity of the debt to January 1, 2009, with the requirement that the Company continue to make monthly payments of $115,000 principal plus accrued interest.

The Company has a second bank credit agreement, which was secured by accounts receivable of both its Construction Staffing and its domestic and Canadian Energy Services businesses, through October 2007.  This credit agreement provided for a revolving borrowing base of 85% of qualifying accounts receivable up to $7,000,000 in the U.S. and $4,000,000 (Cdn) in Canada, with an interest rate of 1% above prime.  As further discussed in Note 4: (a) In October 2007, the Company sold substantially all of the assets of Tradestar Construction to a private construction staffing company receiving cash proceeds of $3.2 million, plus a working capital adjustment, which were applied to the repayment of debt and other accrued obligations including the outstanding indebtedness of Tradestar Construction under the revolving bank credit agreement in the amount of $1,810,210 and a bank term loan in the amount of $451,920; and (b) In March 2008, the Company sold the capital stock of its domestic Energy Services subsidiary, PEI, to Hamilton for a total sales price of $15.0 million and applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of PEI under the revolving credit agreement in the amount of $3.2 million and unsecured seller debt and other liabilities in the amount of $4.5 million.  As a result of these two sales, the Company terminated the U.S. portion of its revolving bank credit agreement in March 2008 while retaining the Canadian portion.

(6)           Stockholders’ Equity

In October 2006, the Company commenced a private offering of shares of its Common Stock and Warrants to a group of Accredited Investors pursuant to a private placement memorandum (“PPM”).  In this private offering, the Company sold a total of 314,286 shares of Common Stock at $1.75 per share, along with Warrants to purchase an equal number of shares of Common Stock at $2.50 per share for a one year period, to 13 Accredited Investors during the fourth quarter of 2006 for gross proceeds of $550,000.  Pursuant to the PPM, the Company sold another 385,714 shares of Common Stock at $1.75 per share, along with Warrants to purchase an equal number of shares of Common Stock at $2.50 per share for a one year period, to three Accredited Investors in the first quarter of 2007 for gross proceeds of $675,000.  The Warrants have all expired unexercised.

(7)           Stock-Based Compensation

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

Option activity with directors and employees since January 1, 2006 were as follows (including options granted to directors outside of the plan):

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at January 1, 2006	550,000	$0.25
Options granted	1,144,100	1.87
Outstanding at December 31, 2006	1,694,100	1.34
Options granted	400,000	2.10
Options exercised	(125,000)	(0.18)
Options forfeited	(154,500)	(2.10)
Outstanding at December 31, 2007	1,814,600	$1.53	4.0	$9,000

Exercisable at December 31, 2007	1,104,866	$1.40	4.1	$9,000

Stock-based compensation expense in the amounts of $432,787 and $111,488 for the years ended December 31, 2007 and 2006, respectively, have been recognized as a current period expense in the accompanying Consolidated Financial Statements.  As of December 31, 2007, total unrecognized compensation cost of $1,032,164 related to stock options is expected to be recognized over a weighted average period of approximately 4.5 years.  The estimated fair value of the options granted to employees under the plan was calculated using a Black Scholes option pricing model. The following schedule reflects the assumptions included in this model as it relates to the valuation of such options: (a) Expected volatility — 95%; (b) Expected risk free interest rate — 6%; (c) Expected dividend yield — zero; (d) Expected option term — 3 years; and (e) Forfeitures — 0%, subject to adjustment for actual experience.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

(8)           Income Taxes

The Company provided the following amounts of income tax benefit attributable to continuing operations for the years ended December 31, 2007 and 2006 (all amounts are deferred):

	Years ended December 31,
	2007	2006
Federal income tax benefit	$3,522,195	$683,464
State income tax benefit	—	—
Total income tax benefit	$3,522,195	$683,464

The following table is a reconciliation of the U.S. statutory rate at 34% to our income (loss) before income taxes for the years ended December 31, 2007 and 2006:

	Years ended December 31,
	2007	2006
Loss from continuing operations:
Tax benefit at U.S. statutory rate	$3,522,195	$683,464
Valuation allowance and other	—	—
	3,522,195	683,464
Income from discontinued operations:
Tax provision at U.S. statutory rate	(1,337,805)	(563,462)

Total income tax benefit	$2,184,390	$120,002

The following table indicates the tax effects of temporary differences giving rise to our deferred tax assets and liabilities as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Deferred tax assets:
Operating loss carryforwards	$914,700	$900,100
Other	—	—
Gross deferred tax assets	914,700	900,100
Valuation allowance	(463,300)	(411,000)
Net deferred tax assets	451,400	489,100
Deferred tax liabilities:
Property and equipment	(1,193,400)	(3,378,400)
Gross deferred tax liabilities	(1,193,400)	(3,378,400)

Net deferred tax liability	$(742,000)	$(2,889,300)

At December 31, 2007, the Company had net operating loss carryforwards of approximately $2,690,000 that may be offset against future taxable income, if any, until 2027.  These carryforwards are subject to review by the Internal Revenue Service.  The Company has reserved approximately $463,000 of the tax benefit of the operating loss carryforward by a valuation allowance of the same amount, because the likelihood of full realization of the tax benefit cannot be assured.

(9)           Related Party Transactions

In the years ended December 31, 2007 and 2006, the Company received net stockholder advances in the amounts of $417,000 and $660,000, respectively, excluding amounts advanced to finance the cash portion of the May 2006 purchase price of CYMRI (see Note 2).  Stockholder advances are reflected as unsecured long term debt obligations and accrue interest at a rate of 10% per annum.  A stockholder has also provided a $500,000 deposit to secure a bank line of credit (see Note 5).

In May 2007, the holders of certain notes payable issued by the Company in the May 2006 acquisition of CYMRI agreed to extend the maturity of their notes by one year from May 2007 to May 2008.  In exchange for the note extensions, the Company granted warrants to the noteholders to purchase shares of Common Stock, exercisable at $2.10 per share, for a three year period.  Two directors who are major shareholders extended their notes under this arrangement and received warrants to purchase a total of 130,953 shares (the value of such warrants at the date of issuance was deemed to be negligible).

The Company’s former President was not paid any salary for full-time services rendered prior to his resignation in July 2006 (see Note 10).  The Company estimated the value of the services provided at $12,500 per quarter through the second quarter of 2006, and recorded such amounts as an expense and as a contribution to capital in the respective periods.

(10)         Commitments and Contingencies

The Company has operating leases for office space under which rental expense for both continuing and discontinued operations amounted to $438,000 and $300,000 in the years ended December 31, 2007 and 2006, respectively.  As of December 31, 2007, commitments under operating leases including amounts subsequently extinguished in the sale of PEI in March 2008 (see Note 4), were as follows (in thousands):

Year ending December 31, 2008	$333
Year ending December 31, 2009	358
Year ending December 31, 2010	263
Year ending December 31, 2011	196
Year ending December 31, 2012	49

PEI and Triumph Energy, Inc., a subsidiary in the Exploration & Production segment, are defendants in certain lawsuits involving professional liability arising in the normal course of business.  In the second quarter of 2007, PEI settled a long-standing lawsuit for an amount in excess of the $100,000 insurance deductible.  The Company recorded the deductible payment and the associated settlement costs of approximately $35,000 as an adjustment to the May 2006 purchase price paid for CYMRI/PEI (see Note 2).  With respect to Triumph’s other lawsuits, it is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations.  However, management believes that Triumph has meritorious defenses in each case and is vigorously defending these matters.

A lawsuit was filed in February 2008 against Decca, the Company’s Canadian Energy Services subsidiary, claiming unspecified damages related to work performed by Decca on a well drilled in the U.S. in late 2006, prior to the Company’s acquisition of Decca.  Pursuant to the terms of the stock purchase agreement under which the Company acquired Decca in March 2007 (see Note 2), management believes that the Company is indemnified by the prior owners of Decca for any losses that may be sustained as a result of this litigation.  Decca believes that it has a meritorious defense in this case and is vigorously defending this matter.

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

The Company has not made an accrual for the abandonment costs of its oil and gas properties because the presently estimated amount is immaterial.  It is possible that the Company could ultimately incur costs for the abandonment of its oil and gas properties that is significantly greater than the amounts estimated.

(11)         Other Required Disclosures

Credit Risk Concentrations – As a result of the sales of Tradestar Construction in October 2007 and PEI in March 2008 (see Note 4), the Company’s only remaining business operations are in the Canadian Energy Services and Exploration & Production segments.  In the Canadian Energy Services segment, the Company extends credit to a variety of customers on an open account basis, periodically assessing their credit worthiness, and requiring various forms of financial collateral where deemed necessary.  In the Exploration & Production segment, the Company sells produced oil and gas to large commodity purchasers from whom it does not require collateral.  There were no customers of either segment, representing more than 10% of consolidated revenues in the years ended December 31, 2007 and 2006.  The Company does not believe that other segment disclosures described under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” are meaningful in the circumstances.

The Company maintains its U.S. cash accounts in two different federally chartered banking institutions.  Its bank accounts in each bank are government insured up to $100,000 and the account balance in one bank was $158,000 as of December 31, 2007.  Management believes that the two banks are financially sound.

Fair Value of Financial Instruments – SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” addresses disclosures about the fair value of financial instruments, whether or not recognized, for financial statement purposes.  Disclosures about fair value of financial instruments are based on pertinent information available to management and are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.  Management has estimated the fair values of cash, accounts receivable, accounts payable and accrued expenses to approximate their respective carrying values reported on these financial statements because of their short maturities. The carrying amounts of notes payable approximates fair value because their interest rates approximate market for items of similar risk.

(12)         Oil and Gas Producing Activities (Unaudited)

Capitalized Costs of Oil and Gas Properties – As a result of the CYMRI acquisition (see Note 2), the Company has owned working interests in certain oil and gas properties since May 31, 2006, the deemed effective date of the CYMRI acquisition for accounting purposes.  The table below reflects the capitalized costs of such oil and gas properties as of December 31, 2007 (in thousands):

Proved properties	$13,653
Unproved properties	—
Gross oil and gas properties	13,653
Less: Accumulated DD&A and impairment	(7,870)
Net oil and gas properties	$5,783

Costs Incurred in Oil and Gas Producing Activities – The table below presents the costs incurred in oil and gas producing activities for the year ended December 31, 2007 and for the period from May 31, 2006, the deemed effective date of the CYMRI acquisition, to December 31, 2006 (in thousands):

	2007	2006
Property acquisition	$—	$—
Exploration	—	—
Development	220	286
	$220	$286

Results of Operations for Oil and Gas Producing Activities – The table below presents the results of operations for oil and gas producing activities for the year ended December 31, 2007 and for the period from May 31, 2006, the deemed effective date of the CYMRI acquisition, to December 31, 2006 (in thousands):

	2007	2006
Revenues	$3,139	$2,188
Production costs	(2,081)	(1,712)
Depreciation, depletion and amortization	(748)	(636)
Impairment expense	(7,000)	—
Benefit from income taxes	2,275	54
Results of operations	$(4,415)	$(106)

Oil and Gas Reserves – The following table sets forth summary information with respect to CYMRI’s proved oil and gas reserves, as estimated by Von Gonten & Associates, Inc., independent reservoir engineering consultants, as of December 31, 2007.  The estimates of proved and proved developed reserve quantities and the related measure of discounted future net cash flows are estimates only and do not purport to reflect realizable values or fair market values of the Company’s reserves.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise and generally more conservative than those of producing oil and gas properties.  Accordingly, these estimates are expected to change as future information becomes available.  All of the Company’s reserves are located in the United States.

	Oil	Gas	Total	PV10 Value
	(MBbl)	(MMcf)	(MMcfe)	(000’s)
Proved developed	540	1,534	4,776	$20,084
Proved undeveloped	61	—	368	1,721
Total proved	601	1,534	5,144	21,805
Discounted future income taxes				(8,155)
Standardized measure of discounted future net cash flows				$13,650

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

The standardized measure of discounted future net cash flows is computed by applying estimated prices of oil and gas (as summarized below) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (at year-end 2007 prices) to be incurred in developing and producing the proved reserves, and assuming continuation of existing economic conditions.  The estimated future net cash flows are then discounted using a rate of 10-percent per year to reflect the estimated timing of the future net cash flows.  The Company does not believe that the standardized measure of discounted future net cash flows is necessarily indicative of the fair value of its oil and gas properties.

The following table sets forth the components of the standardized measure of discounted future net cash flows relating to our proved oil and gas reserves as of December 31, 2007 (in thousands):

Future net revenues	$68,145
Future lease operating expenses and production taxes	(24,219)
Future development costs	(1,393)
Future income tax expense	(14,520)
Future net cash flows	28,013
10% annual discount for estimated timing of cash flows	(14,363)
Standardized measure of discounted future cash flows	$13,650

In accordance with the guidelines of the SEC, the reservoir engineers’ estimates of future net revenues from our properties and the pre-tax PV 10 Value amounts thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The unescalated prices as of December 31, 2007 used in such estimates averaged $93.83 per barrel of oil and $7.68 per Mcf of gas.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUM HOLDINGS, INC.

By:	/s/ Frederick A. Huttner
Frederick A. Huttner
Chairman of Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on April 7, 2008.

Signature	Title

/s/ Frederick A. Huttner	Chairman of Board of Directors
Frederick A. Huttner	(Principal Executive Officer)

/s/ D. Hughes Watler, Jr.	Chief Financial Officer
D. Hughes Watler, Jr.	(Principal Financial Officer)

/s/ Kenneth L. Thomas	Senior Vice President-Finance
Kenneth L. Thomas	(Principal Accounting Officer)

/s/ Michael W. Hopkins	Director
Michael W. Hopkins

/s/ Jesse R. Marion	Director
Jesse R. Marion

/s/ Richard A. Piske, III	Director
Richard A. Piske, III

/s/ David B. Russell	Director
David B. Russell

/s/ Robert G. Wonish	Director
Robert G. Wonish

/s/ Larry M. Wright	Director
Larry M. Wright