Form 10QSB
period 2008-03-31
STRATUM HOLDINGS, INC.
filed 2008-05-12
CIK 1277998

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Three Months Ended March 31, 2008

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

The number of shares outstanding of Common Stock, par value $.001 per share, as of May 9, 2008 was 26,556,429 shares and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the NASD Bulletin Board on May 9, 2008) was approximately $930,800.

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

STRATUM HOLDINGS, INC.

FORM 10-QSB

MARCH 31, 2008

STRATUM HOLDINGS, INC.

Condensed Consolidated Balance Sheet

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$349,139	$238,395
Restricted cash (Note 3)	1,500,000	—
Accounts receivable	5,801,917	2,970,842
Prepaid expenses and other	331,547	978,648
Current assets of discontinued operations	357,407	6,894,723
Total current assets	8,340,010	11,082,608

Property and equipment:
Oil and gas properties (full cost method)	13,733,382	13,653,081
Other property and equipment	118,558	91,209
	13,851,940	13,744,290
Less: Accumulated depreciation, depletion & amortization	(8,033,610)	(7,874,894)
Net property and equipment	5,818,330	5,869,396

Other assets:
Restricted cash (Note 3)	1,600,000	—
Goodwill	4,936,313	4,936,313
Deferred income taxes	—	451,400
Other assets	207,367	132,361
Noncurrent assets of discontinued operations	—	9,681,080
Total other assets	6,743,680	15,201,154

Total assets	$20,902,020	$32,153,158

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,723,679	$3,347,205
Accounts payable	3,234,679	2,491,527
Accrued liabilities	1,421,442	1,238,047
Income taxes payable	1,013,000	—
Current liabilities of discontinued operations	—	4,639,716
Total current liabilities	9,392,800	11,716,495

Long-term debt, net of current portion
Continuing operations	4,988,162	9,018,603
Discontinued operations	—	3,957,911
Deferred income taxes	1,100,200	1,193,400
Total liabilities	15,481,162	25,886,409

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized, None issued	—	—
Common stock, $.001 par value per share, 50,000,000 shares authorized, 26,556,429 and 25,393,572 shares issued and outstanding, respectively	26,556	25,394
Additional paid in capital	12,563,466	12,095,362
Accumulated deficit	(7,025,388)	(5,825,688)
Accumulated foreign currency translation adjustment	(143,776)	(28,319)
Total stockholders’ equity	5,420,858	6,266,749

Total liabilities and stockholders’ equity	$20,902,020	$32,153,158

See accompanying notes to condensed consolidated financial statements.

STRATUM HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Energy services	$7,754,189	$1,956,154
Oil and gas sales	1,049,030	684,705
Other	86,111	68,972
	8,889,330	2,709,831
Expenses:
Energy services	6,733,755	1,814,978
Lease operating expense	399,603	372,765
Depreciation, depletion & amortization	158,716	211,167
Impairment expense	—	—
Workover expense	144,017	191,276
Selling, general and administrative	2,042,147	773,603
Interest expense	608,159	315,370
	10,086,397	3,679,159

Loss from continuing operations before income taxes	(1,197,067)	(969,328)
Benefit from income taxes	406,900	329,572
Net loss from continuing operations	(790,167)	(639,756)
Discontinued operations, net of tax
Construction staffing	—	110,163
Energy services	(409,533)	389,879
Net loss	$(1,199,700)	$(139,714)

Net income (loss) per share, basic and diluted
Net loss from continuing operations	$(0.03)	$(0.03)
Discontinued operations	(0.02)	0.02
Net loss	$(0.05)	$(0.01)

Weighted average shares outstanding, basic and diluted	25,572,207	24,541,350

See accompanying notes to condensed consolidated financial statements.

STRATUM HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows provided (used in) operating activities:
Net loss from continuing operations	$(790,167)	$(639,756)
Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operations:
Depreciation, depletion & amortization	158,716	211,167
Impairment expense	—	—
Deferred income taxes	(406,900)	(329,572)
Stock based compensation	469,266	115,740
Other changes, net	(190,463)	167,373
Net cash flows from continuing operations	(759,548)	(475,048)
Net cash flows from discontinued operations	(76,259)	1,330,525
Total cash flows from operating activities	(835,807)	855,477

Cash flows provided (used in) investing activities:
Sale of subsidiary	15,000,000	—
Purchase of restricted cash - current	(1,500,000)	—
Purchase of restricted cash - noncurrent	(1,600,000)	—
Purchase of subsidiary	—	(151,841)
Purchase of property and equipment	(107,650)	(199,066)
Net cash flows from investing activities	11,792,350	(350,907)

Cash flows provided (used in) financing activities:
Proceeds from long term debt	—	98,647
Payments of long term debt	(10,137,526)	(1,467,351)
Net proceeds of stockholder advances	(708,273)	182,063
Proceeds from issuance of common stock	—	675,000
Proceeds from exercise of warrants	—	75,000
Proceeds from exercise of options	—	22,500
Net cash flows from financing activities	(10,845,799)	(414,141)

Net increase in cash and cash equivalents	110,744	90,429

Cash and equivalents at beginning of period	238,395	261,010

Cash and equivalents at end of period	$349,139	$351,439

See accompanying notes to condensed consolidated financial statements.

STRATUM HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)           Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles for interim financial information. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of March 31, 2008, the results of its operations for the three month periods ended March 31, 2008 and 2007, and cash flows for the three month periods ended March 31, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Interim results of operations are not necessarily indicative of results for subsequent interim periods or the remainder of the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2007.

(2)           Corporate Acquisitions

On May 23, 2006, the Company acquired the outstanding common stock of CYMRI Corporation (“CYMRI”) for total consideration of $12.7 million paid in a combination of cash, notes payable and 12,540,000 shares of Common Stock.  At the time of the acquisition, CYMRI was engaged in the Exploration & Production business with properties located in Texas and Louisiana while its subsidiary, Petroleum Engineers, Inc. (“PEI”), performed Energy Services largely for customers in the United States.  The Company has accounted for the acquisition of CYMRI, at a deemed effective date of June 1, 2006, as a purchase with Stratum treated as the acquirer.  The following is a condensed balance sheet showing the fair values of the assets acquired and liabilities assumed from CYMRI as of the date of the acquisition (including transaction costs of $250,000):

Current assets	$4,850,647
Property and equipment	13,774,229
Goodwill arising in the acquisition	9,224,162
Other assets	77,453
Current liabilities	(3,208,571)
Long-term debt (see Note 4)	(8,666,639)
Deferred income taxes	(3,318,081)
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
$5,784,400

On March 11, 2008, the Company sold the capital stock of PEI to Hamilton Engineering, Inc. (“Hamilton”) for a total sales price of $15.0 million and granted Hamilton a three month, non-binding option to acquire the capital stock of Decca for $4.25 million through June 9, 2008 (see Note 3).

(3)           Discontinued Operations

On October 26, 2007, the Company sold substantially all of the assets of its wholly-owned subsidiary, Tradestar Construction Services, Inc. (“Tradestar Construction”) to a private construction staffing company receiving cash proceeds of $3.2 million, plus a working capital adjustment, and applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of Tradestar Construction under a revolving bank credit agreement in the amount of $1,810,210 and a bank term loan in the amount of $451,920 (see Note 4).  The Company reported a pre-tax gain from the sale of these assets in the fourth quarter of 2007 in the amount of $1,664,000.  The results of discontinued operations of Tradestar Construction for the three months ended March 31, 2007 are summarized as follows:

Construction staffing revenues	$3,766,629
Cost of construction staffing	(2,926,762)
Gross profit	839,867
General & administrative	(640,619)
Interest expense, net	(32,335)
Net income before taxes	166,913
Provision for income taxes	(56,750)
Net income	$110,163

On March 11, 2008, the Company sold the capital stock of its domestic Energy Services subsidiary, PEI, to Hamilton for a total sales price of $15.0 million and granted Hamilton a three month, non-binding option to acquire the capital stock of its Canadian Energy Services subsidiary, Decca, for $4.25 million through June 9, 2008.  The Company applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of PEI under a revolving bank credit agreement in the amount of $3.2 million and unsecured seller debt and other liabilities in the amount of $4.5 million (see Note 4).  The Company recognized a pre-tax gain from the sale of PEI in the first quarter of 2008 in the estimated amount of $1,350,000.  The comparative results of discontinued operations of PEI, including the gain in the first quarter of 2008, are summarized as follows:

	Three Months Ended March 31,
	2008	2007
Energy services revenues	$3,876,949	$7,210,299
Cost of energy services	(2,919,987)	(5,392,342)
Gross profit	956,962	1,817,957
General & administrative	(914,929)	(1,158,960)
Interest expense, net	(255,321)	(68,272)
Gain on sale	1,349,855	—
Net income before taxes	1,136,567	590,725
Provision for income taxes	(1,546,100)	(200,846)
Net income (loss)	$(409,533)	$389,879

As a result of the sale of PEI, the Company exited from the domestic Energy Services segment leaving only its operations in the Canadian Energy Services and Exploration & Production segments.  In conjunction with the sale of PEI, the Company has indemnified Hamilton with respect to certain pre-sale contingencies for a two year period.  In order to secure these indemnities, Hamilton withheld $1.6 million of the sales proceeds in an escrow account.  Upon the expiration of the indemnity period, the unexpended balance of the escrow account will revert to the Company.  The escrow account and a $1.5 million tax reserve related to the PEI sale are reflected as restricted cash on the balance sheet as of March 31, 2008.

(4)           Long Term Debt

As of March 31, 2008 and December 31, 2007, the Company had the following long-term debt obligations:

	March 31,	December 31,
	2008	2007
$20,000,000 line of credit with a bank, principal payable $115,000 per month through extended maturity on January 1, 2009, interest at 1.0% above prime payable monthly, secured by first lien on CYMRI’s oil and gas properties and deposits held by stockholders	$2,675,000	$4,955,000

$7,000,000 revolving line of credit with a bank, interest at 1.0% above prime payable monthly through maturity in May 2010, secured by accounts receivable of domestic petroleum services businesses	—	3,133,663

Notes payable to former CYMRI shareholders, bearing interest at 10%, payable in total monthly installments of $65,335 beginning in June 2006 through maturity at May 2008, and secured by substantially all assets, subject to liens on oil and gas properties	—	2,261,166

Notes payable to 8 individuals, incurred in acquisition of CYMRI, bearing interest at 10%, interest only payable monthly beginning in July 2006 through extended maturity in March 2010, unsecured	1,125,000	2,250,000

$4,000,000 (Cdn) revolving line of credit with a bank, interest at 2.5% above Canadian prime payable monthly through maturity in May 2010, secured by accounts receivable of Canadian petroleum services business	2,934,126	1,469,602

$1,500,000 term loan from a bank, interest at 4.0% above prime payable monthly through maturity in March 2009, secured by accounts receivable of petroleum services businesses	—	506,020

Notes payable to 3 individuals, incurred by CYMRI in acquisition of a subsidiary, bearing interest at 8%, payable in total monthly installments of $54,219 beginning in March 2005 through maturity at February 2010, secured by subsidiary’s oil and gas properties	—	1,290,983

Notes payable to 2 individuals, incurred in acquisition of Decca, bearing interest at 9%, payable in monthly installments of $30,099 (Cdn) from April 1, 2007 through March 31, 2012, unsecured	1,149,036	1,381,684

Advances from stockholders, bearing interest at 10%, interest only payable monthly through various maturities, unsecured	682,317	1,357,317

Other short term notes for liability insurance and accrued payables, interest rates at 7% to 9%	146,362	952,205
	8,711,841	19,557,640
Current portion of long term debt	(3,723,679)	(6,581,127)

	$4,988,162	$12,976,513

Borrowings under the bank credit agreement secured by CYMRI’s oil and gas properties are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  The terms of the bank credit agreement require CYMRI to maintain certain financial covenants regarding working capital ratio, interest coverage level, the ratio of loan balance to loan balance plus stockholders’ equity, and the non-payment of dividends, for which CYMRI has received certain forbearances from the bank since the second quarter of 2007.  The bank credit agreement expired on November 30, 2007, however, the bank agreed to initially extend the terms of the credit agreement through March 31, 2008.  CYMRI continued to make monthly payments of $115,000 principal plus accrued interest since November 30, 2007, accordingly, the outstanding balance of the debt as of December 31, 2007 was $4,955,000.  Pursuant to the terms of the extended bank credit agreement, the Company made an additional principal payment of $1,948,468 in March 2008 using a portion of the proceeds from the sale of PEI (see Note 3) reducing the outstanding balance at March 31, 2008 to $2,675,000.  In March 2008, the bank agreed to further extend the maturity of the debt to January 1, 2009, with the requirement that CYMRI continue to make monthly payments of $115,000 principal plus accrued interest.  The Company is currently seeking to refinance this debt with another bank.

The Company has a second bank credit agreement, which was secured by accounts receivable of both its Construction Staffing and its domestic and Canadian Energy Services businesses, through October 2007.  This credit agreement provided for a revolving borrowing base of 85% of qualifying accounts receivable up to $7,000,000 in the U.S. and $4,000,000 (Cdn) in Canada, with an interest rate of 1% above prime.  As further discussed in Note 3: (a) In October 2007, the Company sold substantially all of the assets of Tradestar Construction to a private construction staffing company receiving cash proceeds of $3.2 million, plus a working capital adjustment, which were applied to the repayment of debt and other accrued obligations including the outstanding indebtedness of Tradestar Construction under the revolving bank credit agreement in the amount of $1,810,210 and a bank term loan in the amount of $451,920; and (b) In March 2008, the Company sold the capital stock of its domestic Energy Services subsidiary, PEI, to Hamilton for a total sales price of $15.0 million and applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of PEI under the revolving credit agreement in the amount of $3.2 million and unsecured seller debt and other liabilities in the amount of $4.5 million.  As a result of these two sales, the Company terminated the U.S. portion of its revolving bank credit agreement in March 2008 while retaining the Canadian portion.

(5)           Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period, including the issuance of 385,714 shares in a private placement at $1.75 per share for gross proceeds of $675,000 in the three months ended March 31, 2007.  Diluted income (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period and potentially dilutive common share equivalents, consisting of stock options and warrants, under the Treasury Stock Method. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive.  Because of the net loss for the three months ended March 31, 2008 and 2007, the basic and diluted average outstanding shares are considered the same, since including the shares would have an antidilutive effect on the net loss per share calculation.

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

Option activity with directors and employees since January 1, 2007 were as follows (including options granted to directors outside of the plan):

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at January 1, 2007	1,694,100	$1.34
Options granted	400,000	2.10
Options exercised	(125,000)	(0.18)
Options forfeited	(154,500)	(2.10)
Outstanding at December 31, 2007	1,814,600	1.53
Options forfeited	(370,000)	(2.10)
Outstanding at March 31, 2008	1,444,600	$1.58	3.6	$7,000

Exercisable at March 31, 2008	931,533	$1.46	3.7	$7,000

Stock-based compensation expense in the amounts of $189,266 and $115,740 for the three month periods ended March 31, 2008 and 2007, respectively, have been recognized as a current period expense in the accompanying Consolidated Financial Statements.  As of March 31, 2008, total unrecognized compensation cost of $659,572 related to stock options is expected to be recognized over a weighted average period of approximately 4.1 years.  The estimated fair value of the options granted to employees under the plan was calculated using a Black Scholes option pricing model. The following schedule reflects the assumptions included in this model as it relates to the valuation of such options: (a) Expected volatility – 95%; (b) Expected risk free interest rate – 6%; (c) Expected dividend yield – zero; (d) Expected option term – 3 years; and (e) Forfeitures – 0%, subject to adjustment for actual experience.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

In conjunction with the sale of PEI to Hamilton in March 2008 (see Note 3), the Company’s Chief Executive Officer resigned his position with the Company.  Pursuant to a Board approved severance agreement, the Company made a cash severance payment to the former Chief Executive Officer in the amount of $200,000 and granted him an additional severance benefit via the issuance of 1,142,857 restricted shares of Common Stock with a then current value of $280,000.  The value of the restricted shares issued to the former Chief Executive Officer was included in stock-based compensation expense for the three months ended March 31, 2008.

(7)           Stockholder Advances

The Company repaid net stockholder advances in the amount of $708,000 in the three months ended March 31, 2008 and received net stockholder advances in the amount of $182,000 in the three months ended March 31, 2007.  Stockholder advances, excluding amounts advanced to finance the cash portion of the CYMRI purchase price (see Note 2), are reflected as unsecured long term debt obligations and accrue interest at a rate of 10% per annum.

(8)           Contingencies

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

(9)           Liquidity

The Company has reported substantial consolidated operating losses and working capital deficits since completing the acquisitions of CYMRI/PEI in May 2006 and Decca in March 2007 (see Note 2).  In order to address its liquidity needs, the Company’s Board of Directors authorized Management in July 2007 to pursue a range of alternative actions including the sale of one or more of the Company’s operating assets or businesses.  This decision by the Board of Directors ultimately led the Company to seek the sales of: (a) Tradestar Construction to a private construction staffing company in October 2007; and (b) PEI to an affiliate of Hamilton in March 2008 (see Note 3).  Additionally, the Company has granted Hamilton a three month, non-binding option to acquire Decca through June 9, 2008.  The Company is also considering a possible sale of its Exploration & Production business and the effective liquidation of its remaining business operations, however, there is presently no firm commitment to sell the Exploration & Production business.

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

On May 23, 2006, we acquired the outstanding common stock of CYMRI Corporation (“CYMRI”) for total consideration of $12.7 million paid in a combination of cash, notes payable and Common Stock.  At the time of the acquisition, CYMRI was engaged in the Exploration & Production business with properties located in Texas and Louisiana while its subsidiary, Petroleum Engineers, Inc. (“PEI”), performed Energy Services largely for customers in the United States.

On March 2, 2007, we acquired the outstanding capital stock of Decca Consulting, Ltd. (“Decca”) for total consideration of $5.1 million paid in a combination of cash, notes payable and Common Stock.  At the time of the acquisition, Decca provided consulting services for the Canadian energy industry.  In March 2007, we also changed our name to Stratum Holdings, Inc.

On October 26, 2007, we sold substantially all of the assets of Tradestar Construction to a private construction staffing company.  We received cash proceeds of $3.2 million plus a working capital adjustment.  We applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of our Construction Staffing subsidiary under a revolving bank credit agreement in the amount of $1,810,210 and a bank term loan in the amount of $451,920.  We reported a pre-tax gain from the sale of these assets in the fourth quarter of 2007 in the amount of $1,664,000.  We have reported the revenues and expenses of Tradestar Construction for the period that we owned it in 2007 as discontinued operations in the accompanying Consolidated Statement of Operations.

On March 11, 2008, we sold the capital stock of our domestic Energy Services subsidiary, PEI, to Hamilton Engineering, Inc. (“Hamilton”) for a total sales price of $15.0 million and granted Hamilton a three month, non-binding option to acquire the capital stock of our Canadian Energy Services subsidiary, Decca, for $4.25 million through June 9, 2008.  We applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of PEI under a revolving bank credit agreement in the amount of $3.2 million and unsecured seller debt and other liabilities in the amount of $4.5 million.  We recognized a pre-tax gain from the sale of PEI in the first quarter of 2008 in the estimated amount of $1,350,000.  We have reported the revenues and expenses of PEI for the period that we owned it in 2008 and 2007 as discontinued operations in the accompanying Consolidated Statement of Operations.  As a result of this sale, we exited from the domestic portion of our Energy Services segment leaving us with the Canadian portion of our Energy Services segment as well as our operations in the Exploration & Production segment.

Results of Operations

The following discussion reflects the revenues and expenses of our retained Canadian Energy Services and Exploration & Production segments as continuing operations while the revenues and expenses of our exited domestic Energy Services and Construction Staffing segments are reported as discontinued operations.

Three months ended March 31, 2008 versus three months ended March 31, 2007 — Total revenues from continuing operations for the three months ended March 31, 2008 were $8,889,000 compared to $2,710,000 for the three months ended March 31, 2007.

Revenues from continuing Energy Services for the three months ended March 31, 2008 were $7,754,000 compared to $1,956,000 for the three months ended March 31, 2007.  The 2008 amount consists of three months of revenues from Decca, acquired effective March 1, 2007, whereas the 2007 amount only includes one month of Decca’s revenues.  Total billings for continuing Energy Services in the three months ended March 31, 2008, exclusive of cost reimbursements, were approximately 6,440 man days at an average billing rate of approximately $1,200 per day.

Revenues from oil and gas sales for the three months ended March 31, 2008 were $1,049,000 compared to $685,000 for the three months ended March 31, 2007.  In the three months ended March 31, 2008, revenues from oil production were $879,000, reflecting volumes of 9,642 barrels at an average price of $91.14 per barrel, while gas revenues were $170,000, reflecting volumes of 22,516 Mcf at an average price of $7.56 per Mcf.  In the three months ended March 31, 2007, revenues from oil production were $509,000, reflecting volumes of 9,162 barrels at an average price of $55.50 per barrel, while gas revenues were $176,000, reflecting volumes of 24,784 Mcf at an average price of $7.11 per Mcf.

Costs of continuing Energy Services for the three months ended March 31, 2008 were $6,734,000 versus $1,815,000 for the three months ended March 31, 2007.  The 2008 amount consists of three months of costs from Decca, acquired effective March 1, 2007, whereas the 2007 amount only includes one month of Decca’s costs.  Costs of Energy Services for the three months ended March 31, 2008 represented approximately 87% of revenues, consistent with the historical percentage experienced by Decca for this period.

Lease operating expenses (“LOE”), including production taxes, were $400,000 for the three months ended March 31, 2008 versus $373,000 for the three months ended March 31, 2007, representing LOE of CYMRI’s oil and gas production operations, acquired effective June 1, 2006.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended March 31, 2008 was $159,000 versus $211,000 for the three months ended March 31, 2007, largely representing DD&A of CYMRI’s oil and gas properties, acquired effective June 1, 2006.  This decrease was due to a non-cash impairment adjustment in the carrying value of CYMRI’s oil and pas properties which was booked in the third quarter of 2007 in the amount of $7,000,000.

Workover expenses for the three months ended March 31, 2008 were $144,000 versus $191,000 for the three months ended March 31, 2007, representing workovers on CYMRI’s South Texas oil and gas properties, acquired effective June 1, 2006.  This decrease was due to the decline in the number of workover operations in the first quarter of 2008 compared to the first quarter of 2007.

Selling, general and administrative (“SG&A”) expenses attributable to continuing operations for the three months ended March 31, 2008 were $2,042,000 compared to $774,000 for the three months ended March 31, 2007.  This increase was due to non-recurring SG&A expenses associated with the sale of PEI to Hamilton in March 2008 (including Board approved executive severance costs of $675,000) as well as SG&A expenses applicable to Decca’s Canadian Energy Services operations, acquired effective March 1, 2007, for a total of three months in the 2008 period versus only one month in the 2007 period.

Interest expense attributable to continuing operations for the three months ended March 31, 2008 was $608,000 versus $315,000 for the three months ended March 31, 2007.  This increase largely reflected interest expense applicable to Decca’s Canadian Energy Services operations, acquired effective March 1, 2007, for a total of three months in the 2008 period versus only one month in the 2007 period.

Income taxes attributable to continuing operations were a benefit of $407,000 and $330,000 for the three months ended March 31, 2008 and 2007, respectively, and reflect a benefit rate of 34% on a pre-tax net loss of $1,197,000 in the three months ended March 31, 2008.

Income from discontinued Construction Staffing operations, net of income taxes, was zero for the three months ended March 31, 2008 versus $110,000 for the three months ended March 31, 2007.  As further described in Note 3 of the Consolidated Financial Statements, we sold substantially all of the assets of Tradestar Construction to a private construction staffing company in October 2007.  The results of operations of our Construction Staffing business have been classified as discontinued operations in the Consolidated Statement of Operations, net of income tax expense at the statutory rate.

Income from discontinued Energy Services operations, net of income taxes, was a net loss of $410,000 for the three months ended March 31, 2008 versus net income of $390,000 for the three months ended March 31, 2007.  As further described in Note 3 of the Consolidated Financial Statements, we sold the capital stock of our domestic Energy Services subsidiary, PEI, to Hamilton in March 2008.  The results of operations of our domestic Energy Services business, including the pre-tax gain in the estimated amount of $1,350,000 realized on the sale, have been classified as discontinued operations in the Consolidated Statement of Operations, net of applicable income tax expense reflecting the estimated taxable gain on the sale in the 2008 period.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities from continuing operations for the three months ended March 31, 2008 was $760,000 compared to $475,000 for the three months ended March 31, 2007.  Net cash used in operating activities from discontinued operations for the three months ended March 31, 2008 was $76,000 compared to net cash provided by operating activities from discontinued operations in the amount of $1,331,000 for the three months ended March 31, 2007.  This decrease in operating cash flow was primarily due to changes in relative timing between the accrual and payment of accounts receivable and accounts payable associated with discontinued operations.

Investing activities.  Net cash provided by investing activities for the three months ended March 31, 2008 was $11,792,000 compared to net cash used in investing activities of $351,000 for the three months ended March 31, 2007.  This increase was largely due to the sale of PEI to Hamilton in March 2008 for $15.0 million, less purchases of current restricted cash in the amount of $1.5 million and non-current restricted cash in the amount of $1.6 million, pursuant to the securities purchase agreement with Hamilton.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2008 was $10,846,000 compared to $414,000 for the three months ended March 31, 2007.  This decrease in financing cash flows was primarily due to non-recurring repayments of long term debt and stockholder advances which were made with the proceeds of the sale of PEI to Hamilton in March 2008 in the gross amount of $15.0 million.  As further described in the next two paragraphs, we have significantly reduced, but not eliminated, the Company’s ongoing debt service requirements.

Following the sales of Tradestar Construction in October 2007 and PEI in March 2008, we have remaining long term debt obligations to banks and other lenders (see Note 4, “Long Term Debt”).  A substantial portion of our long term debt is in the form of a bank credit facility secured by CYMRI’s producing oil and gas properties.  Borrowings under the bank credit agreement are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  The terms of the bank credit agreement require CYMRI to maintain certain financial covenants regarding working capital ratio, interest coverage level, the ratio of loan balance to loan balance plus stockholders’ equity, and the non-payment of dividends, for which CYMRI has received certain forbearances from the bank since the second quarter of 2007.  The bank credit agreement expired on November 30, 2007, however, the bank agreed to initially extend the terms of the credit agreement through March 31, 2008.  CYMRI continued to make monthly payments of $115,000 principal plus accrued interest since November 30, 2007, accordingly, the outstanding balance of the debt as of December 31, 2007 was $4,955,000.  Pursuant to the terms of the extended bank credit agreement, the Company made an additional principal payment of $1,948,468 in March 2008 using a portion of the proceeds from the sale of PEI reducing the outstanding balance at March 31, 2008 to $2,675,000.  In March 2008, the bank agreed to further extend the maturity of the debt to January 1, 2009, with the requirement that CYMRI continue to make monthly payments of $115,000 principal plus accrued interest.  The Company is currently seeking to refinance this debt with another bank.

We also have a second bank credit agreement, which was secured by accounts receivable of both our Construction Staffing and our domestic and Canadian Energy Services businesses through October 2007.  Borrowings under that revolving bank credit agreement were substantially reduced in the sales of our Construction Staffing and domestic Energy Services businesses in October 2007 and March 2008, respectively, as more fully described in Note 4, “Long Term Debt.”

To meet short term liquidity needs following the CYMRI acquisition, we commenced a private offering of shares of Common Stock and Warrants to a group of Accredited Investors in October 2006.  In the fourth quarter of 2006, we sold a total of 314,286 shares of Common Stock to Accredited Investors at $1.75 per share for gross proceeds of $550,000 and issued one year Warrants to such Investors to purchase an additional 314,286 shares of its Common Stock at $2.50 per share.  In the first quarter of 2007, we sold a total of 385,714 shares of Common Stock to Accredited Investors at $1.75 per share for gross proceeds of $675,000 and issued one year Warrants to such Investors to purchase an additional 385,714 shares of our Common Stock at $2.50 per share.

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

Strategic Plans

The Company has reported substantial consolidated operating losses and working capital deficits since completing the acquisitions of CYMRI/PEI in May 2006 and Decca in March 2007.  In order to address its liquidity needs, the Company’s Board of Directors authorized Management in July 2007 to pursue a range of alternative actions including the sale of one or more of the Company’s operating assets or businesses.  This decision by the Board of Directors ultimately led the Company to seek the sales of: (a) Tradestar Construction to a private construction staffing company in October 2007; and (b) PEI to an affiliate of Hamilton in March 2008.  Additionally, the Company has granted Hamilton a three month, non-binding option to acquire Decca through June 9, 2008.  The Company is also considering a possible sale of its Exploration & Production business and the effective liquidation of its remaining business operations, however, there is presently no firm commitment to sell the Exploration & Production business.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements as indicated below.  See our Annual Report on Form 10-KSB for the year ended December 31, 2007 for a further description of our critical accounting policies and estimates.

ITEM 3.       CONTROLS AND PROCEDURES

As of the date of this report, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934.  Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are effective in timely alerting each of them to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report. Nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.  The Company has made no changes in its internal controls over financial reporting in the most recent quarterly reporting period that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting, other than those changes that arose as a result of the sale of PEI to Hamilton in March 2008, as more fully described in Note 3, “Discontinued Operations.”  The Company is continuing to make certain organizational changes as a result of the PEI sale during the second quarter of 2008.  The Company believes that these organizational changes are appropriate in light of the sale of its largest operating subsidiary.  However, the Company does not expect that these changes will result in substantially diminished internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 8 to Condensed Consolidated Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders of the Company was held on February 21, 2008. The purpose of the meeting was to approve the sale by the Company of 100% of the capital stock of PEI and Decca to Hamilton for a total of $19.25 million. At the Special Meeting, there were a total of 15,359,144 shares of Common Stock voting for the sale, no shares voting against it, and 284,000 shares abstaining. Accordingly, the sale was approved.

As further described in Note 3 to the Condensed Consolidated Financial Statements, the Company sold the capital stock of PEI to Hamilton on March 11, 2008 for a total sales price of $15.0 million and granted Hamilton a three month, non-binding option to acquire the capital stock of Decca for $4.25 million through June 9, 2008

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

STRATUM HOLDINGS, INC.

/s/	Frederick A. Huttner
Frederick A. Huttner
Chairman of Board of Directors

/s/	D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer

May 12, 2008