Form 10QSB/A
period 2008-03-31
STRATUM HOLDINGS, INC.
filed 2008-06-05
CIK 1277998

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

The number of shares outstanding of Common Stock, par value $.001 per share, as of June 5, 2008 was 26,556,429 shares and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the NASD Bulletin Board on June 5, 2008) was approximately $581,800.

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

STRATUM HOLDINGS, INC.

FORM 10-QSB

MARCH 31, 2008

INDEX

Page
PART I. FINANCIAL INFORMATION

On May 12, 2008, we filed our Form 10-QSB for the quarterly period ended March 31, 2008 without a review by an independent accountant in accordance with professional standards for conducting such reviews. We disclosed this matter in Item 4.01 of our Current Report on 8-K filed on June 3, 2008, and will file a further amendment to our Form 10-QSB for such quarterly period upon the completion of our independent accountant’s review.

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis or Plan of Operation	12
Item 3. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits	18
Signatures	19

STRATUM HOLDINGS, INC.

Condensed Consolidated Balance Sheet

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$349,139	$238,395
Restricted cash (Note 3)	1,500,000	—
Accounts receivable	5,801,917	2,970,842
Prepaid expenses and other	331,547	978,648
Current assets of discontinued operations	357,407	6,894,723
Total current assets	8,340,010	11,082,608

Property and equipment:
Oil and gas properties (full cost method)	13,733,382	13,653,081
Other property and equipment	118,558	91,209
	13,851,940	13,744,290
Less: Accumulated depreciation, depletion & amortization	(8,033,610)	(7,874,894)
Net property and equipment	5,818,330	5,869,396

Other assets:
Restricted cash (Note 3)	1,600,000	—
Goodwill	4,936,313	4,936,313
Deferred income taxes	—	451,400
Other assets	207,367	132,361
Noncurrent assets of discontinued operations	—	9,681,080
Total other assets	6,743,680	15,201,154

Total assets	$20,902,020	$32,153,158

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,723,679	$3,347,205
Accounts payable	3,234,679	2,491,527
Accrued liabilities	1,421,442	1,238,047
Income taxes payable	1,013,000	—
Current liabilities of discontinued operations	—	4,639,716
Total current liabilities	9,392,800	11,716,495

Long-term debt, net of current portion
Continuing operations	4,988,162	9,018,603
Discontinued operations	—	3,957,911
Deferred income taxes	1,100,200	1,193,400
Total liabilities	15,481,162	25,886,409

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized, None issued	—	—
Common stock, $.001 par value per share, 50,000,000 shares authorized, 26,556,429 and 25,393,572 shares issued and outstanding, respectively	26,556	25,394
Additional paid in capital	12,563,466	12,095,362
Accumulated deficit	(7,025,388)	(5,825,688)
Accumulated foreign currency translation adjustment	(143,776)	(28,319)
Total stockholders’ equity	5,420,858	6,266,749

Total liabilities and stockholders’ equity	$20,902,020	$32,153,158

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

STRATUM HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)           Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, in accordance with accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, except that they were not reviewed by an independent public accountant as required by Item 310(b) of Regulation S-B.  In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of March 31, 2008, the results of its operations for the three month periods ended March 31, 2008 and 2007, and cash flows for the three month periods ended March 31, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Interim results of operations are not necessarily indicative of results for subsequent interim periods or the remainder of the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

STRATUM HOLDINGS, INC.

/s/	Larry M. Wright
Larry M. Wright
Chief Executive Officer

/s/	D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer

June 5, 2008