Form 10QSB/A
period 2008-03-31
STRATUM HOLDINGS, INC.
filed 2008-06-27
CIK 1277998

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

The number of shares outstanding of Common Stock, par value $.001 per share, as of June 25, 2008 was 26,556,429 shares and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the NASD Bulletin Board on June 25, 2008) was approximately $436,300.

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

STRATUM HOLDINGS, INC.

FORM 10-QSB

MARCH 31, 2008

INDEX

Page
PART I. FINANCIAL INFORMATION

On May 12, 2008, we filed our Form 10-QSB and on June 5, 2008, we filed our Form  10-QSB/A, both without a review by an independent accountant in accordance with professional standards for conducting such reviews.  The required review was completed On June 25, 2008 and the required Review Report of Independent Registered Public Accounting Firm is included herein.

Item 1. Financial Statements
Review Report of Independent Registered Public Accounting Firm	3
Condensed Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	4
Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis or Plan of Operation	13
Item 3. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 5. Other Information	19
Item 6. Exhibits	19
Signatures	20

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Stratum Holdings, Inc

Houston, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Stratum  Holdings, Inc (the “Company”) as of March 31, 2008, and the related consolidated statements of operations, and cash flows for the three-month periods ended March 31, 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Malone & Bailey, PC

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

June 25, 2008

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

STRATUM HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Energy services	$7,754,189	$1,956,154
Oil and gas sales	1,049,030	684,705
Other	86,111	68,972
	8,889,330	2,709,831
Expenses:
Energy services	6,923,815	1,814,978
Lease operating expense	399,603	372,765
Depreciation, depletion & amortization	158,716	211,167
Impairment expense	—	—
Workover expense	144,017	191,276
Selling, general and administrative	1,852,087	773,603
	9,478,238	3,363,789

Loss from operations	(588,908)	(653,958)
Other expenses:
Interest expense	(608,159)	(315,370)

Loss from continuing operations before income taxes	(1,197,067)	(969,328)
Benefit from income taxes	406,900	329,572
Net loss from continuing operations	(790,167)	(639,756)
Discontinued operations, net of tax
Construction staffing	—	110,163
Energy services	(409,533)	389,879
Net loss	$(1,199,700)	$(139,714)

Net income (loss) per share, basic and diluted
Net loss from continuing operations	$(0.03)	$(0.03)
Discontinued operations	(0.02)	0.02
Net loss	$(0.05)	$(0.01)

Weighted average shares outstanding, basic and diluted	25,572,207	24,541,350

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

STRATUM HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)           Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, in accordance with accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  This document amends the previous filings of the Company’s Form 10-QSB made on May 12, 2008 and June 5, 2008.  In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of March 31, 2008, the results of its operations for the three month periods ended March 31, 2008 and 2007, and cash flows for the three month periods ended March 31, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Interim results of operations are not necessarily indicative of results for subsequent interim periods or the remainder of the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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
$5,784,400

On March 11, 2008, the Company sold the capital stock of PEI to Hamilton Engineering, Inc. (“Hamilton”) for a total sales price of $15.0 million and granted Hamilton a three month, non-binding option to acquire the capital stock of Decca for $4.25 million which expired unexercised on June 9, 2008 (see Note 3).

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

On March 11, 2008, the Company sold the capital stock of its domestic Energy Services subsidiary, PEI, to Hamilton for a total sales price of $15.0 million and granted Hamilton a three month, non-binding option to acquire the capital stock of its Canadian Energy Services subsidiary, Decca, for $4.25 million which expired unexercised on June 9, 2008.  The Company applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of PEI under a revolving bank credit agreement in the amount of $3.2 million and unsecured seller debt and other liabilities in the amount of $4.5 million (see Note 4).  The Company recognized a pre-tax gain from the sale of PEI in the first quarter of 2008 in the estimated amount of $1,350,000.  The comparative results of discontinued operations of PEI, including the gain in the first quarter of 2008, are summarized as follows:

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

(4)           Long Term Debt

As of March 31, 2008 and December 31, 2007, the Company had the following long-term debt obligations:

	March 31,	December 31,
	2008	2007
$20,000,000 line of credit with a bank, principal payable $115,000 per month through extended maturity on January 1, 2009, interest at 1.0% above prime payable monthly, secured by first lien on CYMRI’s oil and gas properties and deposits held by stockholders	$2,675,000	$4,955,000

$7,000,000 revolving line of credit with a bank, interest at 1.0% above prime payable monthly through maturity in May 2010, secured by accounts receivable of domestic petroleum services businesses	—	3,133,663

Notes payable to former CYMRI shareholders, bearing interest at 10%, payable in total monthly installments of $65,335 beginning in June 2006 through maturity at May 2008, and secured by substantially all assets, subject to liens on oil and gas properties	—	2,261,166

Notes payable to 8 individuals, incurred in acquisition of CYMRI, bearing interest at 10%, interest only payable monthly beginning in July 2006 through extended maturity in March 2010, unsecured	1,125,000	2,250,000

$4,000,000 (Cdn) revolving line of credit with a bank, interest at 4.5% above Canadian prime payable monthly through maturity in May 2010, secured by accounts receivable of Canadian petroleum services business	2,934,126	1,469,602

$1,500,000 term loan from a bank, interest at 4.0% above prime payable monthly through maturity in March 2009, secured by accounts receivable of petroleum services businesses	—	506,020

Notes payable to 3 individuals, incurred by CYMRI in acquisition of a subsidiary, bearing interest at 8%, payable in total monthly installments of $54,219 beginning in March 2005 through maturity at February 2010, secured by subsidiary’s oil and gas properties	—	1,290,983

Notes payable to 2 individuals, incurred in acquisition of Decca, bearing interest at 9%, payable in monthly installments of $30,099 (Cdn) from April 1, 2007 through March 31, 2012, unsecured	1,149,036	1,381,684

Advances from stockholders, bearing interest at 10%, interest only payable monthly through various maturities, unsecured	682,317	1,357,317

Other short term notes for liability insurance and accrued payables, interest rates at 7% to 9%	146,362	952,205
	8,711,841	19,557,640
Current portion of long term debt	(3,723,679)	(6,581,127)

	$4,988,162	$12,976,513

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

(9)           Liquidity

The Company has reported substantial consolidated operating losses and working capital deficits since completing the acquisitions of CYMRI/PEI in May 2006 and Decca in March 2007 (see Note 2).  In order to address its liquidity needs, the Company’s Board of Directors authorized Management in July 2007 to pursue a range of alternative actions including the sale of one or more of the Company’s operating assets or businesses.  This decision by the Board of Directors ultimately led the Company to seek the sales of: (a) Tradestar Construction to a private construction staffing company in October 2007; and (b) PEI to an affiliate of Hamilton in March 2008 (see Note 3).  Additionally, the Company granted Hamilton a three month, non-binding option to acquire Decca which expired unexercised on June 9, 2008.  The Company is also considering a possible sale of its Exploration & Production business and the effective liquidation of its remaining business operations, however, there is presently no firm commitment to sell the Exploration & Production business.

(10)         Segment Information

With the sales of Tradestar Construction in October 2007 and PEI in March 2008 (see Note 3), the Company’s remaining operations are in the Canadian Energy Services and domestic Exploration & Production segments.  The table below reflects the allocation of certain Income Statement and Balance Sheet data between these two reportable segments for the three months ended March 31, 2008 (in 000’s):

	Energy	Exploration &
	Services	Production
	(Can.)	(U. S.)	Total
Income Statement Data:
Operating revenues	$7,754	$1,049	$8,803
Other revenues	86	—	86
Total revenues	7,840	1,049	8,889
Depreciation, depletion & amortization	—	(159)	(159)
Other allocable operating expenses	(6,924)	(543)	(7,467)
Gross profit	916	347	1,263
General & administrative			(1,852)
Loss from operations			(589)
Interest expense			(608)
Net loss from continuing operations before taxes			$(1,197)

Balance Sheet Data:
Subsidiary assets	$5,088	$6,959	$12,047
Goodwill	4,936	—	4,936
Segment assets	10,024	6,959	16,983
Corporate assets			3,919
Consolidated assets			$20,902

Due to the significant organizational changes resulting from the sales of Tradestar Construction in October 2007 and PEI in March 2008, the Company does not believe that the presentation of segment information for the prior year period is meaningful.

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

On March 11, 2008, we sold the capital stock of our domestic Energy Services subsidiary, PEI, to Hamilton Engineering, Inc. (“Hamilton”) for a total sales price of $15.0 million and granted Hamilton a three month, non-binding option to acquire the capital stock of our Canadian Energy Services subsidiary, Decca, for $4.25 million which expired unexercised on June 9, 2008.  We applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of PEI under a revolving bank credit agreement in the amount of $3.2 million and unsecured seller debt and other liabilities in the amount of $4.5 million.  We recognized a pre-tax gain from the sale of PEI in the first quarter of 2008 in the estimated amount of $1,350,000.  We have reported the revenues and expenses of PEI for the period that we owned it in 2008 and 2007 as discontinued operations in the accompanying Consolidated Statement of Operations.  As a result of this sale, we exited from the domestic portion of our Energy Services segment leaving us with the Canadian portion of our Energy Services segment as well as our operations in the Exploration & Production segment.

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

Costs of continuing Energy Services for the three months ended March 31, 2008 were $6,924,000 versus $1,815,000 for the three months ended March 31, 2007.  The 2008 amount consists of three months of costs from Decca, acquired effective March 1, 2007, whereas the 2007 amount only includes one month of Decca’s costs.  Costs of Energy Services for the three months ended March 31, 2008 represented approximately 89% of revenues, consistent with the historical percentage experienced by Decca for this period.

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

Selling, general and administrative (“SG&A”) expenses attributable to continuing operations for the three months ended March 31, 2008 were $1,852,000 compared to $774,000 for the three months ended March 31, 2007.  This increase was due to non-recurring SG&A expenses associated with the sale of PEI to Hamilton in March 2008 (including Board approved executive severance costs of $675,000) as well as SG&A expenses applicable to Decca’s Canadian Energy Services operations, acquired effective March 1, 2007, for a total of three months in the 2008 period versus only one month in the 2007 period.

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

Strategic Plans

The Company has reported substantial consolidated operating losses and working capital deficits since completing the acquisitions of CYMRI/PEI in May 2006 and Decca in March 2007.  In order to address its liquidity needs, the Company’s Board of Directors authorized Management in July 2007 to pursue a range of alternative actions including the sale of one or more of the Company’s operating assets or businesses.  This decision by the Board of Directors ultimately led the Company to seek the sales of: (a) Tradestar Construction to a private construction staffing company in October 2007; and (b) PEI to an affiliate of Hamilton in March 2008.  Additionally, the Company granted Hamilton a three month, non-binding option to acquire Decca which expired unexercised on June 9, 2008.  The Company is also considering a possible sale of its Exploration & Production business and the effective liquidation of its remaining business operations, however, there is presently no firm commitment to sell the Exploration & Production business.

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

ITEM 3.       CONTROLS AND PROCEDURES

As of the date of this report, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934.  Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are effective in timely alerting each of them to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report. Nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.  The Company has made no changes in its internal controls over financial reporting in the most recent quarterly reporting period that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting, other than those changes that arose as a result of the sale of PEI to Hamilton in March 2008, as more fully described in Note 3, “Discontinued Operations.”  The Company is continuing to make certain organizational changes as a result of the PEI sale as well as the election of a new Chief Executive Officer and the resignation of certain Board members on May 27, 2008.  The Company believes that these organizational changes are appropriate in light of its current level of operations.  However, the Company does not expect that these changes will result in substantially diminished internal controls over financial reporting.

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

As further described in Note 3 to the Condensed Consolidated Financial Statements, the Company sold the capital stock of PEI to Hamilton on March 11, 2008 for a total sales price of $15.0 million and granted Hamilton a three month, non-binding option to acquire the capital stock of Decca for $4.25 million which expired unexercised on June 9, 2008

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

June 26, 2008