Form 10-Q
period 2008-06-30
STRATUM HOLDINGS, INC.
filed 2008-08-13
CIK 1277998

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Six Months Ended June 30, 2008

Commission File No. 000-51229

STRATUM HOLDINGS, INC.

(Exact Name of Registrant as specified in its charter)

Nevada	51-0482104
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Three Riverway, Suite 1500
Houston, Texas	77056
(Address of principal	(zip code)
executive offices)

(713) 479-7000

 (Registrant’s telephone number, including area code)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer ☐, an accelerated filer ☐, a non-accelerated filer ☐, or a smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares outstanding of Common Stock, par value $.001 per share, as of August 12, 2008 was 26,556,429 shares and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the NASD Bulletin Board on August 12, 2008) was approximately $539,700.

STRATUM HOLDINGS, INC.

FORM 10-Q

JUNE 30, 2008

STRATUM HOLDINGS, INC.

Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$296,811	$238,395
Restricted cash (Note 3)	1,500,000	—
Accounts receivable	2,840,923	2,970,842
Prepaid expenses and other	312,576	978,648
Current assets of discontinued operations	357,407	6,894,723
Total current assets	5,307,717	11,082,608

Property and equipment:
Oil and gas properties (full cost method)	13,854,590	13,653,081
Other property and equipment	126,544	91,209
	13,981,134	13,744,290
Less: Accumulated depreciation, depletion & amortization	(8,132,008)	(7,874,894)
Net property and equipment	5,849,126	5,869,396

Other assets:
Restricted cash (Note 3)	1,604,408	—
Goodwill	4,936,313	4,936,313
Deferred income taxes	—	451,400
Other assets	82,766	132,361
Noncurrent assets of discontinued operations	—	9,681,080
Total other assets	6,623,487	15,201,154

Total assets	$17,780,330	$32,153,158

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,352,924	$3,347,205
Accounts payable	2,067,017	2,491,527
Accrued liabilities	1,342,785	1,238,047
Income taxes payable	1,013,000	—
Current liabilities of discontinued operations	—	4,639,716
Total current liabilities	7,775,726	11,716,495

Long-term debt, net of current portion
Continuing operations	3,567,104	9,018,603
Discontinued operations	—	3,957,911
Deferred income taxes	1,168,500	1,193,400
Total liabilities	12,511,330	25,886,409

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized, None issued	—	—
Common stock, $.001 par value per share, 50,000,000 shares authorized, 26,556,429 and 25,393,572 shares issued and outstanding, respectively	26,556	25,394
Additional paid in capital	12,641,134	12,095,362
Accumulated deficit	(7,244,224)	(5,825,688)
Accumulated foreign currency translation adjustment	(154,466)	(28,319)
Total stockholders’ equity	5,269,000	6,266,749

Total liabilities and stockholders’ equity	$17,780,330	$32,153,158

See accompanying notes to consolidated financial statements.

STRATUM HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2008	2007
Revenues:
Energy services	$4,648,573	$2,551,070
Oil and gas sales	1,179,147	724,162
Other	11,322	8,527
	5,839,042	3,283,759
Expenses:
Energy services	4,418,048	2,272,856
Lease operating expense	527,256	339,026
Depreciation, depletion & amortization	91,337	207,365
Impairment expense	—	—
Workover expense	84,990	263,730
Selling, general and administrative	810,908	1,109,957
	5,932,539	4,192,934

Loss from operations	(93,497)	(909,175)
Other expenses:
Interest expense	(238,239)	(391,178)

Loss from continuing operations before income taxes	(331,736)	(1,300,353)
Benefit from income taxes	112,900	442,120
Net loss from continuing operations	(218,836)	(858,233)
Discontinued operations, net of tax
Construction staffing	—	66,734
Energy services	—	254,958
Net loss	$(218,836)	$(536,541)

Net income (loss) per share, basic and diluted
Net loss from continuing operations	$(0.01)	$(0.03)
Discontinued operations	—	0.01
Net loss	$(0.01)	$(0.02)

Weighted average shares outstanding, basic and diluted	26,556,429	25,393,572

 See accompanying notes to consolidated financial statements.

STRATUM HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Revenues:
Energy services	$12,402,762	$4,507,224
Oil and gas sales	2,228,177	1,408,867
Other	97,433	77,499
	14,728,372	5,993,590
Expenses:
Energy services	11,341,863	4,087,834
Lease operating expense	926,859	711,791
Depreciation, depletion & amortization	250,053	418,532
Impairment expense	—	—
Workover expense	229,006	455,006
Selling, general and administrative	2,662,995	1,883,560
	15,410,776	7,556,723

Loss from operations	(682,404)	(1,563,133)
Other expenses:
Interest expense	(846,399)	(706,548)

Loss from continuing operations before income taxes	(1,528,803)	(2,269,681)
Benefit from income taxes	519,800	771,692
Net loss from continuing operations	(1,009,003)	(1,497,989)
Discontinued operations, net of tax
Construction staffing	—	176,897
Energy services	(409,533)	644,837
Net loss	$(1,418,536)	$(676,255)

Net income (loss) per share, basic and diluted
Net loss from continuing operations	$(0.04)	$(0.06)
Discontinued operations	(0.01)	0.03
Net loss	$(0.05)	$(0.03)

Weighted average shares outstanding, basic and diluted	26,067,037	24,969,815

 See accompanying notes to consolidated financial statements.

STRATUM HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows provided (used in) operating activities:
Net loss from continuing operations	$(1,009,003)	$(1,497,989)
Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operations:
Depreciation, depletion & amortization	250,053	418,532
Impairment expense	—	—
Deferred income taxes	(519,800)	(771,692)
Stock based compensation	546,934	226,307
Other changes, net	(69,491)	(131,006)
Net cash flows from continuing operations	(801,307)	(1,755,848)
Net cash flows from discontinued operations	1,838,587	1,394,618
Total cash flows from operating activities	1,037,280	(361,230)

Cash flows provided (used in) investing activities:
Sale of subsidiary	11,895,592	—
Purchase of subsidiary	—	(151,841)
Purchase of property and equipment	(236,844)	(279,668)
Net cash flows from investing activities	11,658,748	(431,509)

Cash flows provided (used in) financing activities:
Proceeds from long term debt	—	2,507,593
Payments of long term debt	(12,704,339)	(3,356,347)
Net proceeds of stockholder advances	66,727	650,297
Proceeds from issuance of common stock	—	675,000
Proceeds from exercise of warrants	—	75,000
Proceeds from exercise of options	—	22,500
Net cash flows from financing activities	(12,637,612)	574,043

Net increase in cash and cash equivalents	58,416	(218,696)

Cash and equivalents at beginning of period	238,395	261,010

Cash and equivalents at end of period	$296,811	$42,314

Supplemental cash flow data:
Cash paid for interest	$846,399	$706,548
Cash paid for income taxes	—	—

Supplemental investing cash flow data:
Restricted cash withheld on sale of subsidiary—current	$1,500,000	—
Restricted cash withheld on sale of subsidiary—noncurrent	1,600,000	—

See accompanying notes to consolidated financial statements.

STRATUM HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)           Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, in accordance with accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of June 30, 2008, the results of its operations for the three month and six month periods ended June 30, 2008 and 2007, and cash flows for the six month periods ended June 30, 2008 and 2007.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Interim results of operations are not necessarily indicative of results for subsequent interim periods. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2007.

The Company has recently undergone a change of control at the shareholder level as more fully described in the Current Report on Form 8-K, filed on June 3, 2008. As a result, the Company’s main focus is presently on the domestic Exploration & Production business with a secondary focus on the Canadian Energy Services business.

(2)           Corporate Acquisitions

On May 23, 2006, the Company acquired the outstanding common stock of CYMRI Corporation (“CYMRI”) for total consideration of $12.7 million paid in a combination of cash, notes payable and 12,540,000 shares of Common Stock.  At the time of the acquisition, CYMRI was engaged in the Exploration & Production business with properties located in Texas and Louisiana while its subsidiary, Petroleum Engineers, Inc. (“PEI”), performed Energy Services largely for customers in the United States.  The Company has accounted for the acquisition of CYMRI, at a deemed effective date of June 1, 2006, as a purchase with Stratum treated as the acquirer.  As further discussed in Note 3, the Company sold the capital stock of PEI to a third party in March 2008 while retaining the Exploration & Production business.

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
$5,784,400

On March 11, 2008, the Company sold the capital stock of PEI to Hamilton Engineering, Inc. (“Hamilton”) for a total sales price of $15.0 million and granted Hamilton a three month, non-binding option to acquire the capital stock of Decca for $4.25 million which expired unexercised on June 9, 2008 (see Note 3).  The Company presently has no plans to sell Decca or any other assets or subsidiaries.

(3)           Discontinued Operations

On October 26, 2007, the Company sold substantially all of the assets of its wholly-owned subsidiary, Tradestar Construction Services, Inc. (“Tradestar Construction”) to a private construction staffing company receiving cash proceeds of $3.2 million, plus a working capital adjustment, and applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of Tradestar Construction under a revolving bank credit agreement in the amount of $1,810,210 and a bank term loan in the amount of $451,920 (see Note 4).  The Company reported a pre-tax gain from the sale of these assets in the fourth quarter of 2007 in the amount of $1,664,000.  The results of discontinued operations of Tradestar Construction for the six months ended June 30, 2007 are summarized as follows:

Construction staffing revenues	$7,163,066
Cost of construction staffing	(5,571,842)
Gross profit	1,591,224
General & administrative	(1,263,364)
Interest expense, net	(59,835)
Net income before taxes	268,025
Provision for income taxes	(91,128)
Net income	$176,897

On March 11, 2008, the Company sold the capital stock of its domestic Energy Services subsidiary, PEI, to Hamilton for a total sales price of $15.0 million and granted Hamilton a three month, non-binding option to acquire the capital stock of its Canadian Energy Services subsidiary, Decca, for $4.25 million which expired unexercised on June 9, 2008.  The Company applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of PEI under a revolving bank credit agreement in the amount of $3.2 million and unsecured seller debt and other liabilities in the amount of $4.5 million (see Note 4).  The Company recognized a pre-tax gain from the sale of PEI in the first quarter of 2008 in the estimated amount of $1,350,000.  The results of discontinued operations of PEI for the six months ended June 30, 2008 and 2007, including the gain in the first quarter of 2008, are summarized as follows:

	Six Months Ended June 30,
	2008	2007

Energy services revenues	$3,876,949	$14,226,386
Cost of energy services	(2,919,987)	(10,476,322)
Gross profit	956,962	3,750,064
General & administrative	(914,929)	(2,614,231)
Interest expense, net	(255,321)	(158,808)
Gain on sale	1,349,855	—
Net income before taxes	1,136,567	977,025
Provision for income taxes	(1,546,100)	(332,188)
Net income (loss)	$(409,533)	$644,837

As a result of the sale of PEI, the Company exited from the domestic Energy Services segment leaving only its operations in the Canadian Energy Services and Exploration & Production segments.  In conjunction with the sale of PEI, the Company has indemnified Hamilton with respect to certain pre-sale contingencies for a two year period.  In order to secure these indemnities, Hamilton withheld $1.6 million of the sales proceeds in an escrow account.  Upon the expiration of the indemnity period, the unexpended balance of the escrow account will revert to the Company.  The escrow account and a $1.5 million tax reserve related to the PEI sale are reflected as restricted cash on the balance sheet as of June 30, 2008.

(4)           Long Term Debt

As of June 30, 2008 and December 31, 2007, the Company had the following long-term debt obligations:

	June 30,	December 31,
	2008	2007
$20,000,000 line of credit with a bank, principal payable $115,000 per month through extended maturity on January 1, 2009, interest at 1.0% above prime payable monthly, secured by first lien on CYMRI’s oil and gas properties and deposits held by stockholders	$2,330,000	$4,955,000

$7,000,000 revolving line of credit with a bank, interest at 1.0% above prime payable monthly through maturity in May 2010, secured by accounts receivable of domestic petroleum services businesses	—	3,133,663

Notes payable to former CYMRI shareholders, bearing interest at 10%, payable in total monthly installments of $65,335 beginning in June 2006 through maturity at May 2008, and secured by substantially all assets, subject to liens on oil and gas properties	—	2,261,166

Notes payable to 8 individuals, incurred in acquisition of CYMRI, bearing interest at 10%, interest only payable monthly beginning in July 2006 through extended maturity in March 2010, unsecured	1,125,000	2,250,000

$4,000,000 (Cdn) revolving line of credit with a bank, interest at 4.5% above Canadian prime payable monthly through maturity in May 2010, secured by accounts receivable of Canadian petroleum services business	819,178	1,469,602

$1,500,000 term loan from a bank, interest at 4.0% above prime payable monthly through maturity in March 2009, secured by accounts receivable of petroleum services businesses	—	506,020

Notes payable to 3 individuals, incurred by CYMRI in acquisition of a subsidiary, bearing interest at 8%, payable in total monthly installments of $54,219 beginning in March 2005 through maturity at February 2010, secured by subsidiary’s oil and gas properties	—	1,290,983

Notes payable to 2 individuals, incurred in acquisition of Decca, bearing interest at 9%, payable in monthly installments of $30,099 (Cdn) from April 1, 2007 through March 31, 2012, unsecured	1,085,608	1,381,684

Advances from stockholders, bearing interest at 10%, interest only payable monthly through various maturities, unsecured	1,457,318	1,357,317

Other short term notes for liability insurance and accrued payables, interest rates at 7% to 9%	102,924	952,205
	6,920,028	19,557,640
Current portion of long term debt	(3,352,924)	(6,581,127)

	$3,567,104	$12,976,513

Borrowings under the bank credit agreement secured by CYMRI’s oil and gas properties are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  The terms of the bank credit agreement require CYMRI to maintain certain financial covenants regarding working capital ratio, interest coverage level, the ratio of loan balance to loan balance plus stockholders’ equity, and the non-payment of dividends, for which CYMRI has received certain forbearances from the bank since the second quarter of 2007.  The bank credit agreement expired on November 30, 2007, however, the bank agreed to initially extend the term of the debt to March 31, 2008, with the requirement that CYMRI continue to make monthly payments of $115,000 principal plus accrued interest.  Pursuant to the terms of this extension, the Company made an additional principal payment of $1,948,468 in March 2008 using a portion of the proceeds from the sale of PEI (see Note 3).  In March 2008, the bank agreed to further extend the maturity of the debt to January 1, 2009, with the requirement that CYMRI continue to make monthly payments of $115,000 principal plus accrued interest, reducing the outstanding balance at June 30, 2008 to $2,330,000.  On August 5, 2008, CYMRI refinanced this debt with another bank under a new two year credit agreement, containing similar terms.  The new credit agreement has an initial borrowing base of $3,400,000, reducing by $125,000 per month, beginning September 1, 2008.

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

(5)           Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period, including the issuance of 385,714 shares in a private placement at $1.75 per share for gross proceeds of $675,000 in the first quarter of 2007.  Diluted income (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period and potentially dilutive common share equivalents, consisting of stock options and warrants, under the Treasury Stock Method. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive.  Because of the net loss for the three months and six months ended June 30, 2008 and 2007, the basic and diluted average outstanding shares are considered the same, since including the shares would have an antidilutive effect on the net loss per share calculation.

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

Option activity with directors and employees since January 1, 2007 were as follows (including options granted to directors outside of the plan):

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at January 1, 2007	1,694,100	$1.34
Options granted	400,000	2.10
Options exercised	(125,000)	(0.18)
Options forfeited	(154,500)	(2.10)
Outstanding at December 31, 2007	1,814,600	1.53
Options forfeited	(1,209,600)	(2.10)
Outstanding at June 30, 2008	605,000	$0.85	2.6	$—

Exercisable at June 30, 2008	385,000	$0.56	2.4	$—

Stock-based compensation expense in the amounts of $266,934 and $226,307 for the six month periods ended June 30, 2008 and 2007, respectively, have been recognized as a current period expense in the accompanying Consolidated Financial Statements.  As of June 30, 2008, total unrecognized compensation cost of approximately $30,000 related to stock options is expected to be recognized over a weighted average period of approximately 3.2 years.  The estimated fair value of the options granted to employees under the plan was calculated using a Black Scholes option pricing model. The following schedule reflects the assumptions included in this model as it relates to the valuation of such options: (a) Expected volatility – 95%; (b) Expected risk free interest rate – 6%; (c) Expected dividend yield – zero; (d) Expected option term – 3 years; and (e) Forfeitures – 0%, subject to adjustment for actual experience.  The aggregate intrinsic value of employee options granted as of June 30, 2008 was zero as there were no in-the-money options at that date.

In conjunction with the sale of PEI to Hamilton in March 2008 (see Note 3), the Company’s Chief Executive Officer resigned his position with the Company.  Pursuant to a Board approved severance agreement, the Company made a cash severance payment to the former Chief Executive Officer in the amount of $200,000 and granted him an additional severance benefit via the issuance of 1,142,857 restricted shares of Common Stock with a then current value of $280,000.  The value of the restricted shares issued to the former Chief Executive Officer was included in stock-based compensation expense in the first quarter of 2008.

(7)           Stockholder Advances

The Company received net stockholder advances in the amount of $67,000 in the six months ended June 30, 2008 and received net stockholder advances in the amount of $650,000 in the six months ended June 30, 2007.  Stockholder advances, excluding amounts advanced to finance the cash portion of the CYMRI purchase price (see Note 2), are reflected as unsecured long term debt obligations and accrue interest at a rate of 10% per annum.

(8)           Contingencies

Triumph Energy, Inc., a subsidiary in the Exploration & Production segment, is a defendant in certain lawsuits involving professional liability arising in the normal course of business.  In June 2008, Triumph settled one of these lawsuits at a net cost to the company of $167,000 which was recognized as an expense in the second quarter of 2008.  It is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations of any of the other actions against Triumph.  However, management believes that Triumph has meritorious defenses in each case and is vigorously defending these matters.

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

(9)           Segment Information

With the sales of Tradestar Construction in October 2007 and PEI in March 2008 (see Note 3), the Company’s remaining operations are in the Canadian Energy Services and domestic Exploration & Production segments.  The table below reflects the allocation of certain Income Statement and Balance Sheet data between these two reportable segments for the six months ended June 30, 2008 (in 000’s):

	Energy	Exploration &
	Services	Production
	(Can.)	(U. S.)	Total
Income Statement Data:
Operating revenues	$12,403	$2,228	$14,631
Other revenues	97	—	97
Total revenues	12,500	2,228	14,728
Depreciation, depletion & amortization	—	(250)	(250)
Other allocable operating expenses	(11,342)	(1,156)	(12,498)
Gross profit	1,158	822	1,980
General & administrative			(2,663)
Loss from operations			(683)
Interest expense			(846)
Net loss from continuing operations before taxes			$(1,529)

Balance Sheet Data:
Subsidiary assets	$2,262	$7,003	$9,265
Goodwill	4,936	—	4,936
Segment assets	7,198	7,003	14,201
Corporate assets			3,579
Consolidated assets			$17,780

Due to the significant organizational changes resulting from the sales of Tradestar Construction in October 2007 and PEI in March 2008, the Company does not believe that the presentation of segment information for the prior year period is meaningful.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q, and future Annual Reports on Form 10-K and any Current Reports on Form 8-K.

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

On March 11, 2008, we sold the capital stock of our domestic Energy Services subsidiary, PEI, to Hamilton Engineering, Inc. (“Hamilton”) for a total sales price of $15.0 million and granted Hamilton a three month, non-binding option to acquire the capital stock of our Canadian Energy Services subsidiary, Decca, for $4.25 million which expired unexercised on June 9, 2008.  We presently have no plans to sell Decca or any other assets or subsidiaries.  We applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of PEI under a revolving bank credit agreement in the amount of $3.2 million and unsecured seller debt and other liabilities in the amount of $4.5 million.  We recognized a pre-tax gain from the sale of PEI in the first quarter of 2008 in the estimated amount of $1,350,000.  We have reported the revenues and expenses of PEI for the period that we owned it in 2008 and 2007 as discontinued operations in the accompanying Consolidated Statement of Operations.  As a result of this sale, we exited from the domestic portion of our Energy Services segment leaving us with the Canadian portion of our Energy Services segment as well as our operations in the Exploration & Production segment.

Following the PEI sale, our main focus is now on the domestic Exploration & Production business with a secondary focus on the Canadian Energy Services business.

Results of Operations

The following discussion reflects the revenues and expenses of our retained Canadian Energy Services and Exploration & Production segments as continuing operations while the revenues and expenses of our exited domestic Energy Services and Construction Staffing segments are reported as discontinued operations.

Three months ended June 30, 2008 versus three months ended June 30, 2007 — Total revenues from continuing operations for the three months ended June 30, 2008 were $5,839,000 compared to $3,284,000 for the three months ended June 30, 2007.

Revenues from continuing Energy Services for the three months ended June 30, 2008 were $4,649,000 compared to $2,551,000 for the three months ended June 30, 2007.  The amounts in both periods were entirely attributable to Decca, acquired effective March 1, 2007.  Total billings for continuing Energy Services in the three months ended June 30, 2008, exclusive of cost reimbursements, were approximately 3,500 man days at an average billing rate of approximately $1,325 per day.

Revenues from oil and gas sales for the three months ended June 30, 2008 were $1,179,000 compared to $724,000 for the three months ended June 30, 2007.   In the three months ended June 30, 2008, revenues from oil production were $982,000, reflecting volumes of 9,679 barrels at an average price of $101.43 per barrel, while gas revenues were $197,000, reflecting volumes of 21,805 Mcf at an average price of $9.06 per Mcf.  In the three months ended June 30, 2007, revenues from oil production were $553,000, reflecting volumes of 9,527 barrels at an average price of $58.08 per barrel, while gas revenues were $171,000, reflecting volumes of 23,781 Mcf at an average price of $7.18 per Mcf.

Costs of continuing Energy Services for the three months ended June 30, 2008 were $4,418,000 versus $2,273,000 for the three months ended June 30, 2007.  The amounts in both periods were entirely attributable to Decca, acquired effective March 1, 2007.  Costs of Energy Services for the three months ended June 30, 2008 represented approximately 95% of revenues, consistent with the historical percentage experienced by Decca for this period, which is typically the quarter of lowest service volumes.

Lease operating expenses (“LOE”), including production taxes, were $527,000 for the three months ended June 30, 2008 versus $339,000 for the three months ended June 30, 2007, representing LOE of CYMRI’s oil and gas production operations, acquired effective June 1, 2006.  This increase was due to certain non-recurring expenses in the second quarter of 2008.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended June 30, 2008 was $91,000 versus $207,000 for the three months ended June 30, 2007, largely representing DD&A of CYMRI’s oil and gas properties, acquired effective June 1, 2006.  This decrease was primarily due to a non-cash impairment adjustment in the carrying value of CYMRI’s oil and pas properties which was booked in the third quarter of 2007 in the amount of $7,000,000.

Workover expenses for the three months ended June 30, 2008 were $85,000 versus $264,000 for the three months ended June 30, 2007, representing workovers on CYMRI’s South Texas oil and gas properties, acquired effective June 1, 2006.  This decrease was due to the decline in the number of workover operations in the second quarter of 2008 compared to the second quarter of 2007.

Selling, general and administrative (“SG&A”) expenses attributable to continuing operations for the three months ended June 30, 2008 were $811,000 compared to $1,110,000 for the three months ended June 30, 2007.  This decrease was primarily due to the reduction in corporate overhead expenses following the sale of PEI to Hamilton in March 2008.

Interest expense attributable to continuing operations for the three months ended June 30, 2008 was $238,000 versus $391,000 for the three months ended June 30, 2007.  This decrease was primarily due to the repayment of certain corporate debt obligations in conjunction with the sale of PEI to Hamilton in March 2008.

Income taxes attributable to continuing operations were a benefit of $113,000 and $442,000 for the three months ended June 30, 2008 and 2007, respectively, and reflect a benefit rate of 34% on a pre-tax net loss of $332,000 in the three months ended June 30, 2008.

Income from discontinued Construction Staffing operations, net of income taxes, was zero for the three months ended June 30, 2008 versus $67,000 for the three months ended June 30, 2007.  As further described in Note 3 of the Consolidated Financial Statements, we sold substantially all of the assets of Tradestar Construction to a private construction staffing company in October 2007.  The results of operations of our Construction Staffing business have been classified as discontinued operations in the Consolidated Statement of Operations, net of income tax expense at the statutory rate.

Income from discontinued Energy Services operations, net of income taxes, was zero for the three months ended June 30, 2008 versus $255,000 for the three months ended June 30, 2007.  As further described in Note 3 of the Consolidated Financial Statements, we sold the capital stock of our domestic Energy Services subsidiary, PEI, to Hamilton in March 2008.  The results of operations of our domestic Energy Services business have been classified as discontinued operations in the Consolidated Statement of Operations, net of income tax expense at the statutory rate.

Six months ended June 30, 2008 versus six months ended June 30, 2007 — Total revenues from continuing operations for the six months ended June 30, 2008 were $14,728,000 compared to $5,994,000 for the six months ended June 30, 2007.

Revenues from continuing Energy Services for the six months ended June 30, 2008 were $12,403,000 compared to $4,507,000 for the six months ended June 30, 2007.  The 2008 amount consists of six months of revenues from Decca, acquired effective March 1, 2007, whereas the 2007 amount only includes four months of Decca’s revenues.  Total billings for continuing Energy Services in the six months ended June 30, 2008, exclusive of cost reimbursements, were approximately 9,940 man days at an average billing rate of approximately $1,250 per day.

Revenues from oil and gas sales for the six months ended June 30, 2008 were $2,228,000 compared to $1,409,000 for the six months ended June 30, 2007.  In the six months ended June 30, 2008, revenues from oil production were $1,860,000, reflecting volumes of 19,321 barrels at an average price of $96.29 per barrel, while gas revenues were $368,000, reflecting volumes of 44,321 Mcf at an average price of $8.30 per Mcf.  In the six months ended June 30, 2007, revenues from oil production were $1,062,000, reflecting volumes of 18,689 barrels at an average price of $56.82 per barrel, while gas revenues were $347,000, reflecting volumes of 48,565 Mcf at an average price of $7.14 per Mcf.

Costs of continuing Energy Services for the six months ended June 30, 2008 were $11,342,000 versus $4,088,000 for the six months ended June 30, 2007.  The 2008 amount consists of six months of costs from Decca, acquired effective March 1, 2007, whereas the 2007 amount only includes four months of Decca’s costs.   Costs of Energy Services for the six months ended June 30, 2008 represented approximately 92% of revenues, consistent with the historical percentage experienced by Decca for this period.

Lease operating expenses (“LOE”), including production taxes, were $927,000 for the six months ended June 30, 2008 versus $712,000 for the six months ended June 30, 2007, representing LOE of CYMRI’s oil and gas production operations, acquired effective June 1, 2006.  This increase was due to certain non-recurring expenses in the second quarter of 2008.

Depreciation, depletion and amortization (“DD&A”) expense for the six months ended June 30, 2008 was $250,000 versus $418,000 for the six months ended June 30, 2007, largely representing DD&A of CYMRI’s oil and gas properties, acquired effective June 1, 2006.  This decrease was primarily due to a non-cash impairment adjustment in the carrying value of CYMRI’s oil and pas properties which was booked in the third quarter of 2007 in the amount of $7,000,000.

Workover expenses for the six months ended June 30, 2008 were $229,000 versus $455,000 for the six months ended June 30, 2007, representing workovers on CYMRI’s South Texas oil and gas properties, acquired effective June 1, 2006.  This decrease was due to the decline in the number of workover operations in the first half of 2008 compared to the first half of 2007.

Selling, general and administrative (“SG&A”) expenses attributable to continuing operations for the six months ended June 30, 2008 were $2,663,000 compared to $1,883,000 for the six months ended June 30, 2007.  This increase was due to non-recurring SG&A expenses associated with the sale of PEI to Hamilton in March 2008 (including Board approved executive severance costs of $675,000) as well as SG&A expenses applicable to Decca’s Canadian Energy Services operations, acquired effective March 1, 2007, for a total of six months in the 2008 period versus only four months in the 2007 period.

Interest expense attributable to continuing operations for the six months ended June 30, 2008 was $846,000 versus $707,000 for the six months ended June 30, 2007.  This increase largely reflected interest expense applicable to Decca’s Canadian Energy Services operations, acquired effective March 1, 2007, for a total of six months in the 2008 period versus only four months in the 2007 period.

Income taxes attributable to continuing operations were a benefit of $520,000 and $772,000 for the six months ended June 30, 2008 and 2007, respectively, and reflect a benefit rate of 34% on a pre-tax net loss of $1,529,000 in the six months ended June 30, 2008.

Income from discontinued Construction Staffing operations, net of income taxes, was zero for the six months ended June 30, 2008 versus $177,000 for the six months ended June 30, 2007.  As further described in Note 3 of the Consolidated Financial Statements, we sold substantially all of the assets of Tradestar Construction to a private construction staffing company in October 2007.  The results of operations of our Construction Staffing business have been classified as discontinued operations in the Consolidated Statement of Operations, net of income tax expense at the statutory rate.

Income from discontinued Energy Services operations, net of income taxes, was a net loss of $410,000 for the six months ended June 30, 2008 versus net income of $645,000 for the six months ended June 30, 2007.  As further described in Note 3 of the Consolidated Financial Statements, we sold the capital stock of our domestic Energy Services subsidiary, PEI, to Hamilton in March 2008.  The results of operations of our domestic Energy Services business, including the pre-tax gain in the estimated amount of $1,350,000 realized on the sale, have been classified as discontinued operations in the Consolidated Statement of Operations, net of applicable income tax expense reflecting the estimated taxable gain on the sale in the 2008 period.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities from continuing operations for the six months ended June 30, 2008 was $801,000 compared to $1,756,000 for the six months ended June 30, 2007.  Net cash provided by operating activities from discontinued operations for the six months ended June 30, 2008 was $1,838,000 compared to $1,395,000 for the six months ended June 30, 2007.  This increase in operating cash flow was primarily due to changes in relative timing between the accrual and payment of accounts receivable and accounts payable associated with discontinued operations.

Investing activities.  Net cash provided by investing activities for the six months ended June 30, 2008 was $11,659,000 compared to net cash used in investing activities of $432,000 for the six months ended June 30, 2007.  This increase was largely due to the sale of PEI to Hamilton in March 2008 for $15.0 million, less purchases of current restricted cash in the amount of $1.5 million and non-current restricted cash in the amount of $1.6 million, pursuant to the securities purchase agreement with Hamilton.

Financing activities. Net cash used in financing activities for the six months ended June 30, 2008 was $12,638,000 compared to net cash provided by financing activities of $574,000 for the six months ended June 30, 2007.  This decrease in financing cash flows was primarily due to non-recurring repayments of long term debt and stockholder advances which were made with the proceeds of the sale of PEI to Hamilton in March 2008 in the gross amount of $15.0 million.  As further described in the next two paragraphs, we have significantly reduced, but not eliminated, the Company’s ongoing debt service requirements.

Following the sales of Tradestar Construction in October 2007 and PEI in March 2008, we have remaining long term debt obligations to banks and other lenders (see Note 4, “Long Term Debt”).  A substantial portion of our long term debt is in the form of a bank credit facility secured by CYMRI’s producing oil and gas properties.  Borrowings under the bank credit agreement are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  The terms of the bank credit agreement require CYMRI to maintain certain financial covenants regarding working capital ratio, interest coverage level, the ratio of loan balance to loan balance plus stockholders’ equity, and the non-payment of dividends, for which CYMRI has received certain forbearances from the bank since the second quarter of 2007.  The bank credit agreement expired on November 30, 2007, however, the bank agreed to initially extend the term of the debt to March 31, 2008, with the requirement that CYMRI continue to make monthly payments of $115,000 principal plus accrued interest.  Pursuant to the terms of this extension, the Company made an additional principal payment of $1,948,468 in March 2008 using a portion of the proceeds from the sale of PEI.  In March 2008, the bank agreed to further extend the maturity of the debt to January 1, 2009, with the requirement that CYMRI continue to make monthly payments of $115,000 principal plus accrued interest, reducing the outstanding balance at June 30, 2008 to $2,330,000.  On August 5, 2008, CYMRI refinanced this debt with another bank under a new two year credit agreement, containing similar terms.  The new credit agreement has an initial borrowing base of $3,400,000, reducing by $125,000 per month, beginning September 1, 2008.  With the increase in the borrowing base and the elimination of the previous requirement for mandatory monthly principal payments, we believe that the new credit agreement represents a significant improvement for CYMRI over the existing credit agreement.

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

Strategic Plans

The Company has reported substantial consolidated operating losses and working capital deficits since completing the acquisitions of CYMRI/PEI in May 2006 and Decca in March 2007.  In order to address its liquidity needs, the Company’s Board of Directors authorized Management in July 2007 to pursue a range of alternative actions including the sale of one or more of the Company’s operating assets or businesses.  This decision by the Board of Directors ultimately led the Company to seek the sales of: (a) Tradestar Construction to a private construction staffing company in October 2007; and (b) PEI to an affiliate of Hamilton in March 2008.  Additionally, the Company granted Hamilton a three month, non-binding option to acquire Decca which expired unexercised on June 9, 2008.  The Company presently has no plans to sell Decca or any other assets or subsidiaries.

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in accordance with generally accepted accounting principles (GAAP) in the U.S.  This Statement is not expected to result in a change in current practice for financial statement issuers in the U.S.  This Statement does not require formal adoption and we do not expect it to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which establishes new disclosure requirements for derivative instruments and hedging activities.  We do not presently engage in hedging activities, therefore, we do not expect the adoption of SFAS 161 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”) a revision of SFAS No. 141.  SFAS 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies and requires the expensing of acquisition-related costs as incurred.  Generally, SFAS 141(R) will be effective for the Company on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009. We do not expect the adoption of SFAS 141(R) to have a material impact on our financial position or results of operations, provided we do not undertake a significant acquisition or business combination.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information for this Item is not required as the Registrant is a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES

As of the date of this report, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934.  Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are effective in timely alerting each of them to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report. Nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.  The Company has made no changes in its internal controls over financial reporting in the most recent quarterly reporting period that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.  The Company is continuing to make certain organizational changes as a result of the sale of PEI in March 2008 as well as the election of a new Chief Executive Officer and the resignation of certain Board members on May 27, 2008.  The Company believes that these organizational changes are appropriate in light of its current level of operations.  However, the Company does not expect that these changes will result in substantially diminished internal controls over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES

Following the Company’s recent strategic decision to not sell any of its remaining assets or businesses, management will undertake the necessary procedures to perform an evaluation of the Company’s internal controls over financial reporting in the year ending December 31, 2008.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 8 to Condensed Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

Information for this Item is not required as the Registrant is a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

10.1

Stock Purchase Agreement, dated May 27, 2008, by and among Larry M. Wright, Michael W. Hopkins, Frederick A. Huttner, Sheryl Huttner, Huttner 1999 Partnership Ltd., Richard A. Piske, III and Robert G. Wonish

10.2

Second Amended and Restated Credit Agreement, dated August 5, 2008, among CYMRI, L.L.C. and Triumph Energy, Inc. (as Borrowers) and Texas Capital Bank, N.A. (as Lender) for a Reducing Revolving Line of Credit of up to $25,000,000

10.3	Guaranty Agreement, dated August 5, 2008, executed by Stratum Holdings, Inc. (Guarantor) for benefit of Texas Capital Bank, N.A (as Lender).

10.4	Promissory Note, dated August 5, 2008, issued by CYMRI, L.L.C. and Triumph Energy, Inc. (as Makers) to Texas Capital Bank, N.A. (as Payee) in amount of $25,000,000

10.5	Security Agreement, dated August 5, 2008, among CYMRI, L.L.C. and Triumph Energy, Inc. (as Debtors) and Texas Capital Bank, N.A. (as Secured Party)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUM HOLDINGS, INC.

	/s/	Larry M. Wright
Larry M. Wright
Chief Executive Officer

	/s/	D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer

August 13, 2008