Form 10-Q
period 2008-09-30
STRATUM HOLDINGS, INC.
filed 2008-11-10
CIK 1277998

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Nine Months Ended September 30, 2008

Commission File No. 000-51229

STRATUM HOLDINGS, INC.

(Exact Name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	51-0482104 (IRS Employer Identification Number)

Three Riverway, Suite 1590 Houston, Texas (Address of principal executive offices)	77056 (zip code)

(713) 479-7050

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

The number of shares outstanding of Common Stock, par value $.001 per share, as of November 7, 2008 was 26,556,429 shares and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the OTC Bulletin Board on November 7, 2008) was approximately $404,700.

STRATUM HOLDINGS, INC.

FORM 10-Q

SEPTEMBER 30, 2008

STRATUM HOLDINGS, INC.

Consolidated Balance Sheet

(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$256,648	$238,395
Restricted cash (Note 3)	1,460,000	—
Accounts receivable	4,655,933	2,970,842
Prepaid expenses and other	440,658	978,648
Current assets of discontinued operations	357,407	6,894,723
Total current assets	7,170,646	11,082,608

Property and equipment:
Oil and gas properties (full cost method)	14,026,073	13,653,081
Other property and equipment	136,983	91,209
	14,163,056	13,744,290
Less: Accumulated depreciation, depletion & amortization	(1,253,641)	(874,894)
Impairment allowance	(7,000,000)	(7,000,000)
Net property and equipment	5,909,415	5,869,396

Other assets:
Restricted cash (Note 3)	1,607,083	—
Goodwill	4,936,313	4,936,313
Deferred income taxes	—	451,400
Other assets	259,871	132,361
Noncurrent assets of discontinued operations	—	9,681,080
Total other assets	6,803,267	15,201,154

Total assets	$19,883,328	$32,153,158

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$4,193,626	$3,347,205
Accounts payable	2,606,334	2,491,527
Accrued liabilities	1,277,122	1,238,047
Income taxes payable	1,013,000	—
Current liabilities of discontinued operations	—	4,639,716
Total current liabilities	9,090,082	11,716,495

Long-term debt, net of current portion
Continuing operations	4,283,982	9,018,603
Discontinued operations	—	3,957,911
Deferred income taxes	1,128,500	1,193,400
Total liabilities	14,502,564	25,886,409

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized, None issued		—
Common stock, $.001 par value per share, 50,000,000 shares authorized, 26,556,429 and 25,393,572 shares issued and outstanding, respectively	26,556	25,394
Additional paid in capital	12,729,535	12,095,362
Accumulated deficit	(7,180,606)	(5,825,688)
Accumulated foreign currency translation adjustment	(194,721)	(28,319)
Total stockholders’ equity	5,380,764	6,266,749

Total liabilities and stockholders’ equity	$19,883,328	$32,153,158

See accompanying notes to consolidated financial statements.

STRATUM HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2008	2007
Revenues:
Energy services	$6,984,337	$5,370,358
Oil and gas sales	1,305,017	825,013
Other	119,388	18,449
	8,408,742	6,213,820
Expenses:
Energy services	6,516,720	4,665,080
Lease operating expense	378,314	340,596
Depreciation, depletion & amortization	82,866	210,284
Impairment expense	—	7,000,000
Workover expense	293,871	73,632
Selling, general and administrative	836,049	855,155
	8,107,820	13,144,747

Income (loss) from operations	300,922	(6,930,927)
Other expenses:
Interest expense	(204,504)	(487,640)

Income (loss) from continuing operations before income taxes	96,418	(7,418,567)
Benefit (provision) for income taxes	(32,800)	2,522,313
Net income (loss) from continuing operations	63,618	(4,896,254)
Discontinued operations, net of tax
Construction staffing	—	197,838
Energy services	—	371,600
Net income (loss)	$63,618	$(4,326,816)

Net income (loss) per share, basic and diluted
Net income (loss) from continuing operations	$0.00	$(0.19)
Discontinued operations	—	0.02
Net income (loss)	$0.00	$(0.17)

Weighted average shares outstanding, basic and diluted	26,556,429	25,393,572

 See accompanying notes to consolidated financial statements.

STRATUM HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Revenues:
Energy services	$19,387,099	$9,877,582
Oil and gas sales	3,533,194	2,233,880
Other	216,821	95,948
	23,137,114	12,207,410
Expenses:
Energy services	17,858,583	8,752,914
Lease operating expense	1,305,173	1,052,387
Depreciation, depletion & amortization	332,919	628,816
Impairment expense	—	7,000,000
Workover expense	522,877	528,638
Selling, general and administrative	3,499,044	2,738,715
	23,518,596	20,701,470

Loss from operations	(381,482)	(8,494,060)
Other expenses:
Interest expense	(1,050,903)	(1,194,188)

Loss from continuing operations before income taxes	(1,432,385)	(9,688,248)
Benefit from income taxes	487,000	3,294,005
Net loss from continuing operations	(945,385)	(6,394,243)
Discontinued operations, net of tax
Construction staffing	—	374,735
Energy services	(409,533)	1,016,436
Net loss	$(1,354,918)	$(5,003,072)

Net income (loss) per share, basic and diluted
Net loss from continuing operations	$(0.04)	$(0.26)
Discontinued operations	(0.01)	0.06
Net loss	$(0.05)	$(0.20)

Weighted average shares outstanding, basic and diluted	26,227,701	25,112,620

See accompanying notes to consolidated financial statements.

STRATUM HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows provided (used in) operating activities:
Net loss from continuing operations	$(945,385)	$(6,394,243)
Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operations:
Depreciation, depletion & amortization	332,919	628,816
Impairment expense	—	7,000,000
Deferred income taxes	(487,000)	(3,294,005)
Stock based compensation	635,335	317,664
Other changes, net	(248,084)	(312,947)
Net cash flows from continuing operations	(712,215)	(2,054,715)
Net cash flows from discontinued operations	296,349	969,908
Total cash flows from operating activities	(415,866)	(1,084,807)

Cash flows provided (used in) investing activities:
Sale of subsidiary	11,932,917	—
Purchase of subsidiary	—	(151,841)
Purchase of property and equipment	(418,766)	(515,139)
Net cash flows from investing activities	11,514,151	(666,980)

Cash flows provided (used in) financing activities:
Proceeds from long term debt	485,000	4,848,264
Payments of long term debt	(11,631,759)	(4,573,863)
Net proceeds of stockholder advances	66,727	518,046
Proceeds from issuance of common stock	—	675,000
Proceeds from exercise of warrants	—	75,000
Proceeds from exercise of options	—	22,500
Net cash flows from financing activities	(11,080,032)	1,564,947

Net increase in cash and cash equivalents	18,253	(186,840)
Cash and equivalents at beginning of period	238,395	261,010

Cash and equivalents at end of period	$256,648	$74,170

Supplemental cash flow data:
Cash paid for interest	$1,050,903	$1,194,188
Cash paid for income taxes	—	—

Supplemental investing activity:
Restricted cash withheld on sale of subsidiary - current	$1,500,000	—
Restricted cash withheld on sale of subsidiary - noncurrent	1,600,000	—

See accompanying notes to consolidated financial statements.

STRATUM HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)                                 Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit, in accordance with accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of September 30, 2008, the results of its operations for the three month and nine month periods ended September 30, 2008 and 2007, and cash flows for the nine month periods ended September 30, 2008 and 2007.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Interim results of operations are not necessarily indicative of results for subsequent interim periods. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2007.

In May 2008, a change of control occurred at the shareholder level as described in the Current Report on Form 8-K, filed on June 3, 2008.  As a result, the Company’s main focus is presently on the domestic Exploration & Production business with a secondary focus on the Canadian Energy Services business.

The Company has reported a net loss from continuing operations of $945,385 for the nine months ended September 30, 2008 and has a net working capital deficit of $1,919,436 at September 30, 2008.  In order to address its liquidity needs, the Company recently refinanced its bank borrowings secured by a subsidiary’s oil and gas assets resulting in a substantially increased borrowing base (see Note 4).  Additionally, the Company is negotiating with another bank on the terms of a revolving bank credit agreement secured by its Canadian accounts receivable (see Note 4).  While the results of those negotiations are presently uncertain, the Company believes that it will be able to repay or refinance its debt and other obligations as they are presently structured.

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

(3)                                 Discontinued Operations

On October 26, 2007, the Company sold substantially all of the assets of its wholly-owned subsidiary, Tradestar Construction Services, Inc. (“Tradestar Construction”) to a private construction staffing company receiving cash proceeds of $3.2 million, plus a working capital adjustment, and applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of Tradestar Construction under a revolving bank credit agreement in the amount of $1,810,210 and a bank term loan in the amount of $451,920 (see Note 4).  The Company reported a pre-tax gain from the sale of these assets in the fourth quarter of 2007 in the amount of $1,664,000.  The results of discontinued operations of Tradestar Construction for the nine months ended September 30, 2007 are summarized as follows:

Construction staffing revenues	$11,841,377
Cost of construction staffing	(9,335,129)
Gross profit	2,506,248
General & administrative	(1,851,501)
Interest expense, net	(86,967)
Net income before taxes	567,780
Provision for income taxes	(193,045)
Net income	$374,735

On March 11, 2008, the Company sold the capital stock of its domestic Energy Services subsidiary, PEI, to Hamilton for a total sales price of $15.0 million and granted Hamilton a three month, non-binding option to acquire the capital stock of its Canadian Energy Services subsidiary, Decca, for $4.25 million which expired unexercised on June 9, 2008.  The Company applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of PEI under a revolving bank credit agreement in the amount of $3.2 million and unsecured seller debt and other liabilities in the amount of $4.5 million (see Note 4).  The Company recognized a pre-tax gain from the sale of PEI in the first quarter of 2008 in the estimated amount of $1,350,000.  The results of discontinued operations of PEI for the nine months ended September 30, 2008 and 2007, including the gain in the first quarter of 2008, are summarized as follows:

	Nine Months Ended September 30,
	2008	2007

Energy services revenues	$3,876,949	$20,722,345
Cost of energy services	(2,919,987)	(15,321,319)
Gross profit	956,962	5,401,026
General & administrative	(914,929)	(3,632,768)
Interest expense, net	(255,321)	(228,203)
Gain on sale	1,349,855	—
Net income before taxes	1,136,567	1,540,055
Provision for income taxes	(1,546,100)	(523,619)
Net income (loss)	$(409,533)	$1,016,436

As a result of the sale of PEI, the Company exited from the domestic Energy Services segment leaving only its operations in the Canadian Energy Services and Exploration & Production segments.  In conjunction with the sale of PEI, the Company has indemnified Hamilton with respect to certain pre-sale contingencies for a two year period.  In order to secure these indemnities, Hamilton withheld $1.6 million of the sales proceeds in an escrow account.  Upon the expiration of the indemnity period, the unexpended balance of the escrow account will revert to the Company.  The escrow account and a $1.5 million tax reserve related to the PEI sale are reflected as restricted cash on the balance sheet as of September 30, 2008.

(4)                                 Long Term Debt

As of September 30, 2008 and December 31, 2007, the Company had the following long-term debt obligations:

	September 30,	December 31,
	2008	2007
$25,000,000 line of credit with a bank, maturing on August 5, 2010, interest at 1.0% above prime payable monthly, secured by first lien on CYMRI’s oil and gas properties, with a declining borrowing base of $3,275,000 as of September 30, 2008	$2,700,000	$4,955,000

$7,000,000 revolving line of credit with a bank, interest at 1.0% above prime payable monthly through maturity in May 2010, secured by accounts receivable of domestic petroleum services businesses	—	3,133,663

Notes payable to former CYMRI shareholders, bearing interest at 10%, payable in total monthly installments of $65,335 beginning in June 2006 through maturity at May 2008, and secured by substantially all assets, subject to liens on oil and gas properties	—	2,261,166

Notes payable to 8 individuals, incurred in acquisition of CYMRI, bearing interest at 10%, interest only payable monthly beginning in July 2006 through extended maturity in March 2010, unsecured	1,125,000	2,250,000

$4,000,000 (Cdn) revolving line of credit with a bank, interest at 4.5% above Canadian prime payable monthly through maturity in May 2010, secured by accounts receivable of Canadian petroleum services business	2,017,954	1,469,602

$1,500,000 term loan from a bank, interest at 4.0% above prime payable monthly through maturity in March 2009, secured by accounts receivable of petroleum services businesses	—	506,020

Notes payable to 3 individuals, incurred by CYMRI in acquisition of a subsidiary, bearing interest at 8%, payable in total monthly installments of $54,219 beginning in March 2005 through maturity at February 2010, secured by subsidiary’s oil and gas properties	—	1,290,983

Notes payable to 2 individuals, incurred in acquisition of Decca, bearing interest at 9%, payable in monthly installments of $30,099 (Cdn) from April 1, 2007 through March 31, 2012, unsecured	971,666	1,381,684

Advances from stockholders, bearing interest at 10%, interest only payable monthly through various maturities, unsecured	1,457,316	1,357,317

Other short term notes for liability insurance and accrued payables, interest rates at 7% to 9%	205,672	952,205
	8,477,608	19,557,640
Current portion of long term debt	(4,193,626)	(6,581,127)

	$4,283,982	$12,976,513

Borrowings under the bank credit agreement secured by CYMRI’s oil and gas properties are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  CYMRI’s borrowings under its original bank credit agreement were refinanced with another bank, pursuant to a new credit agreement having substantially similar terms, on August 5, 2008.  As with the original bank credit agreement, the terms of the new bank credit agreement require CYMRI to maintain certain financial covenants regarding working capital ratio, interest coverage level, tangible net worth, and the non-payment of dividends.  The original bank credit agreement expired on November 30, 2007, however, the bank agreed to initially extend the term of the debt to March 31, 2008, with the requirement that CYMRI continue to make monthly payments of $115,000 principal plus accrued interest.  Pursuant to the terms of this extension, the Company made an additional principal payment of $1,948,468 in March 2008 using a portion of the proceeds from the sale of PEI (see Note 3).  In March 2008, the bank agreed to further extend the maturity of the debt to January 1, 2009, with the requirement that CYMRI continue to make monthly payments of $115,000 principal plus accrued interest.  CYMRI made such required monthly payments prior to refinancing the outstanding balance in August 2008 with another bank.  The new bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of September 30, 2008, the borrowing base stood at $3,275,000, and was declining by $125,000 per month.

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

As of September 30, 2008, the Company was in violation of certain non-financial covenants under the revolving bank credit agreement secured by its Canadian accounts receivable.  The Company and the bank are currently negotiating a restructuring of the credit agreement which may result in an acceleration of the maturity of the outstanding borrowings under the credit agreement to as early as March 31, 2009.  Accordingly, the Company has classified the total outstanding borrowings under the credit agreement as of September 30, 2008 as a current liability in the amount of $2,017,954.  In the event that the Company and the bank agree to a restructuring of the credit agreement providing for such an accelerated maturity, the Company believes that it will be able to refinance the borrowings with another lender.

(5)                                 Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period, including the issuance of 385,714 shares in a private placement at $1.75 per share for gross proceeds of $675,000 in the first quarter of 2007.  Diluted income (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period and potentially dilutive common share equivalents, consisting of stock options and warrants, under the Treasury Stock

Method. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive.  Because of the net loss for the nine months ended September 30, 2008 and 2007, the basic and diluted average outstanding shares are considered the same, since including the shares would have an antidilutive effect on the net loss per share calculation.

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

Option activity with directors and employees since January 1, 2007 were as follows (including options granted to directors outside of the plan):

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Term (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,694,100	$1.34
Options granted	400,000	2.10
Options exercised	(125,000)	(0.18)
Options forfeited	(154,500)	(2.10)
Outstanding at December 31, 2007	1,814,600	1.53
Options forfeited	(1,339,600)	(2.03)
Outstanding at September 30, 2008	475,000	$0.76	2.3	$—

Exercisable at September 30, 2008	400,000	$0.65	2.2	$—

Stock-based compensation expense related to these options in the amounts of $355,335 and $317,664 have been recognized as a current period expense in the accompanying Consolidated Financial Statements for the nine month periods ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, total unrecognized compensation cost of approximately $77,000 related to stock options is expected to be recognized over a weighted average period of approximately 2.1 years.  The estimated fair value of the options granted to employees under the plan was calculated using a Black Scholes option pricing model. The following schedule reflects the assumptions included in this model as it relates to the valuation of such options: (a) Expected volatility – 95%; (b) Expected risk free interest rate – 6%; (c) Expected dividend yield – zero; (d) Expected option term – 3 to 4 years calculated pursuant to the terms of SAB 107 as the option grants qualify as “plain vanilla” under that literature; and (e) Forfeitures – 0%, subject to adjustment for actual experience.  Vesting terms of the options are generally three years.  The aggregate intrinsic value of employee options granted as of September 30, 2008 was zero as there were no in-the-money options at that date.

In conjunction with the sale of PEI to Hamilton in March 2008 (see Note 3), the Company’s Chief Executive Officer resigned his position with the Company.  Pursuant to a Board approved severance agreement, the Company made a cash severance payment to the former Chief Executive Officer in the amount of $200,000 and granted him an additional severance benefit via the issuance of 1,142,857 restricted shares of Common Stock with a then current value of $280,000.  The value of such restricted shares issued to the former Chief Executive Officer was included in stock-based compensation expense in March 2008.

(7)                                 Stockholder Advances

The Company received net stockholder advances in the amount of $67,000 in the nine months ended September 30, 2008 and received net stockholder advances in the amount of $518,000 in the nine months ended September 30, 2007.  Stockholder advances, excluding amounts advanced to finance the cash portion of the CYMRI purchase price (see Note 2), are reflected as unsecured long term debt obligations and accrue interest at a rate of 10% per annum.

(8)                                 Contingencies

Certain domestic subsidiaries, including Triumph Energy, Inc., a subsidiary in the Exploration & Production segment, are defendants in several lawsuits involving professional liability and other matters arising in the normal course of business.  In June 2008, Triumph settled one of these lawsuits at a net cost to the company of $167,000 which was recognized as an expense in the second quarter of 2008.  It is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations of any of the other actions against Triumph or the other domestic subsidiaries.  The Company believes that its subsidiaries have meritorious defenses in each case and are vigorously defending these matters.

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

(9)                                 Segment Information

With the sales of Tradestar Construction in October 2007 and PEI in March 2008 (see Note 3), the Company’s remaining operations are in the Canadian Energy Services and domestic Exploration & Production segments.  The table below reflects the allocation of certain Income Statement and Balance Sheet data between these two reportable segments as of and for the nine months ended September 30, 2008 (in 000’s):

	Energy Services (Can.)	Exploration & Production (U. S.)	Total
Income Statement Data:
Operating revenues	$19,387	$3,533	$22,920
Other revenues	217	—	217
Total revenues	19,604	3,533	23,137
Depreciation, depletion & amortization	—	(333)	(333)
Other allocable operating expenses	(17,858)	(1,828)	(19,686)
Gross profit	1,746	1,372	3,118
General & administrative			(3,499)
Loss from operations			(381)
Interest expense			(1,051)
Net loss from continuing operations before taxes			$(1,432)

Balance Sheet Data:
Subsidiary assets	$4,261	$7,172	$11,433
Goodwill	4,936	—	4,936
Segment assets	9,197	7,172	16,369
Corporate assets			3,514
Consolidated assets			$19,883

Due to the significant organizational changes resulting from the sales of Tradestar Construction in October 2007 and PEI in March 2008, the Company does not believe that the presentation of segment information for the prior year period is meaningful.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

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

Three months ended September 30, 2008 versus three months ended September 30, 2007 — Total revenues from continuing operations for the three months ended September 30, 2008 were $8,409,000 compared to $6,214,000 for the three months ended September 30, 2007.

Revenues from continuing Energy Services for the three months ended September 30, 2008 were $6,984,000 compared to $5,370,000 for the three months ended September 30, 2007.  The amounts in both periods were entirely attributable to Decca, acquired effective March 1, 2007, with the approximate 30% increase in comparative revenues being largely due to the overall increase in the level of Canadian drilling activity.  Total billings for continuing Energy Services in the three months ended September 30, 2008 were approximately 5,600 man days at an average billing rate of approximately $1,250 per day.

Revenues from oil and gas sales for the three months ended September 30, 2008 were $1,305,000 compared to $825,000 for the three months ended September 30, 2007.   In the three months ended September 30, 2008, revenues from oil production were $1,042,000, reflecting volumes of 8,008 barrels at an average price of $130.13 per barrel, while gas revenues were $263,000, reflecting volumes of 21,847 Mcf at an average price of $12.04 per Mcf.  In the three months ended September 30, 2007, revenues from oil production were $638,000, reflecting volumes of 9,763 barrels at an average price of $65.36 per barrel, while gas revenues were $187,000, reflecting volumes of 23,456 Mcf at an average price of $7.97 per Mcf.

Costs of continuing Energy Services for the three months ended September 30, 2008 were $6,517,000 versus $4,665,000 for the three months ended September 30, 2007.  The amounts in both periods were entirely attributable to Decca, acquired effective March 1, 2007.  Costs of Energy Services for the three months ended September 30, 2008 represented approximately 93% of revenues, which is generally consistent with the historical percentage experienced by Decca for this period.

Lease operating expenses (“LOE”), including production taxes, were $378,000 for the three months ended September 30, 2008 versus $341,000 for the three months ended September 30, 2007, representing LOE of CYMRI’s oil and gas production operations, acquired effective June 1, 2006.  This increase was due to certain non-recurring expenses in the third quarter of 2008.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended September 30, 2008 was $83,000 versus $210,000 for the three months ended September 30, 2007, largely representing DD&A of CYMRI’s oil and gas properties, acquired effective June 1, 2006.  This decrease was primarily due to the impact of an impairment adjustment in the carrying value of CYMRI’s oil and pas properties, which was booked in the third quarter of 2007 in the amount of $7,000,000, as well as a relatively small decline in production volumes.

Workover expenses for the three months ended September 30, 2008 were $294,000 versus $74,000 for the three months ended September 30, 2007, representing workovers on CYMRI’s South Texas oil and gas properties, acquired effective June 1, 2006.  This increase was due to the higher number of workover operations in the third quarter of 2008 compared to the third quarter of 2007.

Selling, general and administrative (“SG&A”) expenses attributable to continuing operations for the three months ended September 30, 2008 were $836,000 compared to $855,000 for the three months ended September 30, 2007.  This decrease was primarily due to the reduction in corporate overhead expenses following the sale of PEI to Hamilton in March 2008.

Interest expense attributable to continuing operations for the three months ended September 30, 2008 was $204,000 versus $488,000 for the three months ended September 30, 2007.  This decrease was primarily due to the repayment of certain corporate debt obligations in conjunction with the sale of PEI to Hamilton in March 2008.

Income taxes attributable to continuing operations were a provision of $33,000 for the three months ended September 30, 2008 compared to a benefit of $2,522,000 for the three months ended September 30, 2007 and reflect a provision rate of 34% on pre-tax net income of $96,000 in the three months ended September 30, 2008.

Income from discontinued Construction Staffing operations, net of income taxes, was zero for the three months ended September 30, 2008 versus $198,000 for the three months ended September 30, 2007.  As further described in Note 3 of the Consolidated Financial Statements, we sold substantially all of the assets of Tradestar Construction to a private construction staffing company in October 2007.  The results of operations of our Construction Staffing business have been classified as discontinued operations in the Consolidated Statement of Operations, net of income tax expense at the statutory rate.

Income from discontinued Energy Services operations, net of income taxes, was zero for the three months ended September 30, 2008 versus $372,000 for the three months ended September 30, 2007.  As further described in Note 3 of the Consolidated Financial Statements, we sold the capital stock of our domestic Energy Services subsidiary, PEI, to Hamilton in March 2008.  The results of operations of our domestic Energy Services business have been classified as discontinued operations in the Consolidated Statement of Operations, net of income tax expense at the statutory rate.

Nine months ended September 30, 2008 versus nine months ended September 30, 2007 — Total revenues from continuing operations for the nine months ended September 30, 2008 were $23,137,000 compared to $12,207,000 for the nine months ended September 30, 2007.

Revenues from continuing Energy Services for the nine months ended September 30, 2008 were $19,387,000 compared to $9,878,000 for the nine months ended September 30, 2007.  The 2008 amount consists of nine months of revenues from Decca, acquired effective March 1, 2007, whereas the 2007 amount only includes seven months of Decca’s revenues.  Total billings for continuing Energy Services in the nine months ended September 30, 2008, reflecting the two additional months of activity as well as an overall increase in the level of Canadian drilling activity, were approximately 15,500 man days at an average billing rate of approximately $1,250 per day.

Revenues from oil and gas sales for the nine months ended September 30, 2008 were $3,533,000 compared to $2,234,000 for the nine months ended September 30, 2007.  In the nine months ended September 30, 2008, revenues from oil production were $2,902,000, reflecting volumes of 27,329 barrels at an average price of $106.21 per barrel, while gas revenues were $631,000, reflecting volumes of 66,168 Mcf at an average price of $9.53 per Mcf.  In the nine months ended September 30, 2007, revenues from oil production were $1,700,000, reflecting volumes of 28,452 barrels at an average price of $59.75 per barrel, while gas revenues were $534,000, reflecting volumes of 72,021 Mcf at an average price of $7.41 per Mcf.

Costs of continuing Energy Services for the nine months ended September 30, 2008 were $17,858,000 versus $8,753,000 for the nine months ended September 30, 2007.  The 2008 amount consists of nine months of costs from Decca, acquired effective March 1, 2007, whereas the 2007 amount only includes seven months of Decca’s costs.  Costs of Energy Services for the nine months ended September 30, 2008 represented approximately 92% of revenues, which is generally consistent with the historical percentage experienced by Decca for this period.

Lease operating expenses (“LOE”), including production taxes, were $1,305,000 for the nine months ended September 30, 2008 versus $1,052,000 for the nine months ended September 30, 2007, representing LOE of CYMRI’s oil and gas production operations, acquired effective June 1, 2006.  This increase was due to certain non-recurring expenses in the second and third quarters of 2008.

Depreciation, depletion and amortization (“DD&A”) expense for the nine months ended September 30, 2008 was $333,000 versus $629,000 for the nine months ended September 30, 2007, largely representing DD&A of CYMRI’s oil and gas properties, acquired effective June 1, 2006.  This decrease was primarily due to the impact of an impairment adjustment in the carrying value of CYMRI’s oil and pas properties, which was booked in the third quarter of 2007 in the amount of $7,000,000, as well as a relatively small decline in production volumes.

Workover expenses for the nine months ended September 30, 2008 were $523,000 versus $529,000 for the nine months ended September 30, 2007, representing workovers on CYMRI’s South Texas oil and gas properties, acquired effective June 1, 2006.  This decrease from the 2007 period compared to the 2008 period was not significant.

Selling, general and administrative (“SG&A”) expenses attributable to continuing operations for the nine months ended September 30, 2008 were $3,499,000 compared to $2,739,000 for the nine months ended September 30, 2007.  This increase was due to non-recurring SG&A expenses associated with the sale of PEI to Hamilton in March 2008 (including Board approved executive severance costs of $675,000) as well as SG&A expenses applicable to Decca’s Canadian Energy Services operations, acquired effective March 1, 2007, for a total of nine months in the 2008 period versus only seven months in the 2007 period.

Interest expense attributable to continuing operations for the nine months ended September 30, 2008 was $1,051,000 versus $1,194,000 for the nine months ended September 30, 2007.  This decrease was primarily due to the repayment of certain corporate debt obligations in conjunction with the sale of PEI to Hamilton in March 2008.

Income taxes attributable to continuing operations were a benefit of $487,000 and $3,294,000 for the nine months ended September 30, 2008 and 2007, respectively, and reflect a benefit rate of 34% on pre-tax net loss of $1,432,000 in the nine months ended September 30, 2008.

Income from discontinued Construction Staffing operations, net of income taxes, was zero for the nine months ended September 30, 2008 versus $375,000 for the nine months ended September 30, 2007.  As further described in Note 3 of the Consolidated Financial Statements, we sold substantially all of the assets of Tradestar Construction to a private construction staffing company in October 2007.  The results of operations of our Construction Staffing business have been classified as discontinued operations in the Consolidated Statement of Operations, net of income tax expense at the statutory rate.

Income from discontinued Energy Services operations, net of income taxes, was a net loss of $410,000 for the nine months ended September 30, 2008 versus net income of $1,016,000 for the nine months ended September 30, 2007.  As further described in Note 3 of the Consolidated Financial Statements, we sold the capital stock of our domestic Energy Services subsidiary, PEI, to Hamilton in March 2008.  The results of operations of our domestic Energy Services business, including the pre-tax gain in the estimated amount of $1,350,000 realized on the sale, have been classified as discontinued operations in the Consolidated Statement of Operations, net of applicable income tax expense reflecting the estimated taxable gain on the sale in the 2008 period.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities from continuing operations for the nine months ended September 30, 2008 was $712,000 compared to $2,055,000 for the nine months ended September 30, 2007.  Net cash provided by operating activities from discontinued operations for the nine months ended September 30, 2008 was $296,000 compared to $970,000 for the nine months ended September 30, 2007.  This decrease in operating cash flow was primarily due to changes in relative timing between the accrual and payment of accounts receivable and accounts payable associated with discontinued operations.

Investing activities.  Net cash provided by investing activities for the nine months ended September 30, 2008 was $11,514,000 compared to net cash used in investing activities of $667,000 for the nine months ended September 30, 2007.  This increase was largely due to the sale of PEI to Hamilton in March 2008 for $15.0 million, less purchases of current restricted cash in the amount of $1.5 million and non-current restricted cash in the amount of $1.6 million, pursuant to the securities purchase agreement with Hamilton.

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2008 was $11,080,000 compared to net cash provided by financing activities of $1,565,000 for the nine months ended September 30, 2007.  This decrease in financing cash flows was primarily due to non-recurring repayments of long term debt and stockholder advances which were made with the proceeds of the sale of PEI to Hamilton in March 2008 in the gross amount of $15.0 million.  As further described in the next two paragraphs, we have significantly reduced, but not eliminated, the Company’s ongoing debt service requirements.

Following the sales of Tradestar Construction in October 2007 and PEI in March 2008, we have remaining long term debt obligations to banks and other lenders (see Note 4, “Long Term Debt”).  A substantial portion of our long term debt is in the form of a bank credit facility secured by CYMRI’s producing oil and gas properties.  Borrowings under the bank credit agreement are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  CYMRI’s borrowings under its original bank credit agreement were refinanced with another bank, pursuant to a new credit agreement having substantially similar terms, on August 5, 2008.  As with the original bank credit agreement, the terms of the new bank credit agreement require CYMRI to maintain certain financial covenants regarding working capital ratio, interest coverage level, tangible net worth, and the non-payment of dividends.  The original bank credit agreement expired on November 30, 2007, however, the bank agreed to initially extend the term of the debt to March 31, 2008, with the requirement that CYMRI continue to make monthly payments of $115,000 principal plus accrued interest.  Pursuant to the terms of this extension, the Company made an additional principal payment of $1,948,468 in March 2008 using a portion of the proceeds from the sale of PEI.  In March 2008, the bank agreed to further extend the maturity of the debt to January 1, 2009, with the requirement that CYMRI continue to make monthly payments of $115,000 principal plus accrued interest.  CYMRI made such required monthly payments prior to refinancing the outstanding balance in August 2008 with another bank.  The new bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of September 30, 2008, the borrowing base stood at $3,275,000, and was declining by $125,000 per month.

We also have a second bank credit agreement, which was secured by accounts receivable of both our Construction Staffing and our domestic and Canadian Energy Services businesses through October 2007.  Borrowings under that revolving bank credit agreement were substantially reduced in the sales of our Construction Staffing and domestic Energy Services businesses in October 2007 and

March 2008, respectively.  As of September 30, 2008, we were in violation of certain non-financial covenants under the revolving bank credit agreement, as more fully described in Note 4, “Long Term Debt.”

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

To further address its liquidity needs, the Company recently refinanced its bank borrowings secured by a subsidiary’s oil and gas assets resulting in a substantially increased borrowing base (see Note 4).  Additionally, the Company is negotiating with another bank on the terms of a revolving bank credit agreement secured by its Canadian accounts receivable (see Note 4).  While the results of those negotiations are presently uncertain, the Company believes that it will be able to repay or refinance its debt and other obligations as they are presently structured.

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 163 “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“SFAS 163”), which relates to claim liability recognition by insurance enterprises.  We do not engage in insurance activities, therefore, we do not expect the adoption of SFAS 163 to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in accordance with generally accepted accounting principles (GAAP) in the U.S.  This Statement is not expected to result in a change in current practice for financial statement issuers in the U.S.  This Statement does not require formal adoption and we do not expect it to have a material impact on our consolidated financial statements.

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

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 “ (“SFAS 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 has not had a material impact on our consolidated financial statements.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information for this Item is not required as the Registrant is a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4T.	CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures

As of the date of this report, management evaluated the effectiveness of the design and operation of our internal controls over financial reporting which encompasses our disclosure controls and procedures.  Based on this evaluation, management concluded that there is a material weakness in our internal controls over financial reporting as well as in our disclosure controls and procedures.  The material weakness relates to the fact that there is no individual currently available at the Company’s Energy Services subsidiary, Decca Consulting, Ltd., to review the recording of the consultants’ invoices or the customers’ invoices after the front-line processing of such source documents has been completed by Decca’s administrative personnel.

The situation giving rise to this lack of independent review arose since approximately the end of the second quarter of 2008 as Decca previously employed a highly experienced accountant to review the subsidiary’s monthly financial statements.  In order to address this material weakness, the Company’s management is considering one or more of the following courses of action: (i) Engage an experienced replacement for the accountant in Calgary to perform the same or similar duties; (ii) Engage an accountant in Houston to perform a review of Decca’s monthly financial statements and other reports prior to submitting them for consolidation; or (iii) Transfer responsibility for recording of the consultants’ invoices and the customers’ invoices to Houston where they can be subjected to corporate level controls.

Notwithstanding this material weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended September 30, 2008.

(b) Changes in internal controls over financial reporting

Except for the matter discussed in the preceding section, there was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 8 to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

Information for this Item is not required as the Registrant is a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

The Company recently changed its address to Three Riverway, Suite 1590, Houston, Texas 77056. The Company was previously located in Suite 1500 at the same street address.

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

November 10, 2008