Form 10-K
period 2008-12-31
STRATUM HOLDINGS, INC.
filed 2009-03-31
CIK 1277998

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

Commission File No. 000-51229

STRATUM HOLDINGS, INC.

(Exact Name of Registrant as specified in its charter)

Nevada	51-0482104
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Three Riverway, Suite 1590 Houston, Texas	77056
(Address of principal executive offices)	(zip code)

(713) 479-7050

(Registrant’s telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act:

None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act): Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act): Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐      Accelerated filer     ☐       Non-accelerated filer    ☐         Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of March 30, 2009 was 26,556,429 shares and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing price of such shares as quoted on the OTC Bulletin Board on March 30, 2009) was approximately $130,000.

STRATUM HOLDINGS, INC.

2008 FORM 10-K

PART I

Item 1 and 2. Description of Business and Properties.

Stratum Holdings, Inc. (“we” or the “Company”) is a holding company headquartered in Houston, Texas, which is primarily focused on the domestic Exploration & Production business with a secondary focus on the Canadian Energy Services business.  In the domestic Exploration & Production business, our wholly-owned subsidiaries, CYMRI, L.L.C. and Triumph Energy, Inc., own working interests in approximately 60 producing oil and gas wells in Texas and Louisiana, with net production of approximately 1,000 MCF equivalent per day.  Our operations in the Canadian Energy Services business are conducted through our wholly-owned subsidiary, Decca Consulting, Ltd., which provides on-site drilling and completion consulting services to oil and gas operators, primarily in Canada.

The Company has undergone significant organizational changes in the past two years as evidenced by the following corporate level transactions:

•                  Acquisition of CYMRI Corporation and its subsidiaries, Petroleum Engineers, Inc. and Triumph Energy, Inc., in May 2006 for a net cost of $12.7 million;

•                  Acquisition of Decca Consulting, Ltd., a Canadian Energy Services company, in March 2007 for a net cost of $5.7 million;

•                  Sale of Tradestar Construction Services, Inc., a Construction Staffing subsidiary, in October 2007 for a sales price of $3.2 million; and

•                  Sale of Petroleum Engineers, Inc., a domestic Energy Services subsidiary, in March 2008 for a sales price of $15 million.

As a result of the latter two corporate sale transactions, we exited from the Construction Staffing segment in October 2007 and the domestic portion of our Energy Services segment in March 2008, leaving us with our core operations in the domestic Exploration & Production segment as well as the Canadian portion of our Energy Services segment.  There are no further corporate level transactions contemplated at the present time although we may decide to expand our domestic Exploration & Production business by making selective acquisitions of low risk oil and gas properties with exploitation potential.

In addition to the corporate level transactions, we have undergone a significant management change resulting in the election of a new Chief Executive Officer and the resignation of certain Board members, as disclosed in our Current Report on Form 8-K filed on June 3, 2008.

The following two sections provide additional background information on our domestic Exploration & Production business and our Canadian Energy Services business.

Exploration & Production

The Company’s Exploration & Production operations commenced with the acquisition of The CYMRI Corporation (“CYMRI”) in May 2006 for a combination of cash, notes payable and Common Stock totaling $12.7 million.  CYMRI was originally formed in July 2001 to acquire long-lived oil and gas reserves.  CYMRI completed a total of five oil and gas property acquisitions in South Texas in 2001-2003.  CYMRI acquired PEI in June 2004 for total consideration of $5.1 million and that acquisition included interests in non-operated oil and gas properties in South Louisiana owned by Triumph Energy, Inc., a PEI affiliate.  Shown below are certain SEC required disclosures regarding the Exploration & Production segment.

Oil and Gas Reserves

The following table sets forth summary information with respect to CYMRI’s proved oil and gas reserves, as estimated by the Company, based on consultation with an independent reservoir engineering firm, as of December 31, 2008:

	Oil	Gas	Total	PV10 Value
	(MBbl)	(MMcf)	(MMcfe)	(000’s)
Proved developed	480	1,634	4,514	$8,371
Proved undeveloped	53	—	320	852
Total proved	533	1,634	4,834	9,223
Discounted future income taxes				(2,653)
Standardized measure of discounted future net cash flows				$6,570

Reservoir engineering is a subjective process of estimating underground accumulations of crude oil, condensate and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of oil and gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and gas sales prices may differ from those assumed in these estimates.  Therefore, the pre-tax PV 10 Value amounts shown above should not be construed as the current market value of the oil and gas reserves attributable to the Company’s properties.  The pre-tax PV 10 Value may be considered a non-GAAP measure as defined by the Securities and Exchange Commission (“SEC”).

In accordance with the guidelines of the SEC, the reservoir engineers’ estimates of future net revenues from our properties and the pre-tax PV 10 Value amounts thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The unescalated prices as of December 31, 2008 used in such estimates averaged $40.50 per barrel of oil and $5.95 per Mcf of gas.

Productive Oil and Gas Wells and Acreage

As of December 31, 2008, CYMRI maintained ownership interests in a total of 34.0 gross (25.5 net) productive wells in the State of Texas and 28.0 gross (5.2 net) productive wells in the State of Louisiana for a grand total of 62.0 gross (30.7 net) productive oil and gas wells.  CYMRI did not participate in the drilling of any new oil and gas wells in the years ended December 31, 2008 and 2007.

As of December 31, 2008, CYMRI had ownership interests in approximately 3,000 net productive acres in the States of Texas and Louisiana.  CYMRI had no significant interests in any undeveloped acreage.

Production Prices and Costs

In the year ended December 31, 2008, CYMRI’s net oil production volumes aggregated 39,828 barrels at an average sales price of $103.98 per barrel, while its net gas production volumes aggregated 88,934 Mcf at an average sales price of $9.53 per Mcf.  In the same period, CYMRI’s net production costs averaged $5.79 per Mcf equivalent.

Energy Services

As of December 31, 2008, the Company’s operations in the Energy Services segment were conducted through our wholly-owned subsidiary, Decca Consulting, Ltd. (“Decca”), a Canadian company.  As previously noted, we sold the capital stock of Petroleum Engineers, Inc. (“PEI”), a U.S. company, to Hamilton Engineering, Inc. (“Hamilton”) in March 2008 and exited from domestic portion of our Energy Services segment at that time.

Decca has its office in Calgary, Canada, with a cadre of approximately 100 independent field consultants who provide drilling, completion and other on-site consulting services to oil and gas operators in Alberta and neighboring provinces as well as in selected international locations.  These services are generally performed on a per diem basis for the customer operators, pursuant to term agreements which are subject to periodic rate adjustments.  Decca’s customers include a number of international oil and gas companies with operations in Canada in addition to some of the largest independent oil and gas companies based in Canada.

Decca was formed in May 2003 as the successor to a company formed by the original principals in 1983 and was acquired by Stratum in March 2007.  Since that time, Decca has operated as a generally autonomous subsidiary of Stratum.  Decca owns no real property and has only a relatively small amount of office equipment and furniture.  The company has historically had no employees and all of its functions, including management and administrative matters, are performed by independent consultants.

Strategic Plans

The Company has reported substantial consolidated operating losses and working capital deficits since completing the acquisitions of CYMRI/PEI in May 2006 and Decca in March 2007.  In order to address its liquidity needs, the Board of Directors authorized Management in July 2007 to pursue a range of alternative actions including the sale of one or more operating assets or businesses.  This decision by the Board of Directors ultimately led us to seek the sales of: (a) Tradestar Construction to a private construction staffing company in October 2007; and (b) PEI to an affiliate of Hamilton in March 2008.   Since completing these sales, we have substantially reduced the Company’s level of corporate overhead expenses.  There are no further corporate level transactions contemplated at the present time although we may decide to expand our domestic Exploration & Production business by making selective acquisitions of low risk oil and gas properties with exploitation potential.  The Company believes that it has sufficient financial resources to carry out its present plans.

Competition

Competition in the domestic Exploration & Production segment is extremely intense.  Competitors include major oil and gas companies, large and small independent producers, and individual producers and operators.  Many competitors have financial resources substantially greater than ours, and staffs and facilities substantially larger than ours.  In the Exploration & Production segment, our success in operating our existing oil and gas properties as well as in acquiring and developing additional properties will depend on our ability to operate in this highly competitive environment.  Competition in the Canadian Energy Services segment is likewise very intense coming from a broad spectrum of large and small service providers operating in Canada and elsewhere.

Employees

As of March 30, 2009, the Company had a total of 10 permanent employees between its corporate headquarters located in Houston, Texas, and its domestic Exploration & Production offices located in Lafayette, Louisiana.  As previously noted, Decca has historically had no employees and all of its business functions are performed in Calgary, Alberta, by independent consultants.

Regulation

The oil and gas industry is subject to extensive U.S. and Canadian governmental regulations which affect our domestic Exploration & Production and Canadian Energy Services segments.  These governmental mandates include federal and state/provincial regulations governing environmental quality and pollution control, state limits on allowable rates of production by individual well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels.

Oil and Gas Terminology

The following terms are used to describe quantities of oil and natural gas in this document.

•                  Bbl—One stock tank barrel, or 42 US gallons liquid volume, of crude oil or other liquid hydrocarbons.

•                  Mcf—One thousand cubic feet of natural gas.

•                  MBbl—One thousand Bbls.

•                  MMcf—One million cubic feet of natural gas.

•                  MMcfe—One million cubic feet of natural gas equivalent, converting oil to gas at the ratio of 6 Mcf of gas to 1 Bbl of oil.

Available Information

Our website address is www.stratum-holdings.com, however, the website information is not part of this report. We file annual, quarterly, and special reports, proxy statements, and other information periodically with the SEC.  Such reports, proxy statements and other information filed with the SEC may be accessed electronically by means of the SEC’s website at www.sec.gov.  This material may also be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549.

Item 3. Legal Proceedings.

Triumph Energy, Inc., a subsidiary in the Exploration & Production segment, and another domestic subsidiary are defendants in several lawsuits involving professional liability and other matters arising in the normal course of business.  In June 2008, Triumph settled one of these lawsuits at a net cost to the company of $167,000 which was recognized as an expense in the second quarter of 2008.  It is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations of any of the other actions against Triumph or the other domestic subsidiary.  The Company believes that its subsidiaries have meritorious defenses in each case and are vigorously defending these matters.

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

In October 2008, an insurer for the Company’s inactive Construction Staffing subsidiary filed a lawsuit against the subsidiary alleging default on a premium finance obligation in the amount of $200,000, plus interest and attorney’s fees.  Limited discovery in this case has been undertaken to date.  The Company believes that its inactive Construction Staffing subsidiary has a meritorious defense in this case.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

On March 30, 2009, a total of 26,556,429 shares of our Common Stock were outstanding and the approximate number of holders of record of our Common Stock at that date was approximately 110.  The following table sets forth the high and low bid prices of our Common Stock for each quarter during the calendar years 2007 and 2008:

	Bid Price
	High	Low
2007
First Quarter	$2.46	$1.40
Second Quarter	$1.70	$1.14
Third Quarter	$1.20	$0.35
Fourth Quarter	$0.35	$0.23

2008
First Quarter	$0.35	$0.22
Second Quarter	$0.25	$0.09
Third Quarter	$0.09	$0.08
Fourth Quarter	$0.08	$0.01

We have never declared nor paid any cash dividends on our Common Stock and do not anticipate declaring any dividends in the foreseeable future.  We expect to retain our cash for the operation and maintenance of our business.  In addition, our senior bank credit facility contains restrictions on the payment of dividends to the holders of our Common Stock.  We have made no repurchases of our Common Stock for the year ended December 31, 2008.  For information on securities authorized for issuance under our equity compensation plans, see Note 7 to our Consolidated Financial Statements.

Item 6. Selected Financial Data.

Information for this Item is not required as the Registrant is a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the Company’s consolidated financial statements and notes thereto included in Item 8 in this Annual Report on Form 10-K. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as “anticipates,” expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q, and future Annual Reports on Form 10-K and any Current Reports on Form 8-K.

Overview and History

Stratum Holdings, Inc. was originally incorporated in the State of Nevada on September 3, 2003 under the name Frontier Staffing, Inc.  We were initially formed to enter the Construction Staffing business and commenced operations in that segment through a stock-for-stock exchange with a private company in January 2004.  We completed a public offering of our Common Stock in March 2005 and our shares began trading on the OTC Bulletin Board in July 2005.  We changed our name in October 2005 to Tradestar Services, Inc.

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

On October 26, 2007, we sold substantially all of the assets of our Construction Staffing subsidiary, Tradestar Construction Services, Inc. (“Tradestar Construction”), to a private construction staffing company.  We received cash proceeds of $3.2 million plus a working capital adjustment.  We applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of Tradestar Construction under a revolving bank credit agreement in the amount of $1,810,210 and a bank term loan in the amount of $451,920.  We reported a pre-tax gain from the sale of these assets in the fourth quarter of 2007 in the amount of $1,664,000 (which was subsequently reduced in the fourth quarter of 2008 due to an uncollectible insurance refund in the amount of $357,000).  We have reported the revenues and expenses of Tradestar Construction as discontinued operations in the accompanying Consolidated Statement of Operations.

On March 11, 2008, we sold the capital stock of our domestic Energy Services subsidiary, PEI, to Hamilton Engineering, Inc. (“Hamilton”) for a total sales price of $15.0 million.  We applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of PEI under a revolving bank credit agreement in the amount of $3.2 million and unsecured seller debt and other liabilities in the amount of $4.5 million.  We recognized a pre-tax gain from the sale of PEI in the year ended December 31, 2008 in the amount of $1,358,000.  We have reported the revenues and expenses of PEI for the period that we owned it in 2008 and 2007 as discontinued operations in the accompanying Consolidated Statement of Operations.  As a result of this sale, we exited from the domestic portion of our Energy Services segment leaving us with the Canadian portion of our Energy Services segment as well as our operations in the Exploration & Production segment.

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

Year ended December 31, 2008 versus year ended December 31, 2007 — Total revenues from continuing operations for the year ended December 31, 2008 were $30,361,000 compared to $17,997,000 for the year ended December 31, 2007.

Revenues from continuing Energy Services for the year ended December 31, 2008 were $25,089,000 compared to $14,714,000 for the year ended December 31, 2007.  The 2008 amount consists of twelve months of revenues from Decca, acquired effective March 1, 2007, whereas the 2007 amount only includes ten months of Decca’s revenues.  Total billings for continuing Energy Services in the year ended December 31, 2008, reflecting the two additional months of activity as well as an overall increase in the level of Canadian drilling activity, were approximately 20,400 man days at an average billing rate of approximately $1,230 per day.

Revenues from oil and gas sales for the year ended December 31, 2008 were $4,989,000 compared to $3,139,000 for the year ended December 31, 2007.   In the year ended December 31, 2008, revenues from oil production were $4,141,000, reflecting volumes of 39,828 barrels at an average price of $103.98 per barrel, while gas revenues were $848,000, reflecting volumes of 88,934 Mcf at an average price of $9.53 per Mcf.  As a result of extreme volatility in oil and gas commodity markets in 2008, these average prices were considerably higher than the year-end prices which were $40.50 per barrel of oil and $5.95 per Mcf of gas as of December 31, 2008.  In the year ended December 31, 2007, revenues from oil production were $2,461,000, reflecting volumes of 38,438 barrels at an average price of $64.03 per barrel, while gas revenues were $678,000, reflecting volumes of 92,268 Mcf at an average price of $7.35 per Mcf.

Costs of continuing Energy Services for the year ended December 31, 2008 were $23,183,000 versus $13,289,000 for the year ended December 31, 2007.  The 2008 amount consists of twelve months of costs from Decca, acquired effective March 1, 2007, whereas the 2007 amount only includes ten months of Decca’s costs.  Costs of Energy Services for the year ended December 31, 2008 represented approximately 92% of revenues, which is generally consistent with the historical percentage experienced by Decca for an annual period.

Lease operating expenses (“LOE”), including production taxes, were $1,897,000 for the year ended December 31, 2008 versus $1,429,000 for the year ended December 31, 2007, representing LOE of CYMRI’s oil and gas production operations, acquired effective June 1, 2006.  This increase was due to certain non-recurring expenses in the third and fourth quarters of 2008.

Depreciation, depletion and amortization (“DD&A”) expense for the year ended December 31, 2008 was $457,000 versus $748,000 for the year ended December 31, 2007, representing DD&A of CYMRI’s oil and gas production operations, acquired effective June 1, 2006.  This decrease was primarily due to the impact of an impairment adjustment in the carrying value of CYMRI’s oil and pas properties, which was booked in the third quarter of 2007 in the amount of $7,000,000, as well as a relatively small decline in production volumes.

Impairment expense applicable to the goodwill assigned in the Decca acquisition was $1,500,000 for the year ended December 31, 2008 versus zero for the year ended December 31, 2007.  As further described in Note 3 of the Consolidated Financial Statements, we recognized a non-cash impairment adjustment to the carrying value of the Decca goodwill as of December 31, 2008 to reflect the impact that the worldwide decline in energy prices had on Decca’s operating margins in the fourth quarter of 2008 as well as on its near term prospects for improvement.

Impairment expense applicable to CYMRI’s oil and gas properties was zero for the year ended December 31, 2008 versus $7,000,000 for the year ended December 31, 2007.  As further described in Note 3 of the Consolidated Financial Statements, we recognized a non-cash impairment adjustment in the amount of $7,000,000 to reduce the net book value of CYMRI’s oil and gas properties to their estimated fair value as of September 30, 2007.

Workover expenses for the year ended December 31, 2008 were $1,235,000 versus $652,000 for the year ended December 31, 2007, representing workovers on CYMRI’s South Texas oil and gas properties, acquired effective June 1, 2006.  This increase was due to non-recurring workover operations in several producing wells of CYMRI’s Burnell Field in the fourth quarter of 2008.

Selling, general and administrative (“SG&A”) expenses attributable to continuing operations for the year ended December 31, 2008 were $4,232,000 compared to $3,676,000 for the year ended December 31, 2007.  This increase was due to non-recurring SG&A expenses associated with the sale of PEI to Hamilton in March 2008 (including Board approved executive severance costs of $675,000) as well as SG&A expenses applicable to Decca’s Canadian Energy Services operations, acquired effective March 1, 2007, for a total of twelve months in the 2008 period versus only ten months in the 2007 period.

Interest expense attributable to continuing operations for the year ended December 31, 2008 was $1,262,000 versus $1,564,000 for the year ended December 31, 2007.  This decrease was due to the extinguishment of certain corporate debt obligations in conjunction with the sale of PEI to Hamilton in March 2008.

Income taxes attributable to continuing operations were a provision of $314,000 for the year ended December 31, 2008 compared to a benefit of $3,522,000 for the year ended December 31, 2007 and reflect a negative provision rate of 41% (due to no tax benefit being booked for certain non-deductible items, including the Decca goodwill impairment of $1,500,000) on a pre-tax net loss of $3,405,000 in the year ended December 31, 2008.

Income from discontinued Construction Staffing operations, net of income taxes, was a net loss of $236,000 for the year ended December 31, 2008 versus net income $1,338,000 for the year ended December 31, 2007.  As further described in Note 4 of the Consolidated Financial Statements, we sold substantially all of the assets of Tradestar Construction to a private construction staffing company in October 2007.  The results of operations of our Construction Staffing business have been classified as discontinued operations in the Consolidated Statement of Operations, net of income tax expense at a 34% rate.  We reported a pre-tax gain on this sale in October 2007 in the amount of $1,664,000, however, this amount was subsequently reduced in December 2008 due to an uncollectible insurance refund in the amount of $357,000.

Income from discontinued Energy Services operations, net of income taxes, was net income of $253,000 for the year ended December 31, 2008 versus net income of $1,259,000 for the year ended December 31, 2007.  As further described in Note 4 of the Consolidated Financial Statements, we sold the capital stock of our domestic Energy Services subsidiary, PEI, to Hamilton in March 2008.  The results of operations of our domestic Energy Services business, including the pre-tax gain in the amount of $1,358,000 realized on the sale, have been classified as discontinued operations in the Consolidated Statement of Operations, net of applicable income tax expense reflecting the estimated taxable gain on the sale in the 2008 period.

Liquidity and Capital Resources

Operating activities.  Net cash provided by operating activities from continuing operations for the year ended December 31, 2008 was $188,000 compared to net cash used in operating activities of $2,239,000 for the year ended December 31, 2007.  This increase was primarily due to the improvement in operating cash flows of our domestic Exploration & Production segment as a result of higher oil and gas prices in 2008.  Net cash provided by operating activities from discontinued operations for the year ended December 31, 2008 was $618,000 compared to $4,258,000 for the year ended December 31, 2007.  This decrease was primarily due to the relatively shorter period of discontinued operations in 2008.

Investing activities.  Net cash provided by investing activities for the year ended December 31, 2008 was $11,504,000 compared to net cash used in investing activities of $658,000 for the year ended December 31, 2007.  This increase was largely due to the sale of PEI to Hamilton in March 2008 for $15.0 million, less purchases of current restricted cash in the amount of $1.5 million and non-current restricted cash in the amount of $1.6 million, pursuant to the securities purchase agreement with Hamilton.

Financing activities.  Net cash used in financing activities for the years ended December 31, 2008 and 2007 was $12,345,000 and $1,384,000, respectively.  This decrease in financing cash flows was primarily due to non-recurring repayments of long term debt and stockholder advances which were made with the proceeds of the sale of PEI to Hamilton in March 2008 in the gross amount of $15.0 million.  As further described in the next two paragraphs, we have significantly reduced, but not eliminated, the Company’s ongoing debt service requirements.

Following the sales of Tradestar Construction in October 2007 and PEI in March 2008, we have remaining long term debt obligations to banks and other lenders (see Note 5, “Long Term Debt”).  A substantial portion of our long term debt is in the form of a bank credit facility secured by CYMRI’s producing oil and gas properties.  Borrowings under the bank credit agreement amounted to $2,600,000 as of December 31, 2008 and are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  CYMRI’s borrowings under its original bank credit agreement were refinanced with another bank, pursuant to a new credit agreement having substantially similar terms, on August 5, 2008.  As with the original bank credit agreement, the terms of the new bank credit agreement require CYMRI to maintain certain financial covenants regarding working capital ratio, interest coverage level, tangible net worth, and the non-payment of dividends.  The original bank credit agreement expired on November 30, 2007, however, the bank agreed to initially extend the term of the debt to March 31, 2008, with the requirement that CYMRI continue to make monthly payments of $115,000 principal plus accrued interest.  Pursuant to the terms of this extension, the Company made an additional principal payment of $1,948,468 in March 2008 using a portion of the proceeds from the sale of PEI.  In March 2008, the bank agreed to further extend the maturity of the debt to January 1, 2009, with the requirement that CYMRI continue to make monthly payments of $115,000 principal plus accrued interest.  CYMRI made such required monthly payments prior to refinancing the outstanding balance in August 2008 with another bank.  The new bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  CYMRI was in violation of certain financial covenants under the new credit agreement as of December 31, 2008, however, the bank granted a waiver.  As of March 1, 2009, the borrowing base stood at $3,250,000, and is scheduled to decline by $50,000 per month, beginning April 1, 2009.

We also have a second bank credit agreement, which was secured by accounts receivable of both our Construction Staffing and our domestic and Canadian Energy Services businesses through October 2007 (see Note 5).  Borrowings under this revolving bank credit agreement were substantially reduced in the sales of our Construction Staffing business in October 2007 and our domestic Energy Services business in March 2008 and amounted to $1,273,000 as of December 31, 2008.  This credit agreement currently provides for a revolving borrowing base of 85% of qualifying accounts receivable up to $4,000,000 (Cdn), with an interest rate of 4.5% above Canadian prime.  In January 2009, the bank agreed to waive our violation of certain non-financial covenants under the credit agreement and also agreed to make several other minor modifications to the terms of the credit agreement.

We also have other debt amounts outstanding to the sellers of acquired businesses and to stockholders as more fully described in Note 5 and reflected in the table below (however, we have no off Balance Sheet arrangements).  The following table sets forth the contractual obligations under our long-term debt and operating lease agreements as of December 31, 2008 (in thousands):

	Payments Due By Period
	Total	2009	2010-2011	2012-2013	After 2013
Long-term debt	$7,213	$329	$6,765	$119	$—
Interest on long-term debt	749	525	223	1	—
Operating leases for office space	622	193	337	92	—
Total	$8,584	$1,047	$7,325	$212	$—

With the completion of our sales of Tradestar Construction in October 2007 and PEI in March 2008, our primary ongoing capital expenditures are in the Exploration & Production segment, which can be highly capital intensive.  In this business, expenditures for CYMRI’s drilling and equipping of oil and gas wells are typically required to maintain or increase existing production levels and production often declines in a relatively short period of time if maintenance capital is not invested timely.  We normally attempt to finance CYMRI’s capital expenditure requirements through a combination of cash flow from operations and secured bank borrowings and we expect that these sources will be sufficient to meet our capital expenditures in 2009.

To meet short term liquidity needs following the CYMRI acquisition, we commenced a private offering of shares of Common Stock and Warrants to a group of Accredited Investors in October 2006.  In the fourth quarter of 2006, we sold a total of 314,286 shares of Common Stock to such Investors at $1.75 per share for gross proceeds of $550,000 and issued one year Warrants to the Investors to purchase an additional 314,286 shares of its Common Stock at $2.50 per share.   In the first quarter of 2007, we sold a total of 385,714 shares of Common Stock to Accredited Investors at $1.75 per share for gross proceeds of $675,000 and issued one year Warrants to such Investors to purchase an additional 385,714 shares of our Common Stock at $2.50 per share.

Strategic Plans

The Company has reported substantial consolidated operating losses and working capital deficits since completing the acquisitions of CYMRI/PEI in May 2006 and Decca in March 2007.  In order to address longer term liquidity needs, our Board of Directors authorized Management in July 2007 to pursue a range of alternative actions including the sale of one or more of the Company’s operating assets or businesses.  This decision by our Board of Directors ultimately led the Company to seek the sales of: (a) Tradestar Construction to a private construction staffing company in October 2007; and (b) PEI to an affiliate of Hamilton in March 2008.  There are no further corporate level transactions contemplated at the present time although we may decide to expand our domestic Exploration & Production business by making selective acquisitions of low risk oil and gas properties with exploitation potential.

SEC Amendments to Oil and Gas Reporting Requirements

In December 2008, the Securities and Exchange Commission (“SEC”) adopted the final rules regarding amendments to current oil and gas reporting requirements.  The amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology.  The most significant amendment pertaining to the Company’s operations requires companies to report oil and gas reserves using an average price based upon the prior 12-month period, rather than year-end prices.

The SEC amendments are effective for registration statements filed on or after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.  Early adoption is not permitted in either annual or quarterly reports before the first annual report in which the revised disclosures are required.  The Company is currently evaluating the impact of the amendments on its consolidated financial position, results of operations and cash flows.

Application of Critical Accounting Policies

The preceding discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  On an on-going basis, we evaluate our estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, reserves for doubtful accounts and inventory obsolescence, provision for income taxes, revenue recognition and certain accrued liabilities.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Our critical accounting policies are described in the notes to our Consolidated Financial Statements.  This summary of critical accounting policies is presented to assist in understanding our financial statements and the major estimates and assumptions used.  Management believes the following are its most critical accounting policies because they require more significant judgments and estimates in preparation of its consolidated financial statements.

Critical Accounting Policies and Estimates

As a result of the sales of Tradestar Construction in October 2007 and PEI in March 2008, our remaining business operations are in the Canadian Energy Services and Exploration & Production segments.  Shown below are the critical accounting policies pertaining to those businesses.

Recognition of Revenues and Costs of Services

In our Canadian Energy Services business, revenues consist of daily charges billed to customers for the services of consultants assigned to worksites.  Gross billings are rendered periodically and are recognized at the time services are provided to customers.  Direct costs of services include compensation paid to worksite consultants, any related employment taxes, benefits and workers’ compensation insurance.  Costs of services are recognized when incurred based on days or hours worked by worksite employees or consultants.

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

Allowance for Doubtful Accounts

In our Canadian Energy Services business, the determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customer payment history and current credit worthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, those uncertainties require us to make frequent judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customers will not be able to make the required payments at either contractual due dates or in the future. We believe that our allowance for doubtful accounts is adequate to cover anticipated losses under current conditions, however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.

Full Cost Accounting for Oil and Gas Properties

In our domestic Exploration & Production business, we have adopted the “full cost” method of accounting for oil and gas properties.  Under full cost accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.  Other significant features of full cost accounting are as follows:

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

In our domestic Exploration & Production business, there is also a significant degree of complexity in our accounting for income taxes due to substantial differences between the financial accounting and tax treatments for certain oil and gas property expenditures.

Item 8. Financial Statements and Supplementary Data.

The required financial statements are included in this report as set forth in the “Index to Consolidated Financial Statements” on page 24.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

(a) Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports that it files under the Securities Exchange Act of 1934 (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, to allow for timely decisions regarding required disclosures.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision of our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Financial Officer has concluded that our disclosure controls and procedures  as of the end of the period covered by this Annual Report were not effective because of a material weakness in our internal controls over financial reporting, as described below, which we view as an integral part of our disclosure controls and procedures.

(b) Management’s Annual Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).  Because of its inherent limitation, internal controls over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness of such controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has performed an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2008.  In making this assessment, management elected to use the criteria set forth in Internal Control — Integrated Framework (1992) created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as the chosen internal control framework.  Based on our assessment using those criteria, management concluded that there was a material weakness in our internal control over financial reporting.

The material weakness relates to deficient completeness and cut-off controls at our Energy Services subsidiary, Decca Consulting, Ltd.  The situation giving rise to this lack of independent review arose since approximately the end of the second quarter of 2008 as Decca previously employed a highly experienced accountant to review the subsidiary’s monthly financial statements.  In order to address this material weakness, management has implemented an interim compensating control in the form of an entity level analytical review by its Chief Financial Officer and anticipates the implementation of completeness and cutoff controls at the operating unit level by the second quarter of 2009.

Notwithstanding this material weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the year ended December 31, 2008.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s assessment in this Annual Report.  Accordingly, management’s assessment has not been audited by Malone & Bailey, PC or any other independent registered public accounting firm.

(c) Changes in Internal Controls over Financial Reporting

Except for the matter discussed in the preceding section, there was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth our Directors and Executive Officers, their ages and positions held with us as of March 30, 2009:

Name	Age	Position
Larry M. Wright	64	Chairman and Chief Executive Officer
D. Hughes Watler, Jr.	60	Chief Financial Officer
Richard A. Piske, III	60	Director

Larry M. Wright was elected to our Board of Directors on May 23, 2006 and was elected Chairman and Chief Executive Officer on May 27, 2008.  Mr. Wright founded CYMRI and served as its Chief Executive Officer from its inception in 2002.  He previously co-founded and served as Chief Executive Officer of PANACO, Inc., a public oil and gas company, through September 2000.  Prior thereto, he served as an executive with various independent oil and gas companies after beginning his career with UNOCAL in 1966.

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

Richard A. Piske, III has been a Director since January 2004 and was elected Chief Executive Officer in February 2007 resigning from that position in March 2008 upon the sale of PEI to Hamilton.  He previously served as an executive with the following companies:  Kelly Services, Inc., a public international staffing firm; Comsys, Inc. a nationwide public information technology staffing company; and Olsten Corporation, a public international staffing company.

Corporate Governance

Upon the election of Mr. Wright as Chairman and Chief Executive Officer and the resignation of certain former Board members on May 27, 2008, the Company ceased to have both an independent Audit Committee and an independent Compensation Committee.  Accordingly, the duties formerly performed by those committees were assumed by the remaining Board members, consisting of Messrs. Wright and Piske (however, neither Mr. Wright nor Mr. Piske qualifies as an audit committee “financial expert”).

The Board of Directors and management strive to perform and fulfill their respective duties and obligations in a responsible and ethical manner. The Company has not formally adopted a code of ethics, however, it will consider the adoption of a code of ethics at a future date as growth and other circumstances should dictate.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during the year fiscal ended December 31, 2008.  The Company is not aware of any such persons who have not filed timely reports required by Section 16(a) of the Exchange Act for the year ended December 31, 2008.

Item 11. Executive Compensation

The following table summarizes certain information with respect to the compensation earned by the Company’s executive officers for services rendered in all capacities during the years indicated.

Summary Compensation Table

									Nonequity	Nonqual
	Fiscal	Annual Compensation			Stock		Option		Incentive	Deferred	All Other		Total
Name & Principal Position	Year	Salary		Bonus	Awards		Awards		Comp.	Comp.	Comp.		Comp.

Larry M. Wright	2008	$192,000	(1)	$25,500	$—		$—		$—	$—	$—		$217,500
Chairman & CEO	2007	$180,000	(1)	$7,500	$—		$—		$—	$—	$—		$187,500

Richard A. Piske, III	2008	$40,385	(2)	$—	$—		$34,975	(5)	$—	$—	$480,000	(2)	$555,360
Chief Executive Officer	2007	$180,000	(2)	$7,500	$—		$95,268	(5)	$—	$—	$—		$282,768

D. Hughes Watler, Jr.	2008	$159,550	(3)	$—	$—		$21,900	(5)	$—	$—	$70,000	(3)	$251,450
Chief Financial Officer	2007	$135,938		$5,729	$36,800	(4)	$21,900	(5)	$—	$—	$—		$200,367

(1)              Mr. Wright received an annual salary of $180,000 as the Chief Executive Officer of CYMRI from May 2006 to May 2008.  He received an incremental salary increase upon his election as Chairman & Chief Executive Officer of the Company on May 27, 2008 but received no additional compensation as a director.

(2)              Mr. Piske became Chief Executive Officer of the Company effective January 1, 2007, at an annual salary of $180,000, and resigned from that position upon the sale of PEI to Hamilton on March 11, 2008.   Pursuant to a Board approved severance plan, he received a cash severance payment at that time in the amount of $200,000 and was granted an additional severance benefit via the issuance of 1,142,857 restricted shares of Common Stock with a then current value of $280,000.  Although Mr. Piske remains as a director of the Company, he has received no further compensation since March 2008 as directors receive no additional compensation.

(3)              Mr. Watler received an annual salary of $137,500 as a Company employee through February 29, 2008.  Effective March 1, 2008, he became an independent consultant and received an equivalent semi-monthly compensation of $6,600, with no Company paid benefits, for the remainder of 2008.  Pursuant to a Board approved severance plan, he received a retention bonus on March 11, 2008 in the amount of $70,000.

(4)              Pursuant to Board approval, Mr. Watler received a grant of 20,000 restricted shares of Common Stock with a one year vesting period on January 1, 2007.  The amount shown above represents the compensation expense recognized for financial reporting purposes in 2007 in accordance with SFAS 123R.

(5)              Stock options granted to Mr. Piske in 2007 and Mr. Watler in 2006 were approved by the Compensation Committee of the Board of Directors, at an exercise price of $2.10 per share, with a three year vesting period.  The amounts shown above represent the compensation expense recognized for financial reporting purposes in the respective years in accordance with SFAS 123R (for a discussion of valuation assumptions, see Note 7 to the Consolidated Financial Statements).  Mr. Piske’s 400,000 options were surrendered upon his severance from the Company in March 2008 (see 2. above), however, Mr. Watler’s 50,000 options remain exercisable.  Based upon the year-end closing price of the Company’s common stock, Mr. Watler’s options have no “in the money” value as of December 31, 2008, therefore, there is no Outstanding Equity Awards at Fiscal Year-end Table presented.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as to the shares of Common Stock beneficially owned as of March 30, 2009 by (i) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (ii) each Director; (iii) each Executive Officer; and (iv) all of our Directors and Executive Officers as a group.  Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of Common Stock shown as beneficially owned by them.

	Beneficial Ownership
	Amount	Percent
Directors and Executive Officers
Larry M. Wright (1)	14,153,714	52.8
Richard A. Piske, III (2)	100,000	*
D. Hughes Watler, Jr. (3)	53,333	*
Directors and Executive Officers as a Group (3 persons)	14,307,047	53.3

Other 5% Beneficial Owners
Clarence J. Downs (4)	3,505,266	13.2
Franklin M. Cantrell, Jr. (5)	2,682,449	10.0

*                             Less than 1%

(1)                      Includes the following securities: (a) 13,921,857 shares of Common Stock held by Mr. Wright on his own behalf; and (b) currently vested warrants to purchase a total of 231,857 shares of Common Stock.  Mr. Wright was elected as one of the Company’s Directors on May 23, 2006 and was elected Chairman and Chief Executive Officer on May 27, 2008.

(2)                      Includes 100,000 shares of Common Stock held by Mr. Piske on his own behalf.  Mr. Piske was elected as Chief Executive Officer in January 2007 and resigned in March 2008 upon the sale of PEI to Hamilton.

(3)                      Includes the following securities: (a) 20,000 shares of Common Stock held by Mr. Watler on his own behalf; and (b) currently vested options to purchase a total of 33,333 shares of Common Stock.  Mr. Watler was elected as the Company’s Chief Financial Officer in February 2007.

(4)                      Includes the following securities: (a) 3,485,334 shares of Common Stock held by Mr. Downs on his own behalf; (b) 14,932 shares of Common Stock owned of record by Christopher Downs, the minor son of Mr. Downs; and (c) currently vested warrants to purchase a total of 5,000 shares of Common Stock.  Mr. Downs served as President & Chief Executive Officer until May 23, 2006, at which time he resigned from those positions.  He subsequently resigned as a Director of the Company.  The address of Mr. Downs is 8825 Gypsy Drive NE, Albuquerque, NM 87122.

(5)                      Includes the following securities: (a) 2,514,000 shares of Common Stock held by Mr. Cantrell on his own behalf (which a company owned by Mr. Wright has agreed to purchase upon satisfaction of an outstanding debt); and (b) currently vested warrants to purchase a total of 168,449 shares of Common Stock.  The address of Mr. Cantrell is 5555 Del Monte Drive, Suite 2305, Houston, Texas 77056.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In the year ended December 31, 2008, the Company partially repaid stockholder notes and advances in the amount of $1,583,000 with proceeds from the sale of PEI to Hamilton in March 2008.  The Company subsequently received additional stockholder advances in the amount of $775,000, all of which came from a company owned by Mr. Wright in May and June 2008, which were partially offset by a repayment to his company of $150,000 in December 2008.  As of December 31, 2008, the outstanding balance of such notes and advances owed to current and former stockholders was $2,182,000.  Such unsecured notes and advances accrue interest at the rate 10% per annum and are generally due in March 2010.

Our two current directors, Messrs. Wright and Piske, are not considered to be “independent” directors as that term is defined by The Nasdaq Stock Market.

Item 14:  Principal Accounting Fees and Services.

In June 2008, the Board of Directors approved the appointment of Malone & Bailey, PC to serve as our independent registered public accounting firm for the year ending December 31, 2008.  This appointment was made following the resignation of PMB Helin Donovan, LLP, which served as our independent registered public accounting firm for the years ended December 31, 2007 and 2006.  The following table presents fees for professional audit services rendered by Malone & Bailey, PC for the year ended December 31, 2008 and by PMB Helin Donovan, LLP for the year ended December 31, 2007 in their audits of our annual financial statements as well as their fees billed for other services rendered.

	2008	2007
Audit Fees	$165,000	$178,500
Audit-related Fees	2,080	30,223
Tax Fees	—	57,110
Other Fees	—	—
	$167,080	$265,833

Audit-related fees for the year ended December 31, 2008 relate to consultations with the Company in responding to review comments from the SEC staff.

Audit-related fees for the year ended December 31, 2007 largely relate to the audit of Decca’s financial statements in conjunction with our acquisition of that company, which was completed in March 2007.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following Exhibits are required to be filed pursuant to Item 601 of Regulation S-K:

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

10.25	Securities Purchase Agreement dated as of March 11, 2008, by and among Hamilton Acquisition, Inc., Stratum Holdings, Inc. and CYMRI, L.L.C.(c)
10.26	Escrow Agreement dated as of March 11, 2008, by and among Hamilton Acquisition, Inc., Stratum Holdings, Inc. and U.S. Bank National Association(c)
10.27	Option Agreement dated as of March 11, 2008, by and among Stratum Holdings, Inc., Decca Consulting Ltd., and Hamilton Acquisition, Inc. (c)

10.28	Transition Services Agreement dated as of March 11, 2008, by and among Petroleum Engineers, Inc., Stratum Holdings, Inc., CYMRI, L.L.C. and Triumph Energy, Inc. (c)
10.29.1	Severance Agreement, dated March 11, 2008 between Stratum Holdings, Inc. and Richard A. Piske, III(c)
10.29.2	Letter agreement, dated March 3, 2008 between Stratum Holdings, Inc. and D. Hughes Watler, Jr.(c)
10.29.3	Letter agreement, dated March 3, 2008 between Stratum Holdings, Inc. and Kenneth L. Thomas(c)
10.30	Fifth Amendment to Amended and Restated Credit Agreement, dated March 31, 2008, by and among CYMRI, L.L.C., Tradestar Acquisition Sub, L.L.C., Triumph Energy, Inc. and Sterling Bank.
10.31	Stock Purchase Agreement, dated May 27, 2008, by and among Larry M. Wright, Michael W.
Hopkins, Frederick A. Huttner, Sheryl Huttner, Huttner 1999 Partnership Ltd., Richard A. Piske, III and Robert G. Wonish (d)
10.32

Second Amended and Restated Credit Agreement, dated August 5, 2008, among CYMRI, L.L.C. and Triumph Energy, Inc. (as Borrowers) and Texas Capital Bank, N.A. (as Lender) for a Reducing Revolving Line of Credit of up to $25,000,000 (d)

10.33	Guaranty Agreement, dated August 5, 2008, executed by Stratum Holdings, Inc. (Guarantor) for benefit of Texas Capital Bank, N.A (as Lender) (d)
10.34	Promissory Note, dated August 5, 2008, issued by CYMRI, L.L.C. and Triumph Energy, Inc. (as Makers) to Texas Capital Bank, N.A. (as Payee) in amount of $25,000,000 (d)
10.35	Security Agreement, dated August 5, 2008, among CYMRI, L.L.C. and Triumph Energy, Inc.
(as Debtors) and Texas Capital Bank, N.A. (as Secured Party) (d)
21.1	Subsidiaries of the Registrant Stratum Construction Services, Inc. (New Mexico) CYMRI, L.L.C. (Nevada) Triumph Energy, Inc. (Louisiana) Decca Consulting, Ltd. (Alberta)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(a)  Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed May 30, 2006.

(b)  Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed March 8, 2007.

(c)  Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed March 14, 2008.

(d)  Incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 13, 2008.

*    Filed herewith.

STRATUM HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Stratum Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Stratum Holdings, Inc. as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratum Holdings, Inc. at December 31, 2008 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4, the Company sold the capital stock of Petroleum Engineers, Inc. in March 2008, and has accounted for its business components as discontinued operations in the accompanying consolidated financial statements.

/S/ Malone & Bailey, PC
Malone & Bailey, PC
Houston, Texas
March 31, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Stratum Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Stratum Holdings, Inc. as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 4, the Company sold substantially all of the assets of Tradestar Construction Services, Inc. in October 2007 and the capital stock of Petroleum Engineers, Inc. in March 2008, and has accounted for their business components as discontinued operations in the accompanying consolidated financial statements.

/S/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
Houston, Texas
April 3, 2008

STRATUM HOLDINGS, INC.

Consolidated Balance Sheets

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$203,200	$238,395
Restricted cash (Note 3)	1,491,958	—
Accounts receivable	3,392,730	2,970,842
Prepaid expenses and other	133,088	978,648
Current assets of discontinued operations (see Note 4)	—	6,894,723
Total current assets	5,220,976	11,082,608

Property and equipment:
Oil and gas properties (full cost method)	14,177,055	13,653,081
Other property and equipment	108,060	91,209
	14,285,115	13,744,290
Less: Accumulated depreciation, depletion & amortization	(1,332,227)	(874,894)
Impairment allowance	(7,000,000)	(7,000,000)
Net property and equipment	5,952,888	5,869,396

Other assets:
Restricted cash (Note 3)	1,611,742	—
Goodwill (less impairment allowance of $1,500,000 at December 31, 2008)	3,436,313	4,936,313
Deferred income taxes	—	451,400
Other assets	175,171	132,361
Noncurrent assets of discontinued operations (see Note 4)	—	9,681,080
Total other assets	5,223,226	15,201,154
Total assets	$16,397,090	$32,153,158
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$328,555	$3,347,205
Accounts payable	2,818,488	2,491,527
Accrued liabilities	1,153,292	1,238,047
Income taxes payable - U.S.	252,175	—
Income taxes payable - foreign	198,000	—
Current liabilities of discontinued operations (see Note 4)	—	4,639,716
Total current liabilities	4,750,510	11,716,495

Long-term debt, net of current portion
Continuing operations	6,884,155	9,018,603
Discontinued operations (see Note 4)	—	3,957,911
Deferred income taxes	1,486,900	1,193,400
Asset retirement obligations	175,990	—
Total liabilities	13,297,555	25,886,409

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized, None issued	—	—
Common stock, $.001 par value per share, 50,000,000 shares authorized, 26,556,429 and 25,393,572 shares issued and outstanding, respectively	26,556	25,394
Additional paid in capital	12,758,510	12,095,362
Accumulated deficit	(9,527,816)	(5,825,688)
Accumulated foreign currency translation adjustment	(157,715)	(28,319)
Total stockholders’ equity	3,099,535	6,266,749
Total liabilities and stockholders’ equity	$16,397,090	$32,153,158

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007
Revenues:
Energy services	$25,089,476	$14,713,755
Oil and gas sales	4,988,881	3,139,091
Other	282,710	144,129
	30,361,067	17,996,975
Expenses:
Energy services	23,182,541	13,288,917
Lease operating expense	1,897,580	1,428,554
Depreciation, depletion & amortization	457,333	748,317
Impairment expense:
Acquisition goodwill	1,500,000	—
Oil and gas properties	—	7,000,000
Workover expense	1,235,273	652,155
Selling, general and administrative	4,232,061	3,675,880
	32,504,788	26,793,823

Loss from operations	(2,143,721)	(8,796,848)
Other expenses:
Interest expense	(1,261,567)	(1,563,858)

Loss from continuing operations before income taxes	(3,405,288)	(10,360,706)
(Provision) benefit from income taxes	(314,400)	3,522,195
Net loss from continuing operations	(3,719,688)	(6,838,511)
Discontinued operations, net of tax
Construction staffing	(235,907)	1,337,574
Energy services	253,467	1,259,343
Net loss	$(3,702,128)	$(4,241,594)

Net income (loss) per share, basic and diluted
Net loss from continuing operations	$(0.14)	$(0.27)
Discontinued operations	0.00	0.10
Net loss	$(0.14)	$(0.17)

Weighted average shares outstanding, basic and diluted	26,310,558	25,183,435

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2008 and 2007

					Accumulated
			Additional		Foreign	Total
	Common Stock		Paid-in	Accumulated	Currency	Stockholders’
	Shares	Amount	Capital	Deficit	Translation	Equity

Balance at January 1, 2007	23,804,286	$23,804	$9,441,664	$(1,584,094)	$—	$7,881,374

Acquisition of Decca	828,572	829	1,449,172	—	—	1,450,001

Sale of Common Stock	385,714	386	674,614	—	—	675,000

Exercise of Warrants	250,000	250	74,750	—	—	75,000

Exercise of Options	125,000	125	22,375	—	—	22,500

Stock Based Compensation	—	—	432,787	—	—	432,787

Net Loss	—	—	—	(4,241,594)	—	(4,241,594)

Foreign Currency Translation	—	—	—	—	(28,319)	(28,319)

Balance at December 31, 2007	25,393,572	25,394	12,095,362	(5,825,688)	(28,319)	6,266,749

Stock Based Compensation	1,162,857	1,162	663,148	—	—	664,310

Net Loss	—	—	—	(3,702,128)	—	(3,702,128)

Foreign Currency Translation	—	—	—	—	(129,396)	(129,396)

Balance at December 31, 2008	26,556,429	$26,556	$12,758,510	$(9,527,816)	$(157,715)	$3,099,535

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007
Cash flows provided by (used in) operating activities:
Net loss from continuing operations	$(3,719,688)	$(6,838,511)
Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operations:
Depreciation, depletion & amortization	457,333	748,317
Impairment expense	1,500,000	7,000,000
Provision (benefit) from income taxes	314,400	(3,522,195)
Stock based compensation	664,310	432,787
Working capital changes	1,116,053	—
Other changes, net	(144,343)	(59,763)
Net cash flows from continuing operations	188,065	(2,239,365)
Net cash flows from discontinued operations	618,067	4,257,862
Total cash flows from operating activities	806,132	2,018,497

Cash flows provided by (used in) investing activities:
Sale of subsidiary	11,896,300	—
Purchase of subsidiary	—	(151,841)
Purchase of property and equipment	(392,698)	(219,748)
Net cash flows from continuing operations	11,503,602	(371,589)
Net cash flows from discontinued operations	—	(285,939)
Total cash flows from investing activities	11,503,602	(657,528)

Cash flows provided by (used in) financing activities:
Proceeds from long term debt	635,000	343,234
Payments of long term debt	(12,021,656)	(3,209,525)
Net (payments) proceeds of stockholder advances	(958,273)	417,296
Proceeds from issuance of common stock	—	675,000
Proceeds from exercise of warrants	—	75,000
Proceeds from exercise of options	—	22,500
Net cash flows from continuing operations	(12,344,929)	(1,676,495)
Net cash flows from discontinued operations	—	292,911
Total cash flows from financing activities	(12,344,929)	(1,383,584)

Net decrease in cash and cash equivalents	(35,195)	(22,615)
Cash and equivalents at beginning of period	238,395	261,010

Cash and equivalents at end of period	$203,200	$238,395

Supplemental cash flow data:
Cash paid for interest	$1,261,567	$1,563,858
Cash paid for income taxes	—	—

Supplemental investing activity:
Restricted cash withheld on sale of subsidiary - current	$1,500,000	$—
Restricted cash withheld on sale of subsidiary - noncurrent	1,600,000	—

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2008

(1)  Business and Summary of Significant Accounting Policies

Description of Business — Stratum Holdings, Inc. (“we” or the “Company”) was originally formed as a staffing holding company in 2003.  As a result of the sales of Tradestar Construction in October 2007 and PEI in March 2008 (see Note 4), the Company’s remaining business operations are in the Canadian Energy Services and Exploration & Production segments.  In addition, a change of control occurred at the shareholder level in May 2008 as disclosed in the Current Report on Form 8-K, filed on June 3, 2008.  The following accounting policies relate to the retained Canadian Energy Services and Exploration & Production segments as continuing operations while the business components of the exited domestic Energy Services and Construction Staffing segments are reported as discontinued operations.

Principles of Consolidation — The consolidated financial statements include Stratum Holdings, Inc. and its wholly-owned subsidiaries.  Significant intercompany amounts are eliminated in consolidation.  Certain reclassifications have been made to the prior year statements to conform to the current year presentation.

Cash Equivalents — For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Recognition of Revenue and Costs of Services — Revenues consist daily or hourly charges billed to customers for the services of employees or consultants assigned to worksites.  Gross billings are rendered semi-monthly or weekly and are recognized at the time services are provided to customers.  Direct costs of services include compensation paid to worksite employees or consultants, any related payroll taxes, benefits and workers’ compensation insurance.  Costs of services are recognized when incurred based on days or hours worked by worksite employees or consultants.  Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent”, establishes criteria for recognizing revenues on a gross or net basis. The Company is the primary obligor in its transactions, has responsibility for fulfillment, including the acceptability of services ordered and purchased by customers. In addition, the Company has all credit risk, retains substantially all risk and rewards of the services rendered, has sole discretion in staffing engagements and setting the billing rates of its employees. Accordingly, the Company records all transactions at the gross revenue amount billed, consistent with the provisions of EITF 99-19.

Allowance for Doubtful Accounts — The Company has provided an allowance for uncollectible accounts receivable based on management’s evaluation of collectibility of outstanding balances.  The allowance is based on estimates and actual losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the period in which they become known.

Oil and Gas Operations — For its oil and gas operations, the Company follows the sales method for recognizing its revenues and the full cost method in accounting for its costs.  Costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.  (a) Capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized; (b) The capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,” discounted at a 10-percent interest rate, of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties; and (c) Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Asset Retirement Obligations and Environmental Costs - We record the fair value of legal obligations to retire and remove long-lived assets in the period in which the obligation is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, we capitalize this cost by increasing the carrying amount of the related properties, plants and equipment. Over time the liability is increased for the change in its present value, and the capitalized cost in properties, plants and equipment is depreciated over the useful life of the related asset.  Environmental expenditures are expensed or capitalized, depending upon their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and do not have a future economic benefit, are expensed.

Other Property and Equipment — Other property and equipment, primarily office furniture and fixtures, is depreciated on a straight-line basis over their useful lives ranging from three to five years.

Goodwill — Goodwill has been recognized on corporate acquisitions as represented by the excess cost of the acquired entities over amounts assigned to the assets and liabilities of the acquired entities.  Goodwill is not amortized and is tested for impairment annually (see Note 3).

Foreign Currency Translation — Assets and liabilities attributable to Decca’s operations are translated from Canadian currency to U.S. dollars at the applicable exchange rate on the balance sheet date.  Revenues and expenses are translated at average rates of exchange prevailing during the year.  Unrealized foreign currency translation adjustments are reflected as a component of equity.

Stock-Based Compensation — Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” requiring that compensation expense related to share-based payment transactions with employees be recognized in the financial statements (see Note 7).

Income Taxes — Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change.

Net Income (Loss) Per Share — Basic income (loss) per common share is computed by dividing the net income or loss by the weighted average number of shares of Common Stock outstanding during the period.  Diluted income per common share is computed by considering dilutive common share equivalents under the Treasury Stock method.  For the years ended December 31, 2008 and 2007, the basic and diluted average outstanding shares are the same because of a net loss in both years.

Use of Estimates — Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses in preparing these financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

Liquidity — The Company has reported net losses from continuing operations of $3,719,688 and $6,838,511 for the years ended December 31, 2008 and 2007, respectively, and has a net working capital surplus of only $470,466 at December 31, 2008.  In order to address its liquidity needs, the Company refinanced its bank borrowings secured by a subsidiary’s oil and gas properties in August 2008, resulting in a substantially increased borrowing base (see Note 5).  Additionally, the Company recently negotiated several modifications to the terms of another bank credit agreement which is secured by its Canadian accounts receivable (see Note 5).  As result of these actions, the Company believes that it will be able to repay or refinance its debt and other obligations as they are presently structured.

Recently Issued Accounting Pronouncements — In June 2008, EITF 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” was issued. This standard requires derivative treatment and liability accounting for warrants issued with reset provisions. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Stratum does not contemplate that the adoption of EITF 07-5 will have a significant impact on its consolidated financial position or result of operations.

In May 2008, the FASB issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in accordance with generally accepted accounting principles (GAAP) in the U.S.  SFAS 162 is not expected to result in a change in current practice for financial statement issuers in the U.S.  This Statement does not require formal adoption and we do not expect it to have a material impact on our consolidated financial statements.

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

In December 2007, the SEC staff issued SAB 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. Stratum does not expect the adoption of this pronouncement to have a significant impact on its results of operations.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”) a revision of SFAS No. 141.  SFAS 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies and requires the expensing of acquisition-related costs as incurred.  Generally, SFAS 141(R) will be effective for the Company on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009. We anticipate adopting and implementing SFAS 141(R) with respect to any future business combinations we may enter into.

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

In December 2008, the Securities and Exchange Commission (“SEC”) adopted the final rules regarding amendments to current oil and gas reporting requirements.  The amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology.  The amendments are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.  The Company is currently evaluating the impact of the amendments on its consolidated financial position, results of operations and cash flows.

(2)  Corporate Acquisitions

On May 23, 2006, the Company acquired the outstanding common stock of CYMRI Corporation (“CYMRI”) for total consideration of $12.7 million paid in a combination of cash, notes payable and Common Stock.  At the time of the acquisition, CYMRI was engaged in the Exploration & Production business with properties located in Texas and Louisiana while its subsidiary, Petroleum Engineers, Inc. (“PEI”), performed Energy Services largely for customers in the United States.  As further discussed in Note 4, the Company sold the capital stock of PEI to a third party in March 2008 while retaining the Exploration & Production business.

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

The Company has accounted for the acquisition of Decca, at a deemed effective date of March 1, 2007, as a purchase with Stratum treated as the acquirer.  The following is a condensed balance sheet showing the fair values of the assets acquired and liabilities assumed from Decca as of the date of the acquisition (including transaction costs of $300,000):

Current assets	$3,280,427
Property and equipment	9,675
Goodwill arising in the acquisition (see Note 3)	4,936,313
Current liabilities	(2,442,015)
$5,784,400

On March 11, 2008, the Company sold the capital stock of PEI to Hamilton Engineering, Inc. (“Hamilton”) for a total sales price of $15.0 million and granted Hamilton a three month, non-binding option to acquire the capital stock of Decca for $4.25 million which expired unexercised on June 9, 2008 (see Note 4).  The Company presently has no plans to sell Decca or any other assets or subsidiaries.

(3)           Impairment Adjustments

As of December 31, 2008, the Company recognized a non-cash impairment adjustment in the carrying value of the goodwill assigned in the Decca acquisition in the amount of $1,500,000.  This impairment adjustment reflected the impact that the worldwide decline in energy prices had on Decca’s operating margins in the fourth quarter of 2008 as well as on its near term prospects for improvement.  As previously noted, Stratum has no plans to dispose of Decca and will continue to monitor the carrying value of the Decca goodwill.

As of September 30, 2007, the Company recognized a non-cash impairment adjustment in the carrying value of its oil and gas properties in the amount of $7,000,000.  This decline in value reflected a then downward trend in the Company’s field operations during the third quarter of 2007 as well as a lack of financial resources at that time to adequately maintain the value of the oil and gas properties.  As a result of this adjustment, the Company reduced the net book value of its oil and gas properties to approximately $5.7 million to reflect the estimated fair value of the properties.

(4)           Discontinued Operations

On October 26, 2007, the Company sold substantially all of the assets of Tradestar Construction to a private construction staffing company receiving cash proceeds of $3.2 million, plus a working capital adjustment, and applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of Tradestar Construction under a revolving bank credit agreement in the amount of $1,810,210 and a bank term loan in the amount of $451,920 (see Note 5).  The Company reported a pre-tax gain from the sale of these assets in the fourth quarter of 2007 in the amount of $1,664,000 (which was subsequently reduced in the fourth quarter of 2008 due to an uncollectible insurance refund in the amount of $357,000).  The results of discontinued operations of Tradestar Construction for the years ended December 31, 2008 and 2007, including the original and adjusted gain on the sale, are summarized as follows:

	Year Ended December 31,
	2008	2007
Construction staffing revenues	$—	$13,680,597
Cost of construction staffing	—	(10,771,646)
Gross profit	—	2,908,951
General & administrative	—	(2,428,678)
Interest expense, net	—	(117,319)
Gain (loss) on sale	(357,407)	1,663,674
Net income (loss) before taxes	(357,407)	2,026,628
Provision for income taxes	121,500)	(689,054)
Net income (loss)	$(235,907)	$1,337,574

On March 11, 2008, the Company sold the capital stock of its domestic Energy Services subsidiary, PEI, to Hamilton for a total sales price of $15.0 million and granted Hamilton a three month, non-binding option to acquire the capital stock of its Canadian Energy Services subsidiary, Decca, for $4.25 million which expired unexercised on June 9, 2008.

The Company applied the Hamilton sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of PEI under a revolving bank credit agreement in the amount of $3.2 million and unsecured seller debt and other liabilities in the amount of $4.5 million (see Note 5).  The Company recognized a pre-tax gain from the sale of PEI in the year ended December 31, 2008 in the amount of $1,358,000.  The results of discontinued operations of PEI for years ended December 31, 2008 and 2007, including the gain on the sale in 2008, are summarized as follows:

	Year Ended December 31,
	2008	2007

Energy services revenues	$3,876,949	$27,652,808
Cost of energy services	(2,919,987)	(20,291,026)
Gross profit	956,962	7,361,782
General & administrative	(914,929)	(5,110,493)
Interest expense, net	(255,321)	(343,195)
Gain on sale	1,357,855	—
Net income before taxes	1,144,567	1,908,094
Provision for income taxes	(891,100)	(648,751)

Net income	$253,467	$1,259,343

The following table presents the current assets, noncurrent assets, current liabilities and noncurrent liabilities applicable to the Company’s discontinued operations as of December 31, 2007 (None as of December 31, 2008):

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

As a result of the sale of PEI, the Company exited from the domestic Energy Services segment leaving only its operations in the Canadian Energy Services and Exploration & Production segments.  In conjunction with the sale of PEI, the Company has indemnified Hamilton with respect to certain pre-sale contingencies for a two year period.  In order to secure these indemnities, Hamilton withheld $1.6 million of the sales proceeds in an escrow account.  Upon the expiration of the indemnity period, the unexpended balance of the escrow account will revert to the Company.  The escrow account and a similarly withheld $1.5 million tax reserve related to the PEI sale are reflected as restricted cash on the balance sheet as of December 31, 2008.

(5)           Long-Term Debt

As of December 31, 2008 and 2007, the Company had the following long-term debt obligations:

	December 31,
	2008	2007
$25,000,000 line of credit with a bank, maturing on August 5, 2010, interest at 1.0% above prime payable monthly, secured by first lien on CYMRI’s oil and gas properties, with a declining borrowing base of $2,900,000 as of December 31, 2008	$2,600,000	$4,955,000

$7,000,000 revolving line of credit with a bank, interest at 1.0% above prime payable monthly through maturity in May 2010, secured by accounts receivable of domestic petroleum services businesses	—	3,133,663

Notes payable to former CYMRI shareholders, bearing interest at 10%, payable in total monthly installments of $65,335 beginning in June 2006 through maturity at May 2008, and secured by substantially all assets, subject to liens on oil and gas properties	—	2,261,166

Notes payable to 8 individuals, incurred in acquisition of CYMRI, bearing interest at 10%, interest only payable monthly beginning in July 2006 through extended maturity in March 2010, unsecured	1,125,000	2,250,000

$4,000,000 (Cdn) revolving line of credit with a bank, interest at 4.5% above Canadian prime payable monthly through maturity in May 2010, secured by accounts receivable of Canadian petroleum services business	1,272,799	1,469,602

$1,500,000 term loan from a bank, interest at 4.0% above prime payable monthly through maturity in March 2009, secured by accounts receivable of petroleum services businesses	—	506,020

Notes payable to 3 individuals, incurred by CYMRI in acquisition of a subsidiary, bearing interest at 8%, payable in total monthly installments of $54,219 beginning in March 2005 through maturity at February 2010, secured by subsidiary’s oil and gas properties	—	1,290,983

Notes payable to 2 individuals, incurred in acquisition of Decca, bearing interest at 9%, payable in monthly installments of $30,099 (Cdn) from April 1, 2007 through March 31, 2012, unsecured	779,040	1,381,684

Advances from stockholders, bearing interest at 10%, interest only payable monthly through various maturities, unsecured	1,307,317	1,357,317

Other short term notes for liability insurance and accrued payables, interest rates at 7% to 9%	128,554	952,205
	7,212,710	19,557,640
Current portion of long term debt	(328,555)	(6,581,127)

	$6,884,155	$12,976,513

Future maturities of long-term debt as of December 31, 2008 are as follows:

For the year ending December 31:
2009	$328,555
2010	6,525,115
2011	240,000
2012	119,040
2013	—
$7,212,710

Borrowings under the bank credit agreement secured by CYMRI’s oil and gas properties are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  CYMRI’s borrowings under its original bank credit agreement were refinanced with another bank, pursuant to a new credit agreement having substantially similar terms, on August 5, 2008.  As with the original bank credit agreement, the terms of the new bank credit agreement require CYMRI to maintain certain financial covenants regarding working capital ratio, interest coverage level, tangible net worth, and the non-payment of dividends.  The original bank credit agreement expired on November 30, 2007, however, the bank agreed to initially extend the term of the debt to March 31, 2008, with the requirement that CYMRI continue to make monthly payments of $115,000 principal plus accrued interest.  Pursuant to the terms of this extension, the Company made an additional principal payment of $1,948,468 in March 2008 using a portion of the proceeds from the sale of PEI (see Note 4).  In March 2008, the bank agreed to further extend the maturity of the debt to January 1, 2009, with the requirement that CYMRI continue to make monthly payments of $115,000 principal plus accrued interest.  CYMRI made such required monthly payments prior to refinancing the outstanding balance in August 2008 with another bank.  The new bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  CYMRI was in violation of certain financial covenants under the new credit agreement as of December 31, 2008, however, the bank granted a waiver.  As of March 1, 2009, the borrowing base had been increased to $3,250,000, and is scheduled to decline by $50,000 per month, beginning April 1, 2009.

The Company has a second bank credit agreement, which was secured by accounts receivable of both its Construction Staffing and its domestic and Canadian Energy Services businesses, through October 2007.  As further discussed in Note 4, borrowings under that revolving bank credit agreement were substantially reduced in the sales of our Construction Staffing and domestic Energy Services businesses in October 2007 and March 2008, respectively.  As a result of these two sales, the Company terminated the U.S. portion of its revolving bank credit agreement in March 2008 while retaining the Canadian portion.  The retained Canadian credit agreement provides for a revolving borrowing base of 85% of qualifying accounts receivable up to $4,000,000 (Cdn), with an interest rate of 4.5% above Canadian prime.  As of December 31, 2008, borrowings under the Canadian credit agreement were secured by Decca’s accounts receivable in the amount of $2,311,345 (U.S.).  In January 2009, the bank agreed to waive the Company’s violation of certain non-financial covenants under the credit agreement and also agreed to make several other minor modifications to the terms of the credit agreement without changing the original scheduled maturity date of May 23, 2010.

(6)           Stockholders’ Equity

In the year ended December 31, 2008, the Company issued a total of 1,162,857 shares of its Common Stock pursuant to Company stock compensation plans, of which 1,142,857 shares, at $0.24 per share, were issued to the former Chief Executive Officer as a Board approved severance benefit in March 2008 (see Note 7).  In the year ended December 31, 2007, the Company issued a total of 1,589,286 shares of its Common Stock as follows: (i) 828,572 shares, at $1.75 per share, were issued in the acquisition of Decca in March 2007 (see Note 2); (ii) 385,714 shares, at $1.75 per share, were sold for cash in a private offering of shares of Common Stock and warrants to a group of Accredited Investors in March 2007, pursuant to a private placement memorandum; (iii) 250,000 shares, at $0.30 per share, were issued in the cash exercise of vested warrants; and (iii) 125,000 shares, at $0.18 per share, were issued in the cash exercise of vested options (see Note 7).  As of December 31, 2008, the Company had outstanding warrants to purchase a total of 1,377,761 shares of Common Stock at exercise prices ranging from $0.30 to $2.10 per share, expiring from May 2009 to March 2012.

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

Option activity with directors and employees since January 1, 2007 were as follows (including options granted to directors outside of the plan):

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at January 1, 2007	1,694,100	$1.34
Options granted	400,000	2.10
Options exercised	(125,000)	(0.18)
Options forfeited	(154,500)	(2.10)
Outstanding at December 31, 2007	1,814,600	1.53
Options forfeited	(1,339,600)	(2.03)
Outstanding at December 31, 2008	475,000	$0.76	2.0	$—

Exercisable at December 31, 2008	425,000	$0.68	1.9	$—

Stock-based compensation expense related to these options in the amounts of $384,210 and $432,787 have been recognized as a current period expense in the accompanying Consolidated Financial Statements for the years ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, total unrecognized compensation cost of approximately $61,900 related to stock options is expected to be recognized over a weighted average period of approximately 1.9 years.  The estimated fair value of the options granted to employees under the plan was calculated using a Black Scholes option pricing model. The following schedule reflects the assumptions included in this model as it relates to the valuation of such options: (a) Expected volatility — 95%; (b) Expected risk free interest rate — 6%; (c) Expected dividend yield — zero; (d) Expected option term — 3 to 4 years, calculated pursuant to the terms of SAB 107 as the option grants qualify as “plain vanilla” under that pronouncement; and (e) Forfeitures — 0%, subject to adjustment for actual experience.  Vesting terms of the options are generally three years.  The aggregate intrinsic value of employee options granted as of December 31, 2008 was zero as there were no in-the-money options at that date.

In conjunction with the sale of PEI to Hamilton in March 2008 (see Note 4), the Company’s Chief Executive Officer resigned his position with the Company.  Pursuant to a Board approved severance agreement, the Company made a cash severance payment to the former Chief Executive Officer in the amount of $200,000 and granted him an additional severance benefit via the issuance of 1,142,857 restricted shares of Common Stock with a then current value of $280,000.  The value of such restricted shares issued to the former Chief Executive Officer was included in stock-based compensation expense in March 2008.

(8)           Income Taxes

The Company provided the following amounts of income tax benefit attributable to continuing operations for the years ended December 31, 2008 and 2007:

	Year ended December 31,
	2008	2007

Federal income taxes	$314,400	$(3,522,195)
State income taxes	—	—
Total income tax provision (benefit)	$314,400	$(3,522,195)

The following table shows components of income tax provision (benefit) attributable to both our continuing operations and discontinued operations in comparison to the U.S. statutory tax rate of 34% for the years ended December 31, 2008 and 2007:

	Year ended December 31,
	2008	2007
Loss from continuing operations:
Tax benefit at U.S. statutory rate	$(1,157,600)	(3,522,195)
Non-deductible amounts	1,472,000	—
	314,400	(3,522,195)
Income from discontinued operations:
Tax provision (benefit) at U.S. statutory rate	(121,500)	1,337,805
Additional tax related to PEI sales gain	891,100	—
	769,600	1,337,805
Total income tax provision (benefit)	$1,084,000	$(2,184,390)

The following table indicates the tax effects of temporary differences giving rise to our deferred tax assets and liabilities as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Deferred tax assets:
Operating loss carryforwards	$—	$914,700
Gross deferred tax assets	—	914,700
Valuation allowance	—	(463,300)
Net deferred tax assets	—	451,400

Deferred tax liabilities:
Property and equipment	(1,056,800)	(1,193,400)
Installment gain on PEI sale	(430,100)	—
Gross deferred tax liabilities	(1,486,900)	(1,193,400)

Net deferred tax liability	$(1,486,900)	$(742,000)

As of December 31, 2008, we have not recognized a tax benefit for certain non-deductible items reflected in continuing operations, the most significant of which was the impairment adjustment in the carrying value of our goodwill arising from the Decca acquisition in the amount of $1,500,000.  There was no tax benefit recognized for this adjustment because no temporary difference was recognized when the goodwill was initially established upon the acquisition of Decca in March 2007 (see Note 2).  We anticipate that our net operating loss carryforwards for tax purposes as of December 31, 2007 will be fully offset against taxable income in our consolidated income tax return for the year ended December 31, 2008 resulting in our net deferred tax asset as of December 31, 2007 in the amount of $451,400 being fully realized for financial reporting purposes in 2008.  The utilization of such loss carryforwards in our 2008 consolidated income tax return is subject to final preparation of the return in 2009 and, potentially, to ultimate review by the Internal Revenue Service.

(9)           Related Party Transactions

The Company repaid net stockholder notes and advances in the amount of $958,000 in the year ended December 31, 2008 and received net stockholder advances in the amount of $417,000 in the year ended December 31, 2007.  Stockholder advances, excluding amounts advanced to finance the cash portion of the May 2006 purchase price of CYMRI (see Note 2), are reflected as unsecured long term debt obligations and accrue interest at a rate of 10% per annum.

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

(10)         Commitments and Contingencies

The Company and it subsidiaries have operating leases for office space under which rental expense amounted to $282,000 and $438,000 in the years ended December 31, 2008 and 2007, respectively.  In August 2008, the Company reached an agreement with its former subsidiary, PEI (see note 4), to assign a portion of its Houston office lease space to PEI resulting in a substantial reduction of the Company’s lease commitments for the remaining 3-1/2 year term of the lease.  As of December 31, 2008, aggregate commitments under the Company’s operating leases were as follows (in thousands):

Year ending December 31, 2009	$193
Year ending December 31, 2010	175
Year ending December 31, 2011	162
Year ending December 31, 2012	92
Year ending December 31, 2013	—
$622

Triumph Energy, Inc., a subsidiary in the Exploration & Production segment, and another domestic subsidiary are defendants in several lawsuits involving professional liability and other matters arising in the normal course of business.  In June 2008, Triumph settled one of these lawsuits at a net cost to the company of $167,000 which was recognized as an expense in the second quarter of 2008.  It is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations of any of the other actions against Triumph or the other domestic subsidiary.  The Company believes that its subsidiaries have meritorious defenses in each case and are vigorously defending these matters.

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

In October 2008, an insurer for the Company’s inactive Construction Staffing subsidiary (see Note 4) filed a lawsuit against the subsidiary alleging default on a premium finance obligation in the amount of $200,000, plus interest and attorney’s fees.  Limited discovery in this case has been undertaken to date.  The Company believes that its inactive Construction Staffing subsidiary has a meritorious defense in this case.

(11)         Other Required Disclosures

Segment Information — With the sales of Tradestar Construction in October 2007 and PEI in March 2008 (see Note 4), the Company’s remaining operations are in the Canadian Energy Services and domestic Exploration & Production segments.  The table below reflects the allocation between these two reportable segments of certain amounts in the consolidated Income Statement, other than interest expense and income taxes (which the Company does not believe are feasible to allocate), and the consolidated Balance Sheet as of and for the year ended December 31, 2008 (in 000’s):

	Energy	Exploration &
	Services	Production
	(Can.)	(U. S.)	Total
Income Statement Data:
Operating revenues	$25,089	$4,989	$30,078
Other revenues	283	—	283
Total revenues	25,372	4,989	30,361
Depreciation, depletion & amortization	—	(457)	(457)
Impairment expense	(1,500)	—	(1,500)
Other allocable operating expenses	(23,183)	(3,132)	(26,315)
Gross profit	689	1,400	2,089
General & administrative			(4,232)
Loss from operations			(2,143)
Interest expense			(1,262)
Net loss from continuing operations before taxes			$(3,405)

Balance Sheet Data:
Subsidiary assets	$2,745	$7,167	$9,912
Goodwill	3,436	—	3,436
Segment assets	6,181	7,167	13,348
Corporate assets			3,049
Consolidated assets			$16,397

Due to the significant organizational changes resulting from the sales of Tradestar Construction in October 2007 and PEI in March 2008, the Company does not believe that the presentation of segment information for the prior year period is meaningful.

Credit Risk Concentrations — As previously noted, the Company’s remaining operations are in the Canadian Energy Services and domestic Exploration & Production segments.  In the Canadian Energy Services segment, the Company extends credit to a variety of customers on an open account basis, periodically assessing their credit worthiness, and requiring various forms of financial collateral where deemed necessary.  In the domestic Exploration & Production segment, the Company sells produced oil and gas to large commodity purchasers from whom it does not require collateral.  There were no customers of either segment, representing a significant portion of consolidated revenues in the years ended December 31, 2008 and 2007.

The Company maintains its U.S. unrestricted cash accounts in three different federally chartered banking institutions.  Its bank accounts in each bank are government insured up to $250,000 and no book balances exceeded that level as of December 31, 2008.  Management believes that the three banks are financially sound.

Fair Value of Financial Instruments — SFAS No. 157, “Fair Value Measurements,” became effective January 1, 2008 and establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  Disclosures about fair value of financial instruments are based on pertinent information available to management and are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.  Management has estimated the fair values of cash, accounts receivable, accounts payable and accrued expenses to approximate their respective carrying values reported on these financial statements because of their short maturities. The carrying amounts of notes payable approximates fair value because their interest rates approximate market for items of similar risk.

(12)         Oil and Gas Producing Activities (Unaudited)

                Capitalized Costs of Oil and Gas Properties — As a result of the CYMRI acquisition (see Note 2), the Company has owned working interests in certain oil and gas properties since May 31, 2006, the deemed effective date of the CYMRI acquisition for accounting purposes.  The table below reflects the capitalized costs of such oil and gas properties as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Proved properties	$14,177	$13,653
Unproved properties	—	—
Gross oil and gas properties	14,177	13,653
Less: Accumulated DD&A and impairment	(8,268)	(7,875)
Net oil and gas properties	$5,909	$5,778

Costs Incurred in Oil and Gas Producing Activities — The table below presents the costs incurred in oil and gas producing activities for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Property acquisition	$—	$—
Exploration	—	—
Development	376	220
	$376	$220

Results of Operations for Oil and Gas Producing Activities — The table below presents the results of operations for oil and gas producing activities for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Revenues	$4,988	$3,139
Production costs	(3,133)	(2,081)
Depreciation, depletion and amortization	(457)	(748)
Impairment expense	—	(7,000)
Income taxes	(475)	2,275
Results of operations	$923	$(4,415)

Oil and Gas Reserves — The following table sets forth summary information with respect to CYMRI’s proved oil and gas reserves, as estimated by the Company, based on consultation with an independent reservoir engineering firm, as of December 31, 2008.  The estimates of proved and proved developed reserve quantities and the related measure of discounted future net cash flows are estimates only and do not purport to reflect realizable values or fair market values of the Company’s reserves.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise and generally more conservative than those of producing oil and gas properties.  Accordingly, these estimates are expected to change as future information becomes available.  All of the Company’s reserves are located in the United States.

	Oil	Gas	Total	PV10 Value
	(MBbl)	(MMcf)	(MMcfe)	(000’s)

Proved developed	480	1,634	4,514	$8,371
Proved undeveloped	53	—	320	852
Total proved	533	1,634	4,834	9,223
Discounted future income taxes				(2,653)
Standardized measure of discounted future net cash flows				$6,570

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

The following table sets forth changes in the Company’s proved oil and gas reserves in the year ended December 31, 2008 (in thousands):

	Oil	Gas	Total
	(MBbl)	(MMcf)	(MMcfe)
Beginning balance	601	1,534	5,144
Revisions of previous estimates	(28)	189	21
Production	(40)	(89)	(331)
Ending balance	533	1,634	4,834

The standardized measure of discounted future net cash flows is computed by applying estimated prices of oil and gas (as summarized below) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (at year-end 2008 prices) to be incurred in developing and producing the proved reserves, and assuming continuation of existing economic conditions.  The estimated future net cash flows are then discounted using a rate of 10-percent per year to reflect the estimated timing of the future net cash flows.  The Company does not believe that the standardized measure of discounted future net cash flows is necessarily indicative of the fair value of its oil and gas properties.

The following table sets forth the components of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves as of December 31, 2008 (in thousands):

Future net revenues	$31,321
Future lease operating expenses and production taxes	(14,615)
Future development costs	(374)
Future income tax expense	(4,697)
Future net cash flows	11,635
10% annual discount for estimated timing of cash flows	(5,065)
Standardized measure of discounted future cash flows	$6,570

The following table sets forth changes in the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in the year ended December 31, 2008 (in thousands):

Net changes in prices and production costs	$(12,091)
Sales and transfers of oil and gas produced	(3,091)
Net change due to revisions in quantity estimates	56
Future development costs	571
Net change in income taxes	5,503
Changes in production rates, other	607
Accretion of discount	1,365
Changes in standardized measure of discounted future cash flows	(7,080)
Beginning standardized measure of discounted future cash flows	13,650
Ending standardized measure of discounted future cash flows	$6,570

In accordance with the guidelines of the SEC, the reservoir engineers’ estimates of future net revenues from our properties and the pre-tax PV 10 Value amounts thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The unescalated prices as of December 31, 2008 used in such estimates averaged $40.50 per barrel of oil and $5.95 per Mcf of gas.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUM HOLDINGS, INC.

By:	/s/Larry M. Wright
Larry M. Wright
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 31, 2009.

Signature	Title

/s/Larry M. Wright	Chairman and Chief Executive Officer
Larry M. Wright	(Principal Executive Officer)

/s/D. Hughes Watler, Jr.	Chief Financial Officer
D. Hughes Watler, Jr.	(Principal Financial and Accounting Officer)

/s/ Richard A. Piske, III	Director
Richard A. Piske, III