Form 10-Q
period 2009-03-31
STRATUM HOLDINGS, INC.
filed 2009-05-15
CIK 1277998

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Three Months Ended March 31, 2009

Commission File No. 000-51229

STRATUM HOLDINGS, INC.

(Exact Name of Registrant as specified in its charter)

Nevada	51-0482104
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Three Riverway, Suite 1590
Houston, Texas	77056
(Address of principal executive offices)	(zip code)

(713) 479-7050

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares outstanding of Common Stock, par value $.001 per share, as of May 15, 2009 was 26,556,429 shares.

STRATUM HOLDINGS, INC.

FORM 10-Q

MARCH 31, 2009

STRATUM HOLDINGS, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$189,987	$203,200
Restricted cash (Note 3)	2,578,746	1,491,958
Accounts receivable	2,859,200	2,900,750
Prepaid expenses and other	116,494	133,088
Total current assets	5,744,427	4,728,996

Property and equipment:
Oil and gas properties (full cost method)	14,178,022	14,177,055
Other property and equipment	108,060	108,060
	14,286,082	14,285,115
Less: Accumulated depreciation, depletion & amortization	(1,453,964)	(1,332,227)
Impairment allowance	(7,000,000)	(7,000,000)
Net property and equipment	5,832,118	5,952,888

Other assets:
Restricted cash (Note 3)	—	1,611,742
Goodwill (less impairment allowance of $3,400,000 and $1,500,000, respectively)	1,536,313	3,436,313
Other assets	269,347	175,171
Total other assets	1,805,660	5,223,226

Total assets	$13,382,205	$15,905,110

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt - stockholders	$1,954,143	$246,826
Current portion of long-term debt - others	3,621,022	81,729
Accounts payable	2,472,618	2,818,488
Accrued liabilities	1,281,129	1,153,292
Income taxes payable	103,100	282,975
Total current liabilities	9,432,012	4,583,310

Long-term debt, net of current portion	1,775,127	6,884,155
Deferred income taxes	1,281,700	1,486,900
Asset retirement obligations	179,950	175,990
Total liabilities	12,668,789	13,130,355

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized, None issued	—	—
Common stock, $.001 par value per share, 50,000,000 shares authorized, 26,556,429 shares issued and outstanding	26,556	26,556
Additional paid in capital	12,767,951	12,758,510
Accumulated deficit	(12,011,136)	(9,852,596)
Accumulated foreign currency translation adjustment	(69,955)	(157,715)
Total stockholders’ equity	713,416	2,774,755

Total liabilities and stockholders’ equity	$13,382,205	$15,905,110

See accompanying notes to consolidated financial statements.

STRATUM HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Energy services	$5,593,914	$7,754,189
Oil and gas sales	548,931	1,049,030
Other	42,610	86,111
	6,185,455	8,889,330
Expenses:
Energy services	5,087,417	6,923,815
Lease operating expense	549,344	399,603
Depreciation, depletion & amortization	121,809	158,716
Impairment of acquisition goodwill	1,900,000	—
Workover expense	39,598	144,017
Selling, general and administrative	562,045	1,852,087
	8,260,213	9,478,238

Operating loss	(2,074,758)	(588,908)
Other expenses:
Interest expense	(178,463)	(608,159)

Loss from continuing operations before income taxes	(2,253,221)	(1,197,067)
Benefit for income taxes	120,100	406,900
Net loss from continuing operations	(2,133,121)	(790,167)
Discontinued operations, net of tax	(25,419)	(409,533)
Net loss	$(2,158,540)	$(1,199,700)

Net loss per share, basic and diluted
Net loss from continuing operations	$(0.08)	$(0.03)
Discontinued operations	(0.00)	(0.02)
Net loss	$(0.08)	$(0.05)

Weighted average shares outstanding, basic and diluted	26,556,429	25,572,207

 See accompanying notes to consolidated financial statements.

STRATUM HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows provided by (used in) operating activities:
Net loss from continuing operations	$(2,133,121)	$(790,167)
Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operations:
Depreciation, depletion & amortization	121,809	158,716
Impairment expense	1,900,000	—
Provision (benefit) from income taxes	(120,100)	(406,900)
Stock based compensation	9,441	469,266
Working capital changes	(424,864)	—
Other changes, net	(2,528)	(190,463)
Net cash flows from continuing operations	(649,363)	(759,548)
Net cash flows from discontinued operations	(25,419)	(76,259)
Total cash flows from operating activities	(674,782)	(835,807)

Cash flows provided by (used in) investing activities:
Sale of subsidiary	—	11,900,000
Decrease in restricted cash from sale of subsidiary	524,954	—
Purchase of property and equipment	(967)	(107,650)
Net cash flows from investing activities	523,987	11,792,350

Cash flows provided by (used in) financing activities:
Proceeds from long term debt	257,745	—
Payments of long term debt	(85,163)	(10,137,526)
Net (payments) proceeds of stockholder advances	(35,000)	(708,273)
Net cash flows from financing activities	137,582	(10,845,799)

Net increase in cash and cash equivalents	(13,213)	110,744
Cash and equivalents at beginning of period	203,200	238,395

Cash and equivalents at end of period	$189,987	$349,139

Supplemental cash flow data:
Cash paid for interest	$118,130	$608,159
Cash paid for income taxes	251,875	—

Supplemental investing activity:
Restricted cash withheld on sale of subsidiary - current	$—	$1,500,000
Restricted cash withheld on sale of subsidiary - noncurrent	—	1,600,000

See accompanying notes to consolidated financial statements.

STRATUM HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)                                 Basis of Presentation

Interim Financial Information — The accompanying consolidated financial statements have been prepared by the Company without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the financial position of the Company as of March 31, 2009, the results of its operations for the three month periods ended March 31, 2009 and 2008, and cash flows for the three month periods ended March 31, 2009 and 2008.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Issued Accounting Pronouncements — In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.”  This Issue is effective for fiscal years beginning after December 15, 2008.  We do not expect the adoption of EITF No. 07-5 to have a material impact on our consolidated financial statements.

SEC Amendments to Oil and Gas Reporting Requirements — In December 2008, the SEC adopted the final rules regarding amendments to current oil and gas reporting requirements.  The amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology.  The amendments are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.  The Company is currently evaluating the impact of the amendments on its consolidated financial position, results of operations and cash flows.

(2)                                 Impairment Adjustment

As of March 31, 2009, the Company recognized a non-cash impairment adjustment in the carrying value of the goodwill assigned to its Canadian Energy Services subsidiary, Decca Consulting, Ltd. (“Decca”), in the amount of $1,900,000.  This amount is in addition to a similar impairment adjustment recognized as of December 31, 2008 in the amount of $1,500,000.  Since the worldwide decline in energy prices began in the fourth quarter of 2008, Decca has experienced a substantial decrease in the demand for its drilling, completion and other on-site consulting services provided to the Canadian oil and gas industry.  The impairment adjustment recognized as of March 31, 2009 reflects a reduction in the Company’s projections of Decca’s discounted future net cash flows as of that date compared to its projections as of December 31, 2008.

As with the impairment adjustment recorded as of December 31, 2008, the Company has not recognized a tax benefit for the impairment adjustment as of March 31, 2009 because no temporary difference was recognized when the goodwill was initially established upon the acquisition of Decca in March 2007.

(3)                                 Discontinued Operations

On March 11, 2008, the Company sold the capital stock of its domestic Energy Services subsidiary, Petroleum Engineers, Inc. (“PEI”), to Hamilton Engineering, Inc. for a total sales price of $15.0 million.  The Company applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of PEI under a revolving bank credit agreement in the amount of $3.2 million and unsecured seller debt and other liabilities in the amount of $4.5 million (see Note 4).

The Company recognized a pre-tax gain from the sale of PEI in the first quarter of 2008 in the amount of $1,350,000 (which was subsequently reduced in the first quarter of 2009 due to payment of an indemnified loss in the amount of $39,000).  The results of discontinued operations of PEI for the three months ended March 31, 2009 and 2008, including the original and adjusted gain on the sale, are summarized as follows:

	Three Months Ended March 31,
	2009	2008

Energy services revenues	$—	$3,876,949
Cost of energy services	—	(2,919,987)
Gross profit	—	956,962
General & administrative	—	(914,929)
Interest expense, net	—	(255,321)
Gain on sale	(38,519)	1,349,855
Net income before taxes	(38,519)	1,136,567
Provision for income taxes	13,100	(1,546,100)
Net income (loss)	$(25,419)	$(409,533)

The Company has indemnified Hamilton with respect to certain other pre-sale contingencies of PEI for a two year period.  In order to secure such indemnities, Hamilton withheld $1.6 million of sales proceeds in an escrow account.  Upon expiration of the indemnity period, the unexpended balance of the escrow account will revert to the Company.  The escrow account and the unexpended portion of a tax reserve account related to the PEI sale are reflected as restricted cash on the Balance Sheet as of March 31, 2009.

(4)                                 Long Term Debt

As of March 31, 2009 and December 31, 2008, the Company had the following long-term debt obligations:

	March 31,	December 31,
	2009	2008
$25,000,000 line of credit with a bank, maturing on August 5, 2010, interest at 1.0% above prime payable monthly, secured by first lien on CYMRI, LLC’s oil and gas properties, with a declining borrowing base of $3,250,000 as of March 31, 2009	$2,850,000	$2,600,000

Notes payable to individuals and entities, incurred in acquisition of CYMRI, bearing interest at 10%, with principal and accrued interest due at extended maturity in March 2010, unsecured	1,125,000	1,125,000

$4,000,000 (Cdn) revolving line of credit with a bank, interest at 4.5% above Canadian prime payable monthly through maturity in May 2010, secured by accounts receivable of Canadian petroleum services business	1,280,544	1,272,799

Notes payable to 2 individuals, incurred in acquisition of Decca Consulting, Ltd., bearing interest at 9%, payable in monthly installments of $30,099 (Cdn) from April 1, 2007 through March 31, 2012, unsecured	704,583	779,040

Advances from stockholders, bearing interest at 10%, with principal and accrued interest due in March 2010, unsecured	1,272,317	1,307,317

Other short term notes for liability insurance and accrued payables, interest rates at 7% to 9%	117,848	128,554

	7,350,292	7,212,710

Current portion of long term debt - stockholders	(1,954,143)	(246,826)
Current portion of long term debt - others	(3,621,022)	(81,729)

	$1,775,127	$6,884,155

Borrowings under the bank credit agreement secured by the oil and gas properties owned by CYMRI, LLC (“CYMRI”), a subsidiary in the Exploration & Production segment, are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  The terms of the bank credit agreement require CYMRI to maintain certain financial covenants regarding working capital ratio, interest coverage level, tangible net worth, and the non-payment of dividends.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of March 31, 2009, the borrowing base stood at $3,250,000, and was declining by $50,000 per month.

CYMRI was in violation of a certain financial covenant under the credit agreement as of March 31, 2009.  The bank has agreed to grant a waiver of this covenant violation provided the Company puts in place an acceptable hedging transaction on approximately 50% of CYMRI’s projected oil production through the end of 2010.  The Company expects to arrange the hedge and obtain the waiver in a relatively short period of time.  However, since the waiver has not been obtained as of the date of this report, the Company has classified the entire $2,850,000 indebtedness to the bank as a current liability as of March 31, 2009.

The Company has a second bank credit agreement, which is secured by accounts receivable of its Canadian Energy Services subsidiary, Decca.  The credit agreement provides for a revolving borrowing base of 85% of qualifying accounts receivable up to $4,000,000 (Cdn), with an interest rate of 4.5% above Canadian prime (2.5% as of March 31, 2009).  Decca was in violation of certain non-financial covenants under the credit agreement as of March 31, 2009, however, the bank has not taken any action as a result of these violations.  As of March 31, 2009, borrowings under the Canadian credit agreement were secured by Decca’s accounts receivable in the amount of $2,206,000 (U.S.).

(5)                                 Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period.  Diluted income (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period and potentially dilutive common share equivalents, consisting of stock options and warrants, under the Treasury Stock Method. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive.  Because of the net loss for the three months ended March 31, 2009 and 2008, the basic and diluted average outstanding shares are considered the same, since including the shares would have an antidilutive effect on the net loss per share calculation.

(6)                                 Stock-Based Compensation

The Company has a stock-based compensation plan which was approved by the stockholders in October 2005 and amended in October 2006.  Under the plan, a maximum of 2,400,000 shares may be awarded to directors and employees in the form of stock options, restricted stock or stock appreciation rights.  The exercise price, terms and other conditions applicable to each stock option grant are generally determined by the Board of Directors.  The exercise price of stock options is set on the grant date and may not be less than the fair market value of the Company’s Common Stock on that date.

Option activity with directors and employees since January 1, 2008 were as follows (including options granted to directors outside of the plan):

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at January 1, 2008	1,814,600	$1.53
Options forfeited	(1,339,600)	(2.03)
Outstanding at December 31, 2008	475,000	0.76
Option activity	—	—
Outstanding at March 31, 2009	475,000	$0.76	1.8	$—

Exercisable at March 31, 2009	425,000	$0.68	1.7	$—

Stock-based compensation expense related to these options in the amounts of $9,441 and $189,266 have been recognized as a current period expense in the accompanying Consolidated Financial Statements for the three month periods ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, total unrecognized compensation cost of approximately $52,000 related to stock options is expected to be recognized over a weighted average period of approximately 1.8 years.  The estimated fair value of the options granted to employees under the plan was calculated using a Black Scholes option pricing model. The following schedule reflects the assumptions included in this model as it relates to the valuation of such options: (a) Expected volatility — 95%; (b) Expected risk free interest rate — 6%; (c) Expected dividend yield — zero; (d) Expected option term — 3 to 4 years, calculated pursuant to the terms of SAB 107 as the option grants qualify as “plain vanilla” under that pronouncement; and (e) Forfeitures — 0%, subject to adjustment for actual experience.  Vesting terms of the options are generally three years.  The aggregate intrinsic value of employee options granted as of March 31, 2009 was zero as there were no in-the-money options at that date.

Pursuant to a Board approved severance agreement, the Company made a cash severance payment to its former Chief Executive Officer in March 2008 in the amount of $200,000 and granted him an additional severance benefit via the issuance of 1,142,857 restricted shares of Common Stock with a then current value of $280,000, which was included in stock-based compensation expense in March 2008.

(7)                                 Stockholder Advances

The Company repaid net stockholder advances in the amounts of $35,000 and $708,000 in the three months ended March 31, 2009 and 2008, respectively.  Stockholder advances, excluding amounts advanced to finance the cash portion of the CYMRI purchase price (see Note 4), are reflected as unsecured long term debt obligations and accrue interest at a rate of 10% per annum.

(8)                                 Contingencies

Triumph Energy, Inc., a subsidiary in the Exploration & Production segment, is a defendant in several lawsuits involving professional liability and other matters arising in the normal course of business.  It is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations of any of the actions against Triumph.  The Company believes that Triumph has meritorious defenses in each case and is vigorously defending these matters.

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

(9)                                 Segment Information

With the sale of PEI in March 2008 (see Note 3), the Company’s remaining operations are in the Canadian Energy Services and domestic Exploration & Production segments.  The table below reflects the allocation of certain amounts in the consolidated Income Statement, other than interest expense and income taxes (which the Company does not believe are feasible to allocate), and the consolidated Balance Sheet as of and for the three months ended March 31, 2009 (in 000’s):

	Energy	Exploration &
	Services	Production
	(Can.)	(U. S.)	Total
Income Statement Data:
Operating revenues	$5,594	$549	$6,143
Other revenues	33	9	42
Total revenues	5,627	558	6,185
Depreciation, depletion & amortization	—	(122)	(122)
Impairment expense	(1,900)	—	(1,900)
Other allocable operating expenses	(5,087)	(589)	(5,676)
Gross profit (loss)	(1,360)	(153)	(1,513)
General & administrative			(562)
Operating loss			(2,075)
Interest expense			(178)
Net loss from continuing operations before taxes			$(2,253)

Balance Sheet Data:
Subsidiary assets	$2,586	$6,901	$9,487
Goodwill	1,536	—	1,536
Segment assets	4,122	6,901	11,023
Corporate assets			2,359
Consolidated assets			$13,382

The table below reflects the allocation of certain Income Statement data between these two reportable segments for the three months ended March 31, 2008 (in 000’s):

Income Statement Data:
Operating revenues	$7,754	$1,049	$8,803
Other revenues	86	—	86
Total revenues	7,840	1,049	8,889
Depreciation, depletion & amortization	—	(159)	(159)
Other allocable operating expenses	(6,924)	(543)	(7,467)
Gross profit	916	347	1,263
General & administrative			(1,852)
Operating loss			(589)
Interest expense			(608)
Net loss from continuing operations before taxes			$(1,197)

There is no presentation of Balance Sheet data allocated between these two reportable segments as of March 31, 2008 inasmuch as the consolidated Balance Sheet as of that date is not included in this report.

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

On October 26, 2007, we sold substantially all of the assets of our Construction Staffing subsidiary, Tradestar Construction Services, Inc. (“Tradestar Construction”), to a private construction staffing company.  We received cash proceeds of $3.2 million plus a working capital adjustment.  We applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of Tradestar Construction under a revolving bank credit agreement in the amount of $1,810,210 and a bank term loan in the amount of $451,920.  We reported a pre-tax gain from the sale of these assets in the fourth quarter of 2007 in the amount of $1,664,000 (which was subsequently reduced in the fourth quarter of 2008 due to an uncollectible insurance refund in the amount of $357,000).  As a result of this sale, we exited from the Construction Staffing segment.

On March 11, 2008, we sold the capital stock of our domestic Energy Services subsidiary, PEI, to Hamilton Engineering, Inc. (“Hamilton”) for a total sales price of $15.0 million.  We applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of PEI under a revolving bank credit agreement in the amount of $3.2 million and unsecured seller debt and other liabilities in the amount of $4.5 million.  We recognized a pre-tax gain from the sale of PEI in the first quarter of 2008 in the amount of $1,350,000 (which was subsequently reduced in the first quarter of 2009 due to payment of an indemnified loss in the amount of $39,000).  We have reported the revenues and expenses of PEI for the period that we owned it in 2008 as discontinued operations in the accompanying Consolidated Statement of Operations.

As a result of the PEI sale, we exited from the domestic portion of our Energy Services segment leaving us with the Canadian portion of our Energy Services segment as well as our operations in the domestic Exploration & Production segment.

Results of Operations

The following discussion reflects the revenues and expenses of our retained Canadian Energy Services and our domestic Exploration & Production segments as continuing operations while the revenues and expenses of our exited domestic Energy Services segment is reported as discontinued operations.

Three months ended March 31, 2009 versus three months ended March 31, 2008 — Total revenues from continuing operations for the three months ended March 31, 2009 were $6,185,000 compared to $8,889,000 for the three months ended March 31, 2008.

Revenues from Decca’s continuing Energy Services for the three months ended March 31, 2009 were $5,594,000 compared to $7,754,000 for the three months ended March 31, 2008.  This decrease was due to a decline of approximately 20% in the exchange rate of the Canadian dollar as well as a decrease in the demand for Decca’s consulting services provided to the Canadian oil and gas industry.  Total billings for continuing Energy Services in the three months ended March 31, 2009 were approximately 4,850 man days at an average billing rate of approximately $1,150 per day.

Revenues from CYMRI’s oil and gas sales for the three months ended March 31, 2009 were $549,000 compared to $1,049,000 for the three months ended March 31, 2008.   In the three months ended March 31, 2009, revenues from oil production were $394,000, reflecting volumes of 10,766 barrels at an average price of $36.62 per barrel, while gas revenues were $155,000, reflecting volumes of 28,587 Mcf at an average price of $5.41 per Mcf.  In the three months ended March 31, 2008, revenues from oil production were $879,000, reflecting volumes of 9,642 barrels at an average price of $91.14 per barrel, while gas revenues were $170,000, reflecting volumes of 22,516 Mcf at an average price of $7.56 per Mcf.

Costs of Decca’s continuing Energy Services for the three months ended March 31, 2009 were $5,087,000 versus $6,924,000 for the three months ended March 31, 2008.  This decrease was due to declines in the exchange rate of the Canadian dollar and in the demand for Decca’s consulting services.  As a result of competitive pressures, Decca was forced to reduce the gross margin on its consulting services to approximately 9% of revenues for the three months ended March 31, 2009 compared to approximately 11% for the three months ended March 31, 2008.

Lease operating expenses (“LOE”), including production taxes, were $549,000 for the three months ended March 31, 2009 versus $400,000 for the three months ended March 31, 2008, representing LOE of CYMRI’s oil and gas production operations.  This increase was primarily due to higher water handling expenses in CYMRI’s Burnell Field in the first quarter of 2009.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended March 31, 2009 was $122,000 versus $159,000 for the three months ended March 31, 2008, largely representing DD&A of CYMRI’s oil and gas properties.  This decrease was primarily due to a decline in depletion rates.

Impairment expense applicable to the goodwill assigned in the Decca acquisition was $1,900,000 for the three months ended March 31, 2009 versus zero for the three months ended March 31, 2008.  The impairment adjustment recognized as of March 31, 2009 reflects a reduction in the Company’s projections of Decca’s discounted future net cash flows as of that date compared to its projections as of December 31, 2008, at which time a similar impairment adjustment in the amount of $1,500,000 was recognized (see Note 2).

Workover expenses for the three months ended March 31, 2009 were $40,000 versus $144,000 for the three months ended March 31, 2008, representing workovers on CYMRI’s South Texas oil and gas properties.  This decrease was due to a reduction in workover operations in the first quarter of 2009.

Selling, general and administrative (“SG&A”) expenses attributable to continuing operations for the three months ended March 31, 2009 were $562,000 compared to $1,852,000 for the three months ended March 31, 2008.  This decrease was due to non-recurring SG&A expenses associated with the sale of PEI to Hamilton in March 2008 (including Board approved executive severance costs of $675,000) as well as a dramatic reduction in the Company’s level of corporate overhead expenses following the PEI sale.

Interest expense attributable to continuing operations for the three months ended March 31, 2009 was $178,000 versus $608,000 for the three months ended March 31, 2008.  This decrease was primarily due to the repayment of certain corporate debt obligations in conjunction with the sale of PEI to Hamilton in March 2008.

Income taxes attributable to continuing operations were a benefit of $120,000 for the three months ended March 31, 2009 compared to a benefit of $407,000 for the three months ended March 31, 2008 and reflect a benefit rate of only 5% on pre-tax net loss of $2,253,000 in the three months ended March 31, 2009 (due to no tax benefit being booked for the Decca goodwill impairment of $1,900,000).

Income from discontinued Energy Services operations, net of income taxes, was a net loss of $25,400 for the three months ended March 31, 2009 versus $410,000 for the three months ended March 31, 2008.  As further described in Note 3, we sold the capital stock of our domestic Energy Services subsidiary, PEI, to Hamilton in March 2008.  The results of operations of our domestic Energy Services business, including the pre-tax sales gain in the amount of $1,350,000, have been classified as discontinued operations in the Consolidated Statement of Operations, net of applicable income tax expense reflecting the estimated taxable gain on the sale in the 2008 period.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities from continuing operations for the three months ended March 31, 2009 was $649,000 compared to $760,000 for the three months ended March 31, 2008.  This decreased use of financial resources reflected a small net improvement in certain operating cash flow components.  Net cash used in operating activities from discontinued operations decreased by a minor amount to $25,000 for the three months ended March 31, 2009 from $76,000 for the three months ended March 31, 2008.

Investing activities.  Net cash provided by investing activities for the three months ended March 31, 2009 was $524,000 compared to $11,792,000 for the three months ended March 31, 2008.  This fluctuation was largely due to the sale of PEI to Hamilton in March 2008 for $15.0 million, less the initial purchases of restricted cash in the amount of $3.1 million for an escrow account and a tax reserve account, pursuant to the securities purchase agreement with Hamilton.  The Company was allowed to expend approximately $524,000 of the tax reserve account in the first quarter of 2009.

Financing activities.  Net cash provided by financing activities for the three months ended March 31, 2009 was $138,000 compared to net cash used in financing activities of $10,846,000 for the three months ended March 31, 2008.  This increase in financing cash flows was primarily due to non-recurring repayments of long term debt and stockholder advances which were made with the proceeds of the sale of PEI to Hamilton in March 2008 in the gross amount of $15.0 million.

Following the sale of PEI in March 2008, we have remaining long term debt obligations to banks and other lenders (see Note 4).  A substantial portion of our long term debt is in the form of a bank credit facility secured by CYMRI’s producing oil and gas properties.  Borrowings under the bank credit agreement amounted to $2,850,000 as of March 31, 2009 and are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  CYMRI’s borrowings under its original bank credit agreement were refinanced with another bank, pursuant to a new credit agreement having substantially similar terms, on August 5, 2008.  The new bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of March 31, 2009, the borrowing base stood at $3,250,000, and was declining by $50,000 per month.   CYMRI was in violation of a certain financial covenant under the new credit agreement as of March 31, 2009.  The bank has agreed to grant a waiver of this covenant violation provided the Company puts in place an acceptable hedging transaction covering approximately 50% of CYMRI’s projected oil production through the end of 2010.  The Company expects to arrange the hedge and obtain the waiver in a relatively short period of time.

We also have a second bank credit agreement, which is secured by accounts receivable of our Canadian Energy Services subsidiary, with outstanding borrowings of $1,281,000 as of March 31, 2009 (see Note 4).  Borrowings under a similar credit agreement with the same bank were fully paid in the sale of our domestic Energy Services business in March 2008.  This credit agreement currently provides for a revolving borrowing base of 85% of qualifying accounts receivable up to $4,000,000 (Cdn), with an interest rate of 4.5% above Canadian prime.  Decca was in violation of certain non-financial covenants under the credit agreement as of March 31, 2009, however, the bank has not taken any action as a result of these violations.

With the completion of our sales of PEI in March 2008 and Tradestar Construction in October 2007, our primary ongoing capital expenditures are in the Exploration & Production segment, which can be highly capital intensive.  In this business, expenditures for CYMRI’s drilling and equipping of oil and gas wells are typically required to maintain or increase existing production levels and production often declines in a relatively short period of time if maintenance capital is not invested timely.  We normally attempt to finance CYMRI’s capital expenditure requirements through a combination of cash flow from operations and secured bank borrowings and we expect that these sources will be sufficient to meet our capital expenditures in 2009.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements as indicated below.  See our Annual Report on Form 10-K for the year ended December 31, 2008 for a further description of our critical accounting policies and estimates.

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

The material weakness relates to deficient completeness and cut-off controls at our Canadian Energy Services subsidiary, Decca Consulting, Ltd.  The situation giving rise to this lack of independent review arose since approximately the end of the second quarter of 2008 as Decca previously employed a highly experienced accountant to review the subsidiary’s monthly financial statements.  In order to address this material weakness, management has implemented an interim compensating control in the form of an entity level analytical review by its Chief Financial Officer.  To the extent practical in light of Decca’s current financial performance (see Note 2), the Company anticipates the implementation of improved completeness and cut-off controls at the operating unit level at an appropriate time.

Notwithstanding this material weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended March 31, 2009.

(b) Changes in internal controls over financial reporting

Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2008, the Company determined that it had recorded an over accrual of oil and gas revenues for the year ended December 31, 2008. Following the detection of this error, the Company implemented new accounting procedures in the first quarter of 2009 to provide additional assurance that oil and gas revenues in its domestic Exploration & Production business are properly accounted for on a monthly basis between quarterly reporting periods.  Management believes that these new procedures will be adequate to address the deficiency giving rise to the over accrual of oil and gas revenues as of December 31, 2008.  Except for the implementation of such new oil and revenue accrual procedures, there was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

May 15, 2009