Form 10-Q
period 2009-09-30
STRATUM HOLDINGS, INC.
filed 2009-11-12
CIK 1277998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

Commission File No. 000-51229

STRATUM HOLDINGS, INC.
 (Exact Name of Registrant as specified in its charter)

Nevada	51-0482104
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Three Riverway, Suite 1590 Houston, Texas	77056
(Address of principal executive offices)	(zip code)
(713) 479-7050
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]   No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: [ ]   No: [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The number of shares outstanding of Common Stock, par value $.001 per share, as of November 10, 2009 was 26,556,429 shares.

STRATUM HOLDINGS, INC.
FORM 10-Q
SEPTEMBER 30, 2009

STRATUM HOLDINGS, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$163,097	$203,200
Restricted cash (Note 3)	1,613,234	1,491,958
Accounts receivable	1,874,758	2,900,750
Prepaid expenses and other	186,902	133,088
Fair value of oil and gas derivatives	32,480	-
Total current assets	3,870,471	4,728,996

Property and equipment:
Oil and gas properties (full cost method)	14,310,115	14,177,055
Other property and equipment	148,793	108,060
	14,458,908	14,285,115
Less: Accumulated depreciation, depletion & amortization	(1,673,293)	(1,332,227)
Impairment allowance	(7,000,000)	(7,000,000)
Net property and equipment	5,785,615	5,952,888

Other assets:
Restricted cash (Note 3)	-	1,611,742
Goodwill (less impairment allowance of $3,400,000 and $1,500,000,
respectively)	1,536,313	3,436,313
Other assets	344,551	175,171
Total other assets	1,880,864	5,223,226

Total assets	$11,536,950	$15,905,110

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt - stockholders	$1,729,143	$246,826
Current portion of long-term debt - others	4,683,512	81,729
Accounts payable	1,814,928	2,818,488
Accrued liabilities	1,412,413	1,153,292
Income taxes payable	-	282,975
Total current liabilities	9,639,996	4,583,310

Long-term debt, net of current portion	465,998	6,884,155
Deferred income taxes	1,328,400	1,486,900
Asset retirement obligations	187,870	175,990
Total liabilities	11,622,264	13,130,355

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized,
None issued	-	-
Common stock, $.001 par value per share, 50,000,000 shares authorized,
26,556,429 shares issued and outstanding	26,556	26,556
Additional paid in capital	12,799,659	12,758,510
Accumulated deficit	(12,718,231)	(9,852,596)
Accumulated foreign currency translation adjustment	(193,298)	(157,715)
Total stockholders’ equity	(85,314)	2,774,755

Total liabilities and stockholders’ equity	$11,536,950	$15,905,110

See accompanying notes to consolidated financial statements.

Return to Index

STRATUM HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2009	2008
Revenues:
Energy services	$2,876,844	$6,984,337
Oil and gas sales	782,297	1,305,017
Other	13,192	119,388
	3,672,333	8,408,742
Expenses:
Energy services	2,620,190	6,516,720
Lease operating expense	368,301	378,314
Depreciation, depletion & amortization	118,402	82,866
Impairment of acquisition goodwill	-	-
Workover expense	105,579	293,871
Selling, general and administrative	405,724	836,049
	3,618,196	8,107,820

Operating income (loss)	54,137	300,922
Other expenses:
Interest expense	(192,969)	(204,504)
Unrealized gain on oil and gas derivatives	4,868	-

Income (loss) from continuing operations before income taxes	(133,964)	96,418
Benefit (provision) for income taxes	(68,500)	(32,800)
Net income (loss) from continuing operations	(202,464)	63,618
Discontinued operations, net of tax	-	-
Net income (loss)	$(202,464)	$63,618

Net income (loss) per share, basic and diluted
Net income (loss) from continuing operations	$(0.01)	$0.00
Discontinued operations	-	-
Net income (loss)	$(0.01)	$0.00

Weighted average shares outstanding, basic and diluted	26,556,429	26,556,429

See accompanying notes to consolidated financial statements.

Return to Index

STRATUM HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Revenues:
Energy services	$10,691,581	$19,387,099
Oil and gas sales	1,915,140	3,533,194
Other	63,757	216,821
	12,670,478	23,137,114
Expenses:
Energy services	9,758,434	17,858,583
Lease operating expense	1,308,523	1,305,173
Depreciation, depletion & amortization	341,137	332,919
Impairment of acquisition goodwill	1,900,000	-
Workover expense	297,723	522,877
Selling, general and administrative	1,385,827	3,499,044
	14,991,644	23,518,596

Operating loss	(2,321,166)	(381,482)
Other expenses:
Interest expense	(581,230)	(1,050,903)
Unrealized loss on oil and gas derivatives	(92,520)	-

Loss from continuing operations before income taxes	(2,994,916)	(1,432,385)
Benefit for income taxes	154,700	487,000
Net loss from continuing operations	(2,840,216)	(945,385)
Discontinued operations, net of tax	(25,419)	(409,533)
Net loss	$(2,865,635)	$(1,354,918)

Net loss per share, basic and diluted
Net loss from continuing operations	$(0.11)	$(0.04)
Discontinued operations	(0.00)	(0.01)
Net loss	$(0.11)	$(0.05)

Weighted average shares outstanding, basic and diluted	26,556,429	26,227,701

 See accompanying notes to consolidated financial statements.

Return to Index

STRATUM HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows provided by (used in) operating activities:
Net loss from continuing operations	$(2,840,216)	$(945,385)
Adjustments to reconcile net loss from continuing
operations to cash provided by (used in) operations:
Depreciation, depletion & amortization	341,137	332,919
Impairment expense	1,900,000	-
Benefit for income taxes	(154,700)	(487,000)
Stock based compensation	41,149	635,335
Unrealized loss on oil and gas derivatives	92,520	-
Working capital changes	(274,036)	-
Other changes, net	(103,154)	(248,084)
Net cash flows from continuing operations	(997,300)	(712,215)
Net cash flows from discontinued operations	(25,419)	296,349
Total cash flows from operating activities	(1,022,719)	(415,866)

Cash flows provided by (used in) investing activities:
Sale of subsidiary	-	11,932,917
Decrease in restricted cash from sale of subsidiary	1,490,466	-
Purchase of property and equipment	(173,793)	(418,766)
Net cash flows from investing activities	1,316,673	11,514,151

Cash flows provided by (used in) financing activities:
Proceeds from long term debt	640,280	485,000
Payments of long term debt	(714,337)	(11,631,759)
Net (payments) proceeds of stockholder advances	(260,000)	66,727
Net cash flows from financing activities	(334,057)	(11,080,032)

Net increase in cash and cash equivalents	(40,103)	18,253
Cash and equivalents at beginning of period	203,200	238,395

Cash and equivalents at end of period	$163,097	$256,648

Supplemental cash flow data:
Cash paid for interest	$399,932	$1,050,903
Cash paid for income taxes	273,682	-

Supplemental investing activity:
Restricted cash withheld on sale of subsidiary - current	$-	$1,500,000
Restricted cash withheld on sale of subsidiary - noncurrent	-	1,600,000

See accompanying notes to consolidated financial statements.

Return to Index

STRATUM HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)        Basis of Presentation

Interim Financial Information – The accompanying consolidated financial statements have been prepared by the Company without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of September 30, 2009, the results of its operations for the three month and nine month periods ended September 30, 2009 and 2008, and cash flows for the nine month periods ended September 30, 2009 and 2008.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Issued Accounting Pronouncements – Effective for the quarter ended June 30, 2009, the Company implemented ASC 855, “Subsequent Events”. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 10, 2009, the date the Company issued these financial statements.  Except as disclosed in Note 12, the Company had no subsequent events during this period.

In July 2009, the FASB issued new guidance relating to the “FASB Accounting Standards Codification” at ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is nonauthoritative. Management is currently evaluating the impact of the adoption of ASC 105 but does not expect the adoption of ASC 105 to impact the Company’s results of operations, financial position or cash flows.

In September 2009, the FASB issued a Proposed Accounting Standards Update – “Extractive Industries – Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures”.  The comment period for this Proposed Accounting Standards Update ended on October 15, 2009 and the FASB is evaluating the results of the comments received before making further decisions regarding this Update.

SEC Amendments to Oil and Gas Reporting Requirements – In December 2008, the SEC adopted the final rules regarding amendments to current oil and gas reporting requirements.  The amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology.  The amendments are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.  The Company is currently evaluating the impact of the amendments on its consolidated financial position, results of operations and cash flows.

(2)        Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported substantial losses from continuing operations in the last two years and has a net working capital deficit in the amount of $5,769,525 and a stockholders’ equity deficit in the amount of $85,314 at September 30, 2009.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

Return to Index

A substantial portion of this deficit relates to outstanding borrowings under two separate bank credit agreements, both of which expire in less than one year (see Note 5).  The Company expects to ultimately extend and/or restructure these credit agreements on a satisfactory basis.  Accordingly, the Company believes that it will be able to repay or refinance its present obligations.

The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

(3)        Impairment Adjustment

The Company recognized a non-cash impairment adjustment in the carrying value of the goodwill assigned to its Canadian Energy Services subsidiary, Decca Consulting, Ltd. (“Decca”), as of March 31, 2009 in the amount of $1,900,000.  This amount is in addition to a similar impairment adjustment recognized as of December 31, 2008 in the amount of $1,500,000.

Since the worldwide decline in energy prices began in the fourth quarter of 2008, Decca has experienced a substantial decrease in the demand for its drilling, completion and other on-site consulting services provided to the Canadian oil and gas industry.  The impairment adjustment recognized as of March 31, 2009 was based on then current projections of Decca’s discounted future net cash flows and, based on the latest such projections, no further impairment has been recorded since that date.  As with the impairment adjustment recorded as of December 31, 2008, the Company has not recognized a tax benefit for the impairment adjustment of $1,900,000 in the nine months ended September 30, 2009 because no temporary difference was recognized when the goodwill was initially established upon the acquisition of Decca in March 2007.

(4)        Discontinued Operations

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

The Company recognized a pre-tax gain from the sale of PEI in the first quarter of 2008 in the amount of $1,350,000 (which was subsequently reduced in the first quarter of 2009 due to payment of an indemnified loss in the amount of $39,000).  The results of discontinued operations of PEI for the nine months ended September 30, 2009 and 2008, including the original and adjusted gain on the sale, are summarized as follows:

	Nine Months Ended September 30,
	2009	2008
Energy services revenues	$-	$3,876,949
Cost of energy services	-	(2,919,987)
Gross profit	-	956,962
General & administrative	-	(914,929)
Interest expense, net	-	(255,321)
Gain on sale	(38,519)	1,349,855
Net income before taxes	(38,519)	1,136,567
Provision for income taxes	13,100	(1,546,100)
Net income (loss)	$(25,419)	$(409,533)

The Company has indemnified Hamilton with respect to certain other pre-sale contingencies of PEI for a two year period.  In order to secure such indemnities, Hamilton withheld sales proceeds in a two-year escrow account in the amount of $1.6 million and a one-year tax reserve account in the amount of $1.5 million (which has now expired).  Upon expiration of the two-year indemnity period in March 2010, the unexpended balance of the escrow account will revert to the Company.  The escrow account, along with accrued interest thereon, is reflected as restricted cash on the Balance Sheet as of September 30, 2009.

Return to Index

(5)        Long Term Debt

As of September 30, 2009 and December 31, 2008, the Company had the following long-term debt obligations:
	September 30,	December 31,
	2009	2008
$25,000,000 line of credit with a bank, maturing on August 5, 2010, interest at 1.0% above prime payable monthly, secured by first lien on CYMRI, LLC’s oil and gas properties, with a declining borrowing base of $3,076,000 as of September 30, 2009	$3,001,000	$2,600,000

Notes payable to individuals and entities, incurred in acquisition of CYMRI, bearing interest at 10%, with principal and accrued interest due at extended maturity in March 2010, unsecured	1,125,000	1,125,000

$4,000,000 (Cdn) revolving line of credit with a bank, interest at 4.5% above Canadian prime payable monthly through maturity in May 2010, secured by accounts receivable of Canadian petroleum services business	785,503	1,272,799

Notes payable to 2 individuals, incurred in acquisition of Decca Consulting, Ltd., bearing interest at 9%, payable in monthly installments of $30,099 (Cdn) from April 1, 2007 through March 31, 2012, unsecured	675,998	779,040

Advances from stockholders, bearing interest at 10%, with principal and accrued interest due in March 2010, unsecured	1,047,317	1,307,317

Other short term notes for liability insurance and accrued payables, interest rates at 7% to 9%	243,835	128,554

	6,878,653	7,212,710
Current portion of long term debt - stockholders	(1,729,143)	(246,826)
Current portion of long term debt - others	(4,683,512)	(81,729)

	$465,998	$6,884,155

Return to Index

Borrowings under the bank credit agreement secured by the oil and gas properties owned by CYMRI, LLC (“CYMRI”), a subsidiary in the Exploration & Production segment, are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  The bank credit agreement requires maintenance of certain financial covenants regarding working capital, interest coverage level, tangible net worth, and the non-payment of dividends.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of September 30, 2009, the borrowing base stood at $3,076,000, and was declining by $58,000 per month.

CYMRI was in violation of certain financial covenants under the credit agreement for the first three quarters of 2009, however, CYMRI was not in default of any principal or interest payments due under the credit agreement during this period.  The bank granted a waiver of such covenant violation in exchange for the Company agreeing to put in place an acceptable commodity hedging transaction (see Note 6).  The bank recently agreed to amend the credit agreement to waive similar covenant violations in the second quarter of 2009 and to establish new financial covenants with which the Company was in compliance in the third quarter of 2009.  Because the credit agreement, as presently structured, matures in August 2010, the outstanding borrowings are reflected as a current liability as of September 30, 2009.

The Company has a second bank credit agreement, which is secured by accounts receivable of its Canadian Energy Services subsidiary, Decca.  The credit agreement provides for a revolving borrowing base of 85% of qualifying accounts receivable up to $4,000,000 (Cdn), with an interest rate of 4.5% above Canadian prime (2.25% as of September 30, 2009).  Since March 31, 2009, Decca has been in violation of certain covenants under the credit agreement, and is currently in discussions with the bank to obtain a waiver of such violations.  Because the credit agreement, as presently structured, matures in May 2010, the outstanding borrowings are reflected as a current liability as of September 30, 2009.

(6)        Commodity Derivatives

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

The Company has applied “mark to market” accounting to this derivative contract from its inception in accordance with ASC 815-20, “Accounting for Derivative Instruments and Hedging Activities”.  The Company is accounting for this commodity derivative contract as a non-hedging transaction, as defined in ASC 815-20.  Accordingly, changes in the fair value of the commodity derivative contract are reflected in current earnings in the period of the change.  In its Consolidated Statement of Operations for the nine months ended September 30, 2009, the Company has reported an unrealized loss in the amount of $92,520 due to the decrease in the fair value of this derivative contract between the inception date of the contract (May 26, 2009) and September 30, 2009.

(7)        Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period.  Diluted income (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period and potentially dilutive common share equivalents, consisting of stock options and warrants, under the Treasury Stock Method. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive.  Because of the net loss for the nine month periods ended September 30, 2009 and 2008, the basic and diluted average outstanding shares are considered the same, since including the shares would have an antidilutive effect on the net loss per share calculation.

Return to Index

(8)        Stock-Based Compensation

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

Option activity with directors and employees since January 1, 2008 were as follows (including options granted to directors outside of the plan):

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at January 1, 2008	1,814,600	$1.53
Options forfeited	(1,339,600)	(2.03)
Outstanding at December 31, 2008	475,000	0.76
Option activity	-	-
Outstanding at September 30, 2009	475,000	$0.76	1.3	$-

Exercisable at September 30, 2009	475,000	$0.76	1.3	$-

Stock-based compensation expense related to these options in the amounts of $41,150 and $355,335 have been recognized as a current period expense in the accompanying Consolidated Financial Statements for the nine month periods ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, total unrecognized compensation cost of approximately $21,000 related to stock options is expected to be recognized over a weighted average period of approximately 1.6 years.  The estimated fair value of the options granted to employees under the plan was calculated using a Black Scholes option pricing model. The following schedule reflects the assumptions included in this model as it relates to the valuation of such options: (a) Expected volatility – 95%; (b) Expected risk free interest rate – 6%; (c) Expected dividend yield – zero; (d) Expected option term – 3 to 4 years, calculated pursuant to the terms of ASC 718-10 as the option grants qualify as “plain vanilla” under that pronouncement; and (e) Forfeitures – 0%, subject to adjustment for actual experience.  Vesting terms of the options are generally three years.  The aggregate intrinsic value of employee options granted as of September 30, 2009 was zero as there were no in-the-money options at that date.

Pursuant to a Board approved severance agreement, the Company made a cash severance payment to its former Chief Executive Officer in March 2008 in the amount of $200,000 and granted him an additional severance benefit via the issuance of 1,142,857 restricted shares of Common Stock with a then current value of $280,000, which was included in stock-based compensation expense in March 2008.

Return to Index

(9)        Stockholder Advances

The Company repaid net stockholder advances in the amount of $260,000 in the nine months ended September 30, 2009 and received net stockholder advances in the amount $67,000 in the nine months ended September 30, 2008.  Stockholder advances, excluding amounts advanced to finance the cash portion of the CYMRI purchase price (see Note 5), are reflected as unsecured long term debt obligations and accrue interest at a rate of 10% per annum.

(10)      Contingencies

A lawsuit was filed in February 2008 against Decca, the Company’s Canadian Energy Services subsidiary, claiming unspecified damages related to work performed in the U.S. in late 2006, prior to the acquisition of Decca.  The plaintiff and Decca recently reached a settlement whereby the plaintiff agreed to dismiss its claim against Decca, while continuing to pursue its claim against a co-defendant.  In accordance with the settlement, Decca will be responsible for fees of its legal counsel through the point of settlement.  Decca is currently in negotiations with both its legal counsel and its former shareholders to determine the amount of such legal fees to be ultimately paid and the portion of such fees to be borne by Decca and its former shareholders.

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

Triumph Energy, Inc., a subsidiary in the Exploration & Production segment, is a defendant in several lawsuits involving professional liability and other matters arising in the normal course of business in the State of Louisiana.  It is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations of any of the actions against Triumph.  The Company believes that Triumph has meritorious defenses in each case and is vigorously defending these matters.

(11)      Segment Information

With the sale of PEI in March 2008 (see Note 4), the Company’s remaining operations are in the Canadian Energy Services and domestic Exploration & Production segments.  The table below reflects the allocation of certain amounts in the consolidated Income Statement, other than interest expense and income taxes (which the Company does not believe are feasible to allocate), and the consolidated Balance Sheet as of and for the nine months ended September 30, 2009 (in 000’s):

Return to Index

	Energy	Exploration &
	Services	Production
	(Can.)	(U. S.)	Total
Income Statement Data:
Operating revenues	$10,691	$1,915	$12,606
Other revenues	51	13	64
Total revenues	10,742	1,928	12,670
Depreciation, depletion & amortization	-	(341)	(341)
Impairment expense	(1,900)	-	(1,900)
Other allocable operating expenses	(9,758)	(1,606)	(11,364)
Gross profit (loss)	(916)	(19)	(935)
General & administrative			(1,386)
Operating loss			(2,321)
Interest expense			(581)
Unrealized loss on oil and gas derivatives			(93)
Net loss from continuing operations before taxes			$(2,995)

Balance Sheet Data:
Subsidiary assets	$1,593	$7,267	$8,860
Goodwill	1,536	-	1,536
Segment assets	3,129	7,267	10,396
Corporate assets			1,141
Consolidated assets			$11,537

The table below reflects the allocation of certain Income Statement data between these two reportable segments for the nine months ended September 30, 2008 (in 000’s):

Income Statement Data:
Operating revenues	$19,387	$3,533	$22,920
Other revenues	217	-	217
Total revenues	19,604	3,533	23,137
Depreciation, depletion & amortization	-	(333)	(333)
Other allocable operating expenses	(17,858)	(1,828)	(19,686)
Gross profit	1,746	1,372	3,118
General & administrative			(3,499)
Operating loss			(381)
Interest expense			(1,051)
Net loss from continuing operations before taxes			$(1,432)

There is no presentation of Balance Sheet data allocated between these two reportable segments as of September 30, 2008 inasmuch as the consolidated Balance Sheet as of that date is not included in this report.

(12)      Subsequent Event

On November 5, 2009, the Company’s Board of Directors approved a resolution to effect a 1-for-10 reverse split of the Company’s Common Stock.  This transaction does not require shareholder approval and the Company expects to submit a notice addressing this action to the Financial Industry Regulatory Authority (“FINRA”) by November 15, 2009 and anticipates that the reverse stock split will become effective by November 30, 2009.  The reverse stock split will have no effect on the Company’s total Stockholders’ Equity.

Return to Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Return to Index

In addition to the corporate level transactions noted above, we underwent a significant management change resulting in the election of a new Chief Executive Officer and the resignation of certain Board members, as disclosed in our Current Report on Form 8-K filed on June 3, 2008.

Results of Operations

The following discussion reflects the revenues and expenses of our retained Canadian Energy Services and our domestic Exploration & Production segments as continuing operations while the revenues and expenses of our exited domestic Energy Services segment is reported as discontinued operations.

Three months ended September 30, 2009 versus three months ended September 30, 2008 — Total revenues from continuing operations for the three months ended September 30, 2009 were $3,672,000 compared to $8,409,000 for the three months ended September 30, 2008.

Revenues from Decca’s continuing Energy Services for the three months ended September 30, 2009 were $2,877,000 compared to $6,984,000 for the three months ended September 30, 2008.  This decrease was largely due to a secular decline of approximately 50% in the Canadian drilling rig count, Decca’s primary market indicator.  Decca’s billings for Energy Services in the three months ended September 30, 2009 were approximately 2,395 man days at an average billing rate of approximately $1,200 per day.

Revenues from CYMRI’s oil and gas sales for the three months ended September 30, 2009 were $782,000 compared to $1,305,000 for the three months ended September 30, 2008.   In the three months ended September 30, 2009, revenues from oil production were $692,000, reflecting volumes of 10,715 barrels at an average price of $64.55 per barrel, while gas revenues were $90,000, reflecting volumes of 23,051 Mcf at an average price of $3.89 per Mcf.  In the three months ended September 30, 2008, revenues from oil production were $1,042,000, reflecting volumes of 8,008 barrels at an average price of $130.13 per barrel, while gas revenues were $263,000, reflecting volumes of 21,847 Mcf at an average price of $12.04 per Mcf.

Costs of Decca’s continuing Energy Services for the three months ended September 30, 2009 were $2,620,000 versus $6,517,000 for the three months ended September 30, 2008.  As with the decrease in Energy Services revenues, this decrease was largely due to the impact of the decline in the Canadian drilling rig count.  Despite competitive pressures, Decca was able to slightly increase the gross margin on its consulting services to approximately 9% of revenues for the three months ended September 30, 2009 compared to approximately 7% for the three months ended September 30, 2008.

Lease operating expenses (“LOE”), including production taxes, were $368,000 for the three months ended September 30, 2009 versus $378,000 for the three months ended September 30, 2008, representing LOE of CYMRI’s oil and gas production operations.  This decrease was due to a change in the relative timing of certain expenses between the third quarter of 2009 compared to the third quarter of 2008.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended September 30, 2009 was $118,000 versus $83,000 for the three months ended September 30, 2008, largely representing DD&A of CYMRI’s oil and gas properties.  This increase was due to slightly higher production rates.

Workover expenses for the three months ended September 30, 2009 were $106,000 versus $294,000 for the three months ended September 30, 2008, representing workovers on CYMRI’s South Texas oil and gas properties.  This decrease was due to non-recurring workover operations in the Burnell Field in the third quarter of 2008.

Selling, general and administrative (“SG&A”) expenses attributable to continuing operations for the three months ended September 30, 2009 were $406,000 compared to $836,000 for the three months ended September 30, 2008.  This decrease was due to a reduction in the Company’s level of corporate overhead expenses since the sale of PEI to Hamilton in March 2008.

Return to Index

Interest expense attributable to continuing operations for the three months ended September 30, 2009 was $193,000 versus $205,000 for the three months ended September 30, 2008.  This decrease was primarily due to a decline in interest rates.

Unrealized gain on oil and gas derivatives for the three months ended September 30, 2009 was $5,000 versus zero for the three months ended September 30, 2008.  This increase was due to the change in fair value of a “put” option covering 2,000 barrels of oil per month for 16 months, which was acquired in May 2009 (see Note 6).

Income taxes attributable to continuing operations were a provision of $68,000 for the three months ended September 30, 2009 compared to a provision of $33,000 for the three months ended September 30, 2008 and reflect an adjusted benefit rate in the current quarter on the year-to-date net loss from continuing operations.

Nine months ended September 30, 2009 versus nine months ended September 30, 2008 — Total revenues from continuing operations for the nine months ended September 30, 2009 were $12,670,000 compared to $23,137,000 for the nine months ended September 30, 2008.

Revenues from Decca’s continuing Energy Services for the nine months ended September 30, 2009 were $10,692,000 compared to $19,387,000 for the nine months ended September 30, 2008.  This decrease was largely due to a secular decline of approximately 45% in the Canadian drilling rig count, Decca’s primary market indicator.  Decca’s billings for Energy Services in the nine months ended September 30, 2009 were approximately 9,030 man days at an average billing rate of approximately $1,185 per day.

Revenues from CYMRI’s oil and gas sales for the nine months ended September 30, 2009 were $1,915,000 compared to $3,533,000 for the nine months ended September 30, 2008.   In the nine months ended September 30, 2009, revenues from oil production were $1,631,000, reflecting volumes of 31,301 barrels at an average price of $52.09 per barrel, while gas revenues were $284,000, reflecting volumes of 71,093 Mcf at an average price of $3.99 per Mcf.  In the nine months ended September 30, 2008, revenues from oil production were $2,902,000, reflecting volumes of 27,329 barrels at an average price of $106.21 per barrel, while gas revenues were $631,000, reflecting volumes of 66,168 Mcf at an average price of $9.53 per Mcf.

Costs of Decca’s continuing Energy Services for the nine months ended September 30, 2009 were $9,758,000 versus $17,859,000 for the nine months ended September 30, 2008.  As with the decrease in Energy Services revenues, this decrease was largely due to the impact of the decline in the Canadian drilling rig count.  Despite competitive pressures, Decca was able to slightly increase the gross margin on its consulting services to approximately 8% of revenues for the nine months ended September 30, 2009 compared to approximately 8% for the nine months ended September 30, 2008.

Lease operating expenses (“LOE”), including production taxes, were $1,309,000 for the nine months ended September 30, 2009 versus $1,305,000 for the nine months ended September 30, 2008, representing LOE of CYMRI’s oil and gas production operations.  This increase was primarily due to higher water handling expenses in CYMRI’s Burnell Field in the first quarter of 2009.

Depreciation, depletion and amortization (“DD&A”) expense for the nine months ended September 30, 2009 was $341,000 versus $333,000 for the nine months ended September 30, 2008, largely representing DD&A of CYMRI’s oil and gas properties.  This increase was due to slightly higher production rates.

Impairment expense applicable to the goodwill assigned in the Decca acquisition was $1,900,000 for the nine months ended September 30, 2009 versus zero for the nine months ended September 30, 2008.  This increase reflects an impairment adjustment recognized as of March 31, 2009 in the amount of $1,900,000 (see Note 3).

Workover expenses for the nine months ended September 30, 2009 were $298,000 versus $523,000 for the nine months ended September 30, 2008, representing workovers on CYMRI’s South Texas oil and gas properties.  This decrease was due to non-recurring workover operations in the Burnell Field in the third quarter of 2008.

Return to Index

Selling, general and administrative (“SG&A”) expenses attributable to continuing operations for the nine months ended September 30, 2009 were $1,385,000 compared to $3,499,000 for the nine months ended September 30, 2008.  This decrease was due to a reduction in the Company’s level of corporate overhead expenses since the sale of PEI to Hamilton in March 2008.

Interest expense attributable to continuing operations for the nine months ended September 30, 2009 was $581,000 versus $1,051,000 for the nine months ended September 30, 2008.  This decrease was due to an overall decline in interest rates as well as the repayment of certain corporate debt obligations following the sale of PEI to Hamilton in March 2008.

Unrealized loss on oil and gas derivatives for the nine months ended September 30, 2009 was $93,000 versus zero for the nine months ended September 30, 2008.  This increase was due to the change in fair value of a “put” option covering 2,000 barrels of oil per month for 16 months, which was acquired in May 2009 (see Note 6).

Income taxes attributable to continuing operations were a benefit of $155,000 for the nine months ended September 30, 2009 compared to a benefit of $487,000 for the nine months ended September 30, 2008 and reflect a benefit rate of only 5% on pre-tax net loss of $2,995,000 in the nine months ended September 30, 2009 (due to no tax benefit being booked for the Decca goodwill impairment of $1,900,000).

Income from discontinued Energy Services operations, net of income taxes, was a net loss of $25,400 for the nine months ended September 30, 2009 versus $410,000 for the nine months ended September 30, 2008.  As further described in Note 4, we sold the capital stock of our domestic Energy Services subsidiary, PEI, to Hamilton in March 2008.  The results of operations of our domestic Energy Services business, including the pre-tax sales gain in the amount of $1,350,000, have been classified as discontinued operations in the Consolidated Statement of Operations, net of applicable income tax expense reflecting the estimated taxable gain on the sale in 2008.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities from continuing operations for the nine months ended September 30, 2009 was $997,000 compared to $712,000 for the nine months ended September 30, 2008.  This increased use of financial resources reflected a small net decline in certain operating cash flow components.  Net cash used in operating activities from discontinued operations was only $25,000 for the nine months ended September 30, 2009 whereas net cash provided by operating activities from discontinued operations was $296,000 for the nine months ended September 30, 2008 reflecting positive cash flow from PEI’s operations.

Investing activities.  Net cash provided by investing activities for the nine months ended September 30, 2009 was $1,317,000 compared to $11,514,000 for the nine months ended September 30, 2008.  This fluctuation was largely due to the sale of PEI to Hamilton in March 2008 for $15.0 million, less the initial purchases of restricted cash in the amount of $3.1 million for an escrow account and a tax reserve account, pursuant to the securities purchase agreement with Hamilton.  With expiration of the tax reserve account, the Company converted $1,491,000 of the tax reserve account from restricted cash to unrestricted cash in the nine months ended September 30, 2009.

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2009 was $334,000 compared to $11,080,000 in the prior year period.  This relative increase in financing cash flows was primarily due to the absence of non-recurring repayments of long term debt and stockholder advances which were made with the proceeds of the sale of PEI to Hamilton in March 2008 in the gross amount of $15.0 million.

Return to Index

Following the sale of PEI in March 2008, we have remaining long term debt obligations to banks and other lenders (see Note 5).  A substantial portion of our long term debt is in the form of a bank credit facility secured by CYMRI’s producing oil and gas properties.  Borrowings under the bank credit agreement amounted to $3,001,000 as of September 30, 2009 and are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  CYMRI’s borrowings under its original bank credit agreement were refinanced with another bank, pursuant to a new credit agreement having substantially similar terms, on August 5, 2008.  The new bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of September 30, 2009, the borrowing base stood at $3,076,000, and was declining by $58,000 per month.

CYMRI was in violation of certain financial covenants under the credit agreement for the first three quarters of 2009, however, CYMRI was not in default of any principal or interest payments due under the credit agreement during this period.  The bank granted a waiver of the covenant violation in the first quarter of 2009 in exchange for the Company agreeing to put in place an acceptable commodity hedging transaction (see Note 6).  The bank recently agreed to amend the credit agreement to waive similar covenant violations in the second quarter of 2009 and to establish new financial covenants with which the Company was in compliance in the third quarter of 2009.

We also have a second bank credit agreement, which is secured by accounts receivable of our Canadian Energy Services subsidiary, with outstanding borrowings of $785,000 as of September 30, 2009 (see Note 5).  Borrowings under a similar credit agreement with the same bank were fully paid in the sale of our domestic Energy Services business in March 2008.  This credit agreement currently provides for a revolving borrowing base of 85% of qualifying accounts receivable up to $4,000,000 (Cdn), with an interest rate of 4.5% above Canadian prime.  Since March 31, 2009, Decca has been in violation of certain covenants under the credit agreement, and the Company is currently in discussions with the bank to obtain a waiver of such violations.

With the completion of our sales of PEI in March 2008 and Tradestar Construction in October 2007, our primary ongoing capital expenditures are in the Exploration & Production segment, which can be highly capital intensive.  In this business, expenditures for CYMRI’s drilling and equipping of oil and gas wells are typically required to maintain or increase existing production levels and production often declines in a relatively short period of time if maintenance capital is not invested timely.  We normally attempt to finance CYMRI’s capital expenditure requirements through a combination of cash flow from operations and secured bank borrowings and we expect that these sources will be sufficient to meet our capital expenditures in 2009.  We presently have relatively low capital expenditure requirements relating to CYMRI’s oil and gas properties as evidenced by a total of only $174,000 being spent in the first three quarters of 2009.  While we expect additional amounts of capital expenditures in the fourth quarter of 2009, we do not expect such amounts to be significant and we believe that such amounts, as well as any short term operating losses, can be financed under our existing bank credit agreement through a combination of a borrowing base increase and/or reduced monthly principal payments.

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

Return to Index

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

The material weakness relates to deficient completeness and cut-off controls with regard to revenues and cost of sales at our Canadian Energy Services subsidiary, Decca Consulting, Ltd.  The situation giving rise to this lack of independent review arose since approximately the end of the second quarter of 2008 as Decca previously employed a highly experienced accountant to review the subsidiary’s monthly financial statements.  In order to address this material weakness, management has implemented an interim compensating control in the form of an entity level analytical review by its Chief Financial Officer.  To the extent practical in light of Decca’s current financial performance (see Note 3), the Company anticipates the implementation of improved completeness and cut-off controls with regard to revenues and cost of sales at the operating unit level at an appropriate time.  It should be noted, however, that the impact of this material weakness on Stratum’s consolidated results of operations is substantially mitigated by the fact that Decca has a relatively low gross margin between revenues and cost of sales of approximately 9%.

Notwithstanding this material weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended September 30, 2009.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Return to Index

PART II.         OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

See Note 10 to Consolidated Financial Statements.

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

Return to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUM HOLDINGS, INC.

/s/ Larry M. Wright
Larry M. Wright
Chief Executive Officer

/s/D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer

November 10, 2009