Form 10-K
period 2009-12-31
STRATUM HOLDINGS, INC.
filed 2010-04-15
CIK 1277998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

Commission File No. 000-51229

STRATUM HOLDINGS, INC.
 (Exact Name of Registrant as specified in its charter)

Nevada	51-0482104
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Three Riverway, Suite 1590 Houston, Texas	77056
(Address of principal executive offices)	(zip code)
(713) 479-7050
 (Registrant's telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act:
None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act): Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act): Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  Yes: [ ] No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    []      Accelerated filer     []       Non-accelerated filer    []         Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant (based upon the closing price of such shares as quoted on the OTC Bulletin Board) as of the last business day of the most recently completed second fiscal quarter was approximately $130,000.

The number of shares outstanding of the Registrant's Common Stock as of April 14, 2010 was 2,655,738 shares.

 STRATUM HOLDINGS, INC.
2009 FORM 10-K

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

The Company has undergone significant organizational changes in the past three years as evidenced by the following corporate level transactions:

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

Oil and Gas Reserves

The following table sets forth summary information with respect to CYMRI’s proved oil and gas reserves, as estimated by the Company, based on consultation with an independent reservoir engineering firm, as of December 31, 2009:

	Oil	Gas	Total	PV10 Value
	(MBbl)	(MMcf)	(MMcfe)	(000’s	)

	275	719	2,369	$5,399
Proved undeveloped	48	-	288	195
Total proved	323	719	2,657	5,594
Discounted future income taxes				(1,907)
Standardized measure of discounted
future net cash flows				$3,687

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

In accordance with the guidelines of the SEC, the reservoir engineers’ estimates of future net revenues from our properties and the pre-tax PV 10 Value amounts thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The average beginning of the month prices for the year ended December 31, 2009 used in such estimates were $58.28 per barrel of oil and $3.93 per Mcf of gas.

Productive Oil and Gas Wells and Acreage

As of December 31, 2009, CYMRI maintained ownership interests in a total of 34.0 gross (25.5 net) productive wells in the State of Texas and 28.0 gross (5.2 net) productive wells in the State of Louisiana for a grand total of 62.0 gross (30.7 net) productive oil and gas wells.  CYMRI did not participate in the drilling of any new oil and gas wells in the three years ended December 31, 2009.

As of December 31, 2009, CYMRI had ownership interests in approximately 3,000 net productive acres in the States of Texas and Louisiana.  CYMRI had no significant interests in any undeveloped acreage.

Production Prices and Costs

The average per barrel oil price received for CYMRI’s net oil production in each of the three years ended December 31, 2009 were $56.75, $113.89 and $64.03, respectively.  The average per Mcf gas price received for CYMRI’s net gas production in each of the three years ended December 31, 2009 were $4.02, $10.50 and $7.35, respectively.  In the same periods, CYMRI’s net production costs averaged $5.49, $7.11 and $4.42, respectively, per Mcf equivalent.  CYMRI had no delivery commitments in the three years ended December 31, 2009.

Energy Services

As of December 31, 2009, the Company’s operations in the Energy Services segment were conducted through our wholly-owned subsidiary, Decca Consulting, Ltd. (“Decca”), a Canadian company.  As previously noted, we sold the capital stock of Petroleum Engineers, Inc. (“PEI”), a U.S. company, to Hamilton Engineering, Inc. (“Hamilton”) in March 2008 and exited from domestic portion of our Energy Services segment at that time.

Decca has its office in Calgary, Canada, with a cadre of up to 100 independent field consultants who provide drilling, completion and other on-site consulting services on a seasonal basis to oil and gas operators in Alberta and neighboring provinces as well as in selected international locations.  These services are generally performed on a per diem rate for the customer operators, pursuant to term agreements which are subject to periodic rate adjustments.  Decca’s customers include a number of international oil and gas companies with operations in Canada in addition to some of the largest independent oil and gas companies based in Canada.

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

Employees

As of April 14, 2010, the Company had a total of 12 permanent employees between its corporate headquarters located in Houston, Texas, and its domestic Exploration & Production offices located in Lafayette, Louisiana (all of these individuals are employed by CYMRI, L.L.C.).  As previously noted, Decca has historically had no employees and all of its business functions are performed in Calgary, Alberta, by independent consultants.

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

Item 3. Legal Proceedings.

A lawsuit was filed in February 2008 against Decca, the Company’s Canadian Energy Services subsidiary, claiming unspecified damages related to work performed by Decca on a well drilled in the U.S. in late 2006, prior to the Company’s acquisition of Decca.  The plaintiff and Decca reached a settlement in late 2009 whereby the plaintiff agreed to dismiss its claim against Decca, while continuing to pursue its claim against a co-defendant.  In accordance with the settlement agreement, Decca is responsible for the fees of its defense counsel through the point of settlement.

Triumph Energy, Inc., a subsidiary in the Exploration & Production segment, and PEI are joint defendants in several lawsuits involving professional liability and other matters arising in the normal course of business in the State of Louisiana.  It is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations of any of the these actions against Triumph.  The Company believes that Triumph has meritorious defenses in each case and is vigorously defending these matters.

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

With respect to the proceedings noted above, none involves primarily a claim for damages, exclusive of interest and costs, in excess of 10 percent of the Company’s current assets on a consolidated basis.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since July 2005, our Common Stock has been quoted and traded on the OTC Bulletin Board.  In March 2007, our trading symbol was changed to STTH.OB.  Because we trade in the OTC Bulletin Board, a shareholder may find it difficult to dispose of or obtain accurate quotations as to price of our Common Stock. In addition, the Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stock and for trades in any stock defined as a penny stock.

On December 17, 2009, we completed a 1-for-10 reverse stock split of our Common Stock, pursuant to a plan approved by our Board of Directors.  Accordingly, all Common Stock share and per share amounts in this annual report have been retroactively adjusted to reflect the reverse stock split.  As of April 14, 2010, we had a total of 2,655,738 shares of our Common Stock outstanding and the approximate number of holders of record of our Common Stock at that date was approximately 86.  The following table sets forth the high and low bid prices of our Common Stock for each quarter during the calendar years 2008 and 2009:

	Bid Price
	High	Low
2008
First Quarter	$3.50	$2.20
Second Quarter	$2.50	$0.90
Third Quarter	$0.90	$0.80
Fourth Quarter	$0.80	$0.10

2009
First Quarter	$0.20	$0.20
Second Quarter	$0.20	$0.20
Third Quarter	$0.20	$0.30
Fourth Quarter	$0.50	$0.10

We have never declared nor paid any cash dividends on our Common Stock and do not anticipate declaring any dividends in the foreseeable future.  We expect to retain our cash for the operation and maintenance of our business.  In addition, our senior bank credit facility contains restrictions on the payment of dividends to the holders of our Common Stock.  We have made no repurchases of our Common Stock for the year ended December 31, 2009.  The table below provides information relating to the Company’s equity compensation plans as of December 31, 2009:

Category	Number of Securities To be issued Upon exercise of Outstanding Options and Warrants	Weighted- average Exercise price Of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	47,500	$7.60	180,000
Equity compensation plans not approved by security holders	34,643	21.00	180,000

Total	82,143	$13.25	180,000

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

On October 26, 2007, we sold substantially all of the assets of our Construction Staffing subsidiary, Tradestar Construction Services, Inc. (“Tradestar Construction”), to a private construction staffing company.  We received cash proceeds of $3.2 million plus a working capital adjustment.  We applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of Tradestar Construction under a revolving bank credit agreement and a bank term loan.  We reported a pre-tax gain from the sale of these assets in the fourth quarter of 2007 in the amount of $1,664,000 (which was subsequently reduced in the fourth quarter of 2008 due to an uncollectible insurance refund in the amount of $357,000).  As a result of this sale, we exited from the Construction Staffing segment.

On March 11, 2008, we sold the capital stock of our domestic Energy Services subsidiary, PEI, to Hamilton Engineering, Inc. (“Hamilton”) for a total sales price of $15.0 million.  We applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of PEI under a revolving bank credit agreement in the amount of $3.2 million and unsecured seller debt and other liabilities in the amount of $4.5 million.  We recognized a pre-tax gain from the sale of PEI in the first quarter of 2008 in the amount of $1,358,000 (which was subsequently reduced in the first quarter of 2009 due to payment of an indemnified loss in the amount of $39,000).  We have reported the revenues and expenses of PEI for the period that we owned it in 2008 as discontinued operations in the accompanying Consolidated Statement of Operations.

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

Year ended December 31, 2009 versus year ended December 31, 2008 — Total revenues from continuing operations for the year ended December 31, 2009 were $17,454,000 compared to $29,869,000 for the year ended December 31, 2008.

Revenues from Decca’s continuing Energy Services for the year ended December 31, 2009 were $14,768,000 compared to $25,089,000 for the year ended December 31, 2008.  This decrease was largely due to a secular decline of approximately 45% in the average Canadian drilling rig count, Decca’s primary market indicator.  Decca’s billings for Energy Services in the year ended December 31, 2009 were approximately 1,230 man days at an average billing rate of approximately $1,200 per day.

Revenues from CYMRI’s oil and gas sales for the year ended December 31, 2009 were $2,613,000 compared to $4,497,000 for the year ended December 31, 2008.   In the year ended December 31, 2009, revenues from oil production were $2,247,000, reflecting volumes of 39,594 barrels at an average price of $56.75 per barrel, while gas revenues were $366,000, reflecting volumes of 90,915 Mcf at an average price of $4.02 per Mcf.  Although CYMRI improved field operations by increasing total production volumes by nearly 23% in the year ended December 31, 2009, its total production revenues declined in that period due to a decrease in average oil and gas prices of approximately 52% compared to the prior year.  In the year ended December 31, 2008, revenues from oil production were $3,792,000, reflecting volumes of 33,296 barrels at an average price of $113.89 per barrel, while gas revenues were $705,000, reflecting volumes of 67,160 Mcf at an average price of $10.50 per Mcf.

Costs of Decca’s continuing Energy Services for the year ended December 31, 2009 were $13,491,000 versus $23,183,000 for the year ended December 31, 2008.  As with the decrease in Energy Services revenues, this decrease was largely due to the impact of the approximately 45% decline in the Canadian drilling rig count.  Despite competitive pressures, Decca was able to slightly increase the gross margin on its consulting services to nearly 9% of revenues for the year ended December 31, 2009 compared to approximately 8% for the year ended December 31, 2008.

Lease operating expenses (“LOE”), including production taxes, were $1,804,000 for the year ended December 31, 2009 versus $1,897,000 for the year ended December 31, 2008, representing LOE of CYMRI’s oil and gas production operations.  This decrease was largely due to the decline in production taxes as a result of lower oil and gas prices in the year ended December 31, 2009 compared to the year ended December 31, 2008.

Depreciation, depletion and amortization (“DD&A”) expense for the year ended December 31, 2009 was $1,120,000 versus $806,000 for the year ended December 31, 2008.  This increase was due to an increase in production volumes of approximately 23% in 2009 as well as an increase in depletion rates over the prior year.

Impairment expense applicable to the goodwill assigned in the Decca acquisition was $1,900,000 for the year ended December 31, 2009 compared to $1,500,000 for the year ended December 31, 2008.  We recognized non-cash impairment adjustments to the carrying value of the Decca goodwill as of March 31, 2009 and December 31, 2008 in the amounts of $1,900,000 and $1,500,000, respectively, based on then current projections of Decca’s discounted future net cash flows (see Note 4).  Impairment expense applicable to oil and gas properties was $907,000 for the year ended December 31, 2009 compared to $4,310,000 for the year ended December 31, 2008.  Both of these amounts reflected non-cash “ceiling test” adjustments that we were required to report under the full cost accounting rules, as more fully described in Note 4.

Workover expenses for the year ended December 31, 2009 were $425,000 versus $1,235,000 for the year ended December 31, 2008, representing workovers on CYMRI’s South Texas oil and gas properties.  This decrease was due to non-recurring workover operations in the Burnell Field in the third and fourth quarters of 2008.

Selling, general and administrative (“SG&A”) expenses attributable to continuing operations for the year ended December 31, 2009 were $2,075,000 compared to $4,232,000 for the year ended December 31, 2008.  This decrease was due to non-recurring SG&A expenses associated with the sale of PEI to Hamilton in March 2008 (including Board approved executive severance costs of $675,000) as well as a reduction in the Company’s level of corporate overhead expenses since the sale of PEI to Hamilton in March 2008.

Interest expense attributable to continuing operations for year ended December 31, 2009 was $764,000 versus $1,262,000 for year ended December 31, 2008.  This decrease was due to an overall decline in interest rates as well as the repayment of certain corporate debt obligations following the PEI sale in March 2008.

Realized loss on oil and gas derivatives for the year ended December 31, 2009 was $95,000 versus zero for the year ended December 31, 2008.  This increase was due to the November 2009 sale of a “put” option covering 2,000 barrels of oil per month for 16 months, which was acquired in May 2009 (see Note 6).  Unrealized loss on oil and gas derivatives for the year ended December 31, 2009 was $89,000 versus zero for the year ended December 31, 2008.  This increase was due to the change in fair value of a “costless collar” covering 2,000 barrels of oil per month for calendar year 2010, which was put in place in November 2009 (see Note 6).

Income taxes attributable to continuing operations were a benefit of $1,451,000 for the year ended December 31, 2009 compared to $751,000 for the year ended December 31, 2008 and reflect a current year benefit at an effective rate of 28% on a pre-tax net loss of $5,216,000 in the year ended December 31, 2009.

Income from discontinued Energy Services operations, net of income taxes, was a net loss of $25,000 for the year ended December 31, 2009 versus $253,000 for the year ended December 31, 2008.  As further described in Note 5, we sold the capital stock of our domestic Energy Services subsidiary, PEI, to Hamilton in March 2008.  The results of operations of our domestic Energy Services business, including the pre-tax sales gain in the amount of $1,358,000, have been classified as discontinued operations in the Consolidated Statement of Operations, net of applicable income tax expense reflecting the estimated taxable gain on the sale in 2008.  The 2008 sales gain was subsequently reduced in March 2009 due to payment of an indemnified loss in the amount of $39,000 resulting in an after-tax net loss of $25,000 for the year ended December 31, 2009.

Income from discontinued Construction Staffing operations, net of income taxes, was a net loss of zero for the year ended December 31, 2009 versus $236,000 for the year ended December 31, 2008.  We sold substantially all of the assets of Tradestar Construction to a private construction staffing company in October 2007.  We reported a pre-tax gain on this sale in October 2007 in the amount of $1,664,000, however, this amount was subsequently reduced in December 2008 due to an uncollectible insurance refund in the amount of $357,000 resulting in an after-tax net loss of $236,000 for the year ended December 31, 2008.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities from continuing operations for the year ended December 31, 2009 was $1,505,000 compared to net cash provided by operating activities of $188,000 for the year ended December 31, 2008.  This increased use of financial resources reflected a decline in net cash flow from oil and gas production operations as a result of lower oil and gas prices.  Net cash used in operating activities from discontinued operations was only $25,000 for the year ended December 31, 2009 whereas net cash provided by operating activities from discontinued operations was $618,000 for the year ended December 31, 2008 reflecting positive cash flow from PEI’s operations.

Investing activities.  Net cash provided by investing activities for the year ended December 31, 2009 was $1,318,000 compared to $11,504,000 for the year ended December 31, 2008.  This fluctuation was largely due to the sale of PEI to Hamilton in March 2008 for $15.0 million, less the initial purchases of restricted cash in the amount of $3.1 million for an escrow account and a tax reserve account, pursuant to the securities purchase agreement with Hamilton.  With expiration of the tax reserve account, the Company converted $1,490,000 of the tax reserve account from restricted cash to unrestricted cash in the year ended December 31, 2009.

Financing activities. Net cash provided by financing activities for the year ended December 31, 2009 was $151,000 compared to net cash used in financiing activities  of $12,345,000 in the prior year period.  This relative increase in financing cash flows was primarily due to the absence of non-recurring repayments of long term debt and stockholder advances which were made with the proceeds of the sale of PEI to Hamilton in March 2008 in the gross amount of $15.0 million.

Following the sale of PEI in March 2008, we have remaining long term debt obligations to banks and other lenders (see Note 7).  A substantial portion of our long term debt is in the form of a bank credit facility secured by CYMRI’s producing oil and gas properties.  Borrowings under the bank credit agreement amounted to $3,001,000 as of December 31, 2009 and are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  CYMRI’s borrowings under its original bank credit agreement were refinanced with another bank, pursuant to a new credit agreement having substantially similar terms, on August 5, 2008.  The new bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of December 31, 2009, the borrowing base stood at $3,076,000, with the next monthly reductions scheduled to begin on May 1, 2010.

CYMRI was in violation of certain financial covenants under the credit agreement in the first two quarters of 2009, however, the bank subsequently granted waivers of such violations in exchange for CYMRI agreeing to put in place acceptable commodity hedging transactions (see Note 6).  In the third quarter of 2009, the bank agreed to modify the financial covenants and to extend the maturity to January 1, 2011.  At December 31, 2009, CYMRI did not fully meet the new financial covenants, however, we expect to receive a waiver from the bank in the second quarter of 2010.

We have a second bank credit agreement, which is secured by accounts receivable of our Canadian Energy Services subsidiary, with outstanding borrowings of $1,390,000 as of December 31, 2009 (see Note 7).  Borrowings under a similar credit agreement with the same bank were fully paid in the sale of our domestic Energy Services business in March 2008.  This credit agreement currently provides for a revolving borrowing base of 85% of qualifying accounts receivable up to $4,000,000 (Cdn), with an interest rate of 4.5% above Canadian prime.  Decca was in violation of certain financial covenants under the credit agreement in the first three quarters of 2009.  In December 2009, the bank granted waivers of such covenant violations and reset the covenants to levels with which Decca was in compliance as of December 31, 2009.

We also have other debt amounts outstanding to the sellers of acquired businesses and to stockholders as more fully described in Note 7 and reflected in the table below (however, we have no off Balance Sheet arrangements).  The following table sets forth the contractual obligations under our long-term debt and operating lease agreements as of December 31, 2009 (in thousands):

		Payments Due By Period
	Total	2010	2011-2012	2013-2014	After 2014

Long-term debt	$7,317	$6,909	$408	$-	$-
Interest on long-term debt	307	279	28	-	-
Operating leases for office space	476	192	284	-	-
Total	$8,100	$7,380	$720	$-	$-

With the completion of our sales of PEI in March 2008 and Tradestar Construction in October 2007, our primary ongoing capital expenditures are in the Exploration & Production segment, which can be highly capital intensive.  In this business, expenditures for CYMRI’s drilling and equipping of oil and gas wells are typically required to maintain or increase existing production levels and production often declines in a relatively short period of time if maintenance capital is not invested timely.  We normally attempt to finance CYMRI’s capital expenditure requirements through a combination of cash flow from operations and secured bank borrowings and we expect that these sources will be sufficient to meet our capital expenditures in 2010.  We presently have relatively low capital expenditure requirements relating to CYMRI’s oil and gas properties as evidenced by a total of only $172,000 being spent in 2009.  While we expect additional amounts of capital expenditures in 2010, we do not expect such amounts to be significant and we believe that such amounts, as well as any short term operating losses, can be financed under our existing bank credit agreement through a combination of a borrowing base increase and/or reduced monthly principal payments.

Going Concern

As indicated on page 23, our independent registered public accounting firm has included a going concern paragraph in its report on our consolidated financial statements for the year ended December 31, 2009.  We have reported substantial losses from continuing operations in the last two years and have a net working capital deficit in the amount of $6,116,888 and net cash used in continuing operations of $1,504,694 at December 31, 2009.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  A substantial portion of our working capital deficit relates to outstanding borrowings under two separate bank credit agreements, both of which will expire within one year.  We expect to ultimately extend and/or restructure these credit agreements on a satisfactory basis.  Accordingly, the Company believes that it will be able to repay or refinance its present obligations.

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

The SEC amendments are effective for registration statements filed on or after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.  The Company has applied such amendments on a prospective basis in determining its estimates of oil and gas reserves for the year ended December 31, 2009, as reflected in this annual report (see “Item 1 and 2 – Description   of Business and Properties – Exploration and Production”).

Critical Accounting Policies and Estimates

Our current business operations are in the Canadian Energy Services and Exploration & Production segments.  Shown below are the critical accounting policies pertaining to those businesses.

Recognition of Revenues and Costs of Services
In our Canadian Energy Services business, revenues consist of daily charges billed to customers for the services of consultants assigned to worksites.  Gross billings are rendered periodically and are recognized at the time services are provided to customers.  Direct costs of services include compensation paid to worksite consultants, any related employment taxes, benefits and workers' compensation insurance.  Costs of services are recognized when incurred based on days or hours worked by worksite employees or consultants.

ASC 605, "Reporting Revenues Gross as a Principal Versus Net as an Agent", establishes criteria for recognizing revenues on a gross or net basis. The Company is the primary obligor in its transactions, has responsibility for fulfillment, including the acceptability of services ordered and purchased by customers. In addition, the Company has all credit risk, retains substantially all risk and rewards of the services rendered, has sole discretion in staffing engagements and setting the billing rates of its consultants. Accordingly, the Company records all transactions at the gross revenue amount billed, consistent with the provisions of ASC 605.

Allowance for Doubtful Accounts
In our Canadian Energy Services business, the determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customer payment history and current credit worthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, those uncertainties require us to make judgments and estimates regarding our customers' ability to pay amounts due us in order to determine the amount of valuation allowances required for doubtful accounts.

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

Item 8. Financial Statements and Supplementary Data.

The required financial statements are included in this report as set forth in the “Index to Consolidated Financial Statements” on page 22.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

(a) Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports that it files under the Securities Exchange Act of 1934 (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, to allow for timely decisions regarding required disclosures.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were not effective because of a material weakness in our internal controls over financial reporting, as described below, which we view as an integral part of our disclosure controls and procedures.

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

Management has performed an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2009.  In making this assessment, management elected to use the criteria set forth in Internal Control – Integrated Framework (1992) created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as the chosen internal control framework.  Based on our assessment using those criteria, management concluded that our internal controls over financial reporting were ineffective, as a result of the material weakness noted below.

The material weakness relates to deficient completeness and cut-off controls with regard to revenues and cost of sales at our Canadian Energy Services subsidiary, Decca Consulting, Ltd.  The situation giving rise to this lack of independent review arose since approximately the end of the second quarter of 2008 as Decca previously employed a highly experienced accountant to review the subsidiary’s monthly financial statements.  In order to address this material weakness, management has implemented an interim compensating control in the form of an entity level analytical review by its Chief Financial Officer.  To the extent practical in light of Decca’s current financial performance (see Note 4), the Company anticipates the implementation of improved completeness and cut-off controls with regard to revenues and cost of sales at the operating unit level at an appropriate time.  It should be noted, however, that the impact of this material weakness on Stratum’s consolidated results of operations is substantially mitigated by the fact that Decca has a relatively low gross margin between revenues and cost of sales of approximately 9%.

Notwithstanding this material weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the years ended December 31, 2009 and 2008.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to SEC rules that permit the Company to provide only management’s assessment in this Annual Report.  Accordingly, management’s assessment has not been audited by Malone Bailey LLP or any other independent registered public accounting firm.

(c) Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.

Directors and Executive Officers

The following table sets forth our Directors and Executive Officers, their ages and positions held with us as of April 14, 2010:

Name	Age	Position

Larry M. Wright	65	Chairman and Chief Executive Officer

D. Hughes Watler, Jr.	61	Chief Financial Officer

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

Corporate Governance

Upon the election of Mr. Wright as Chairman and Chief Executive Officer and the resignation of certain former Board members on May 27, 2008, the Company ceased to have both an independent Audit Committee and an independent Compensation Committee.  Accordingly, the duties formerly performed by those committees were assumed by the remaining Board members, consisting of Messrs. Wright and Richard A. Piske, III, who resigned from the Board on November 16, 2009, leaving Mr. Wright as the sole member of the Board of Directors (however, Mr. Wright does not qualify as an audit committee “financial expert”).

The Board of Directors and management strive to perform and fulfill their respective duties and obligations in a responsible and ethical manner. The Company has not formally adopted a code of ethics, however, it will consider the adoption of a code of ethics at a future date as growth and other circumstances should dictate.  At the present time, we are a small company with only 12 employees and our management is in close contact with the daily activities of all employees.  Accordingly, we do not believe that it would represent a cost effective use of our limited financial resources to incur the legal fees and other expenses that would be required to implement a formal code of ethics pursuant to Item 406 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during the year fiscal ended December 31, 2009.  The Company is not aware of any such persons who have not filed timely reports required by Section 16(a) of the Exchange Act for the year ended December 31, 2009.

Item 11. Executive Compensation

The following table summarizes certain information with respect to the compensation earned by the Company’s executive officers for services rendered in all capacities during the years indicated.

Summary Compensation Table
								Nonequity	Nonqual.
	Fiscal	Annual Compensation			Stock	Option		Incentive	Deferred	All Other		Total
Name & Principal Position	Year	Salary		Bonus	Awards	Awards		Comp.	Comp.	Comp.		Comp.

Larry M. Wright	2009	$ 272,500		$ 3,750	$ -	$ -		$ -	$ -	$ -		$ 276,250
Chairman & CEO	2008	$ 192,000		$ 25,500	$ -	$ -		$ -	$ -	$ -		$ 217,500

Richard A. Piske, III	2009	$ -		$ -	$ -	$ -		$ -	$ -	$ -		$ -
Chief Executive Officer	2008	$ 40,385	(1)	$ -	$ -	$ 34,975	(3)	$ -	$ -	$ 480,000	(1)	$ 555,360

D. Hughes Watler, Jr.	2009	$ 158,400	(2)	$ -	$ -	$ 16,425	(3)	$ -	$ -	$ -		$ 174,825
Chief Financial Officer	2008	$ 159,550	(2)	$ -	$ -	$ 21,900	(3)	$ -	$ -	$ 70,000	(2)	$ 251,450
_______________

(1)
Mr. Piske resigned as Chief Executive Officer of the Company upon the sale of PEI to Hamilton on March 11, 2008.   Pursuant to a Board approved severance plan, he received a cash severance payment at that time in the amount of $200,000 and was granted an additional severance benefit via the issuance of 114,286 restricted shares of Common Stock with a then current value of $280,000.  Mr. Piske remained as a director of the Company until his resignation on November 16, 2009, however, he received no further compensation subsequent to resigning as Chief Executive Officer in March 2008.

(2)
Mr. Watler received an annual salary of $137,500 as a Company employee through February 29, 2008.  Effective March 1, 2008, he became an independent consultant and received an equivalent semi-monthly compensation of $6,600, with no Company paid benefits, for the remainder of 2008 and all of 2009.  Pursuant to a Board approved severance plan, he received a retention bonus on March 11, 2008 in the amount of $70,000.

(3)
Stock options granted to Mr. Piske and Mr. Watler in 2006 and 2007 were approved by the Compensation Committee of the Board of Directors, at an exercise price of $21.00 per share, with a three year vesting period.  The amounts shown above represent the compensation expense recognized for financial reporting purposes in the respective years in accordance with ASC 718 (for a discussion of valuation assumptions, see Note 9 to the Consolidated Financial Statements).  Mr. Piske’s 40,000 options were surrendered upon his severance from the Company in March 2008, however, Mr. Watler’s 5,000 options remain exercisable.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table sets forth all outstanding equity option awards held by our named executive officers as of December 31, 2009 (there were no outstanding equity stock awards).

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date

D. Hughes Watler, Jr.	5,000	-	$ 21.00	September 26, 2011

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as to the shares of Common Stock beneficially owned as of April 14, 2010 by (i) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (ii) each Director; (iii) each Executive Officer; and (iv) all of our Directors and Executive Officers as a group.  Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of Common Stock shown as beneficially owned by them.

	Beneficial Ownership
Directors and Executive Officers	Amount	Percent

Larry M. Wright (1)	1,440,757	54.1
D. Hughes Watler, Jr. (2)	7,000	*
Directors and Executive Officers as a Group (3)	1,447,757	54.3

Other 5% Beneficial Owners
Clarence J. Downs (4)	350,027	13.2
Larry M. Wright, II (5)	251,400	9.5
___________________

*	Less than 1%

(1)
Includes the following securities: (a) 1,433,614 shares of Common Stock held by Mr. Wright on his own behalf; and (b) currently vested warrants to purchase a total of 7,143 shares of Common Stock.  Mr. Wright was elected as one of the Company’s Directors on May 23, 2006 and was elected Chairman and Chief Executive Officer on May 27, 2008.

(2)
Includes the following securities: (a) 2,000 shares of Common Stock held by Mr. Watler on his own behalf; and (b) currently vested options to purchase a total of 5,000 shares of Common Stock.  Mr. Watler was elected as the Company’s Chief Financial Officer in February 2007.

(3)
Includes the following securities: (a) 1,435,614 shares of Common Stock held by Directors and Officers on their own behalf; and (b) currently vested warrants and options held by Directors and Officers to purchase a total of 12,143 shares of Common Stock.

(4)
Includes the following securities: (a) 348,534 shares of Common Stock held by Mr. Downs on his own behalf; and (b) 1,493 shares of Common Stock owned of record by Christopher Downs, the minor son of Mr. Downs.  Mr. Downs served as President & Chief Executive Officer until May 23, 2006, at which time he resigned from those positions.  He subsequently resigned as a Director of the Company.  The address of Mr. Downs is 8825 Gypsy Drive NE, Albuquerque, NM 87122.

(5)
Includes 251,400 shares of Common Stock held by Mr. Wright, II on his own behalf.  Larry M. Wright, II is the adult son of Larry M. Wright and has been employed in a management position by the Company’s wholly-owned subsidiary, CYMRI, L.L.C., since June 2008.  The address of Mr. Wright II is Three Riverway, Suite 1590, Houston, Texas 77056.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In the year ended December 31, 2009, the Company partially repaid stockholder notes and advances from a company owned by Larry M. Wright in the net amount of $260,000.  The Company also has outstanding advances received in prior years from other current and former stockholders.  As of December 31, 2009, the outstanding balance of such notes and advances owed to current and former stockholders was $2,172,317.  Such unsecured notes and advances accrue interest at the rate 10% per annum and were substantially repaid in March 2010 (see Note 15 to the Consolidated Financial Statements).  In addition, the Company has granted a second lien on its oil and gas properties to a former stockholder in the amount of approximately $900,000.

Our sole current director, Larry M. Wright, is not considered to be an “independent” director as that term is defined by The Nasdaq Stock Market.

Item 14:  Principal Accounting Fees and Services.

In June 2008, the Board of Directors approved the appointment of Malone Bailey, LLP to serve as our independent registered public accounting firm.  The following table presents fees for professional audit services rendered by Malone Bailey, LLP for the years ended December 31, 2009 and 2008 in their audits of our annual financial statements as well as their fees billed for other services rendered.

	2009	2008
Audit Fees	$102,680	$165,000
Audit-related Fees	-	2,080
Tax Fees	-	-
Other Fees	-	-
	$102,680	$167,080

Audit-related fees for the year ended December 31, 2008 relate to consultations with the Company in responding to review comments from the SEC staff.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following Exhibits are required to be filed pursuant to Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation of Tradestar Services, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed July 30, 2004)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed July 30, 2004)
3.3	Certificate of Amendment to Articles of Incorporation of Tradestar Services, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report for the year ended December 31, 2005)
3.4	Certificate of Amendment to Articles of Incorporation of Tradestar Services, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 8,2007)
10.1	Registration Rights Agreement, dated May 23, 2006, Tradestar Services, Inc., Larry M. Wright, Franklin M. Cantrell, Jr., Michael W. Hopkins and Robert G. Wonish(a)
10.2.1	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated May 23, 2006, by and between Tradestar Services, Inc. and Franklin M. Cantrell, Jr.(a)
10.2.2	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated May 23, 2006, by and between Tradestar Services, Inc. and Michael W. Hopkins(a)
10.2.3	Confidentiality, Non-Competition and Non-Solicitation Agreement, dated May 23, 2006, by and between Tradestar Services, Inc. and Robert G. Wonish(a)
10.3.1	Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of Larry M. Wright in the original principal amount of $1,500,000(a)
10.3.2	Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor Franklin M. Cantrell, Jr. in original principal amount $1,575,000(a)
10.3.3	Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc.in favor of Frederick A. Huttner in the original principal amount of $50,000(a)
10.3.4	Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of Sanders Opportunity Fund, LP in the original principal amount of $116,600(a)
10.3.5	Unsecured Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of Sanders Opportunity Fund Institutional in the original principal amount of $383,400(a)
10.3.6	Unsecured Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of Michael Hopkins in the original principal amount of $250,000(a)
10.3.7	Unsecured Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of Michael Hopkins in the original principal amount of $1,000,000(a)
10.3.8	Unsecured Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of SEP FBO Frederick A. Huttner Pershing LLC as Custodian in the original principal amount of $50,000(a)
10.3.9	Unsecured Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of Pershing LLC Custodian FBO Sheryl A. Huttner IRA in the original principal amount of $100,000(a)
10.3.10	Unsecured Promissory Note, dated May 23, 2006, made by Tradestar Services, Inc. in favor of Clarence Downs in the original principal amount of $300,000(a)
10.4	Letter Agreement, dated February 28, 2007, by and among Tradestar Services, Inc., 383210 Alberta Ltd., Dave Hunter Resources Inc., Barry Ahearn and Dave Hunter(b)
10.5
Amended and Restated Stock Purchase Agreement, dated March 2, 2007, by and among Tradestar Services, Inc., 1297181 Alberta Ltd., 383210 Alberta Ltd., Dave Hunter Resources Inc., Barry Ahearn and Dave Hunter(b)

10.6	Registration Rights Agreement, dated March 2, 2007, by and among Tradestar Services, Inc., 383210 Alberta Ltd. and Dave Hunter Resources Inc.(b)
10.7	Pledge and Security Agreement, dated March 2, 2007, by and among Tradestar Services, Inc., 383210 Alberta Ltd. and Dave Hunter Resources Inc.(b)
10.8.1	Decca Promissory Note No. 1, dated March 2, 2007, made by Tradestar Services, Inc. in favor of 383210 Alberta Ltd. in the original principal amount of Cdn $725,000(b)

EXHIBIT NO.	DESCRIPTION

10.8.2	Decca Promissory Note No. 2, dated March 2, 2007, made by Tradestar Services, Inc. in favor Dave Hunter Resources Inc. in original principal amount Cdn $725,000(b)
10.9.1	Warrant, dated March 2, 2007, to purchase 100,000 shares of common stock of Tradestar Services, Inc. issued to 383210 Alberta Ltd.(b)
10.9.2	Warrant, dated March 2, 2007, to purchase 100,000 shares of common stock of Tradestar Services, Inc. issued to Dave Hunter Resources Inc.(b)
10.10	Securities Purchase Agreement dated as of March 11, 2008, by and among Hamilton Acquisition, Inc., Stratum Holdings, Inc. and CYMRI, L.L.C.(c)
10.11	Escrow Agreement dated as of March 11, 2008, by and among Hamilton Acquisition, Inc., Stratum Holdings, Inc. and U.S. Bank National Association(c)
10.12	Stock Purchase Agreement, dated May 27, 2008, by and among Larry M. Wright, Michael W.
Hopkins, Frederick A. Huttner, Sheryl Huttner, Huttner 1999 Partnership Ltd., Richard A. Piske, III and Robert G. Wonish (d)
10.13
Second Amended and Restated Credit Agreement, dated August 5, 2008, among CYMRI, L.L.C. and Triumph Energy, Inc. (as Borrowers) and Texas Capital Bank, N.A. (as Lender) for a Reducing Revolving Line of Credit of up to $25,000,000 (d)

10.14	Guaranty Agreement, dated August 5, 2008, executed by Stratum Holdings, Inc. (Guarantor) for benefit of Texas Capital Bank, N.A (as Lender) (d)
10.15	Promissory Note, dated August 5, 2008, issued by CYMRI, L.L.C. and Triumph Energy, Inc. (as Makers) to Texas Capital Bank, N.A. (as Payee) in amount of $25,000,000 (d)
10.16	Security Agreement, dated August 5, 2008, among CYMRI, L.L.C. and Triumph Energy, Inc.
(as Debtors) and Texas Capital Bank, N.A. (as Secured Party) (d)
10.17
First Amendment to Second Amended and Restated Credit Agreement, dated May 28, 2009, among CYMRI, L.L.C. and Triumph Energy, Inc. (as Borrowers) and Texas Capital Bank, N.A. (as Lender) for a Reducing Revolving Line of Credit of up to $25,000,000. (e)

10.18
Second Amendment to Second Amended and Restated Credit Agreement, dated November 16, 2009, among CYMRI, L.L.C. and Triumph Energy, Inc. (as Borrowers) and Texas Capital Bank, N.A. (as Lender) for a Reducing Revolving Line of Credit of up to $25,000,000.*

21.1	Subsidiaries of the Registrant CYMRI, L.L.C. (Nevada) Triumph Energy, Inc. (Louisiana) Decca Consulting, Ltd. (Alberta) Stratum Construction Services, Inc. (New Mexico)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(a)  Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed May 30, 2006.
(b)  Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed March 8, 2007.
(c)  Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed March 14, 2008.
(d)  Incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 13, 2008.
(e)  Incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 11, 2009.

*    Filed herewith.

STRATUM HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Stratum Holdings, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Stratum Holdings, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratum Holdings, Inc. at December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has recurring losses from operations and has a working capital deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/  MaloneBailey LLP
Houston, Texas
April 15, 2010

STRATUM HOLDINGS, INC.
Consolidated Balance Sheets

	December 31,
	2009	2008
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$142,703	$203,200
Restricted cash	1,613,637	1,491,958
Accounts receivable	2,948,159	2,900,750
Prepaid expenses and other	132,325	133,088
Total current assets	4,836,824	4,728,996

Property and equipment:
Oil and gas properties, evaluated (full cost method)	14,425,950	14,177,055
Other property and equipment	144,625	108,060
	14,570,575	14,285,115
Less: Accumulated depreciation, depletion & amortization	(8,017,822)	(5,990,894)
Net property and equipment	6,552,753	8,294,221

Other assets:
Restricted cash	-	1,611,742
Goodwill (less impairment allowance of $3,400,000 and $1,500,000,
respectively)	1,536,313	3,436,313
Other assets	76,021	175,171
Total other assets	1,612,334	5,223,226

Total assets	$13,001,911	$18,246,443
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt - stockholders	$1,682,317	$246,826
Current portion of long-term debt - others	5,226,861	81,729
Accounts payable	2,436,846	2,818,488
Accrued liabilities	1,518,698	1,153,292
Income taxes payable	-	282,975
Fair value of oil and gas derivatives	88,990	-
Total current liabilities	10,953,712	4,583,310

Long-term debt, net of current portion	408,179	6,884,155
Deferred income taxes	1,513,847	2,968,502
Asset retirement obligations	305,370	175,990
Total liabilities	13,181,108	14,611,957

Stockholders’ equity (deficit):
Preferred stock, $.01 par value per share, 1,000,000 shares authorized, None issued	-	-
Common stock, $.01 par value per share, 5,000,000 shares authorized,
2,655,738 and 2,655,643 shares issued and outstanding, respectively	26,557	26,556
Additional paid in capital	12,808,867	12,758,510
Accumulated deficit	(12,783,790)	(8,992,865)
Accumulated foreign currency translation adjustment	(230,831)	(157,715)
Total stockholders’ equity (deficit)	(179,197)	3,634,486

Total liabilities and stockholders’ equity (deficit)	$13,001,911	$18,246,443

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008
		(Restated)
Revenues:
Energy services	$14,767,683	$25,089,476
Oil and gas sales	2,612,954	4,496,901
Other	73,560	282,710
	17,454,197	29,869,087
Expenses:
Energy services	13,491,023	23,182,541
Lease operating expense	1,803,848	1,897,580
Depreciation, depletion & amortization	1,120,000	806,000
Impairment expense:
Acquisition goodwill	1,900,000	1,500,000
Oil and gas properties	907,000	4,310,000
Workover expense	425,033	1,235,273
Selling, general and administrative	2,075,584	4,232,061
	21,722,488	37,163,455

Operating loss	(4,268,291)	(7,294,368)

Other expenses:
Interest expense	(764,221)	(1,261,567)
Loss on oil and gas derivatives	(183,850)	-

Loss from continuing operations before income taxes	(5,216,362)	(8,555,935)
Benefit for income taxes	1,450,856	751,198
Net loss from continuing operations	(3,765,506)	(7,804,737)
Discontinued operations, net of tax
Energy services	(25,419)	253,467
Construction staffing	-	(235,907)
Net loss	$(3,790,925)	$(7,787,177)

Net loss per share, basic and diluted
Net loss from continuing operations	$(1.42)	$(2.97)
Discontinued operations	(0.01)	0.01
Net loss	$(1.43)	$(2.96)

Weighted average shares outstanding, basic and diluted	2,655,738	2,631,056

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2009 and 2008

					Accumulated
			Additional		Foreign	Total
	Common Stock		Paid-in	Accumulated	Currency	Stockholders'
	Shares	Amount	Capital	Deficit	Translation	Equity

Balance at January 1, 2008 (Restated)	2,539,357	$25,394	$12,095,362	$(1,205,688)	$(28,319)	$10,886,749

Stock Based Compensation	116,286	1,162	663,148	-	-	664,310

Net Loss	-	-	-	(7,787,177)	-	(7,787,177)

Foreign Currency Translation	-	-	-	-	(129,396)	(129,396)

Balance at December 31, 2008 (Restated)	2,655,643	26,556	12,758,510	(8,992,865)	(157,715)	3,634,486

Stock Based Compensation	-	-	50,357	-	-	50,357

Net Loss	-	-	-	(3,790,925)	-	(3,790,925)

Foreign Currency Translation	-	-	-	-	(73,116)	(73,116)

Reverse Split Fractional Shares	95	1	-	-	-	1

Balance at December 31, 2009	2,655,738	$26,557	$12,808,867	$(12,783,790)	$(230,831)	$(179,197)

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008
		(Restated)
Cash flows provided by (used in) operating activities:
Net loss from continuing operations	$(3,765,506)	$(7,804,737)
Adjustments to reconcile net loss from continuing
operations to cash provided by (used in) operations:
Depreciation, depletion & amortization	1,120,000	806,000
Impairment expense:
Acqusisition goodwill	1,900,000	1,500,000
Oil and gas properties	907,000	4,310,000
Deferred income taxes	(1,450,856)	(751,198)
Stock based compensation	50,357	664,310
Unrealized loss on oil and gas derivatives	88,990	-
Changes in current assets and liabilities	(396,481)	1,608,033
Other changes, net	41,802	(144,343)
Net cash flows from continuing operations	(1,504,694)	188,065
Net cash flows from discontinued operations	(25,419)	618,067
Total cash flows from operating activities	(1,530,113)	806,132

Cash flows provided by (used in) investing activities:
Sale of subsidiary	-	11,896,300
Decrease in restricted cash from sale of subsidiary	1,490,063	-
Purchase of property and equipment	(171,920)	(392,698)
Net cash flows from investing activities	1,318,143	11,503,602

Cash flows provided by (used in) financing activities:
Proceeds from long term debt	696,333	635,000
Payments of long term debt	(284,860)	(12,021,656)
Net (payments) proceeds of stockholder advances	(260,000)	(958,273)
Net cash flows from financing activities	151,473	(12,344,929)

Net decrease in cash and cash equivalents	(60,497)	(35,195)
Cash and equivalents at beginning of period	203,200	238,395

Cash and equivalents at end of period	$142,703	$203,200

Supplemental cash flow data:
Cash paid for interest	$524,003	$1,261,567
Cash paid for income taxes	273,682	-

Supplemental investing activity:
Non-cash additions to asset retirement obligations	$113,000	$154,000
Restricted cash withheld on sale of subsidiary - current	-	1,500,000
Restricted cash withheld on sale of subsidiary - noncurrent	-	1,600,000

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.
Notes to Consolidated Financial Statements
December 31, 2009

(1)  Business and Summary of Significant Accounting Policies

Description of Business – Stratum Holdings, Inc. (“we” or the "Company") was originally formed as a staffing holding company in 2003.  As a result of the sales of Tradestar Construction in October 2007 and PEI in March 2008 (see Note 5), the Company’s remaining business operations are in the Canadian Energy Services and Exploration & Production segments.  In addition, a change of control occurred at the shareholder level in May 2008 as disclosed in the Current Report on Form 8-K, filed on June 3, 2008.  The following accounting policies relate to the retained Canadian Energy Services and Exploration & Production segments as continuing operations while the business components of the exited domestic Energy Services and Construction Staffing segments are reported as discontinued operations.

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

Recognition of Energy Services Revenues and Costs – Revenues consist of daily or hourly charges billed to customers for the services of consultants or employees assigned to worksites.  Gross billings are rendered semi-monthly or weekly and are recognized at the time services are provided to customers.  Direct costs of services include compensation paid to worksite consultants or employees, any related payroll taxes, benefits and workers' compensation insurance.  Costs of services are recognized when incurred based on days or hours worked by worksite consultants or employees.  ASC 605, "Reporting Revenues Gross as a Principal Versus Net as an Agent", establishes criteria for recognizing revenues on a gross or net basis. The Company is the primary obligor in its transactions, has responsibility for fulfillment, including the acceptability of services ordered and purchased by customers. In addition, the Company has all credit risk, retains substantially all risk and rewards of the services rendered, has sole discretion in staffing engagements and setting the billing rates of its consultants or employees.  Accordingly, the Company records all transactions at the gross revenue amount billed, consistent with the provisions of ASC 605.

Allowance for Doubtful Accounts – The Company has provided an allowance for uncollectible accounts receivable based on management's evaluation of collectability of outstanding balances.  The allowance is based on estimates and actual losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the period in which they become known.

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

Asset Retirement Obligations and Environmental Costs - The Company records the fair value of legal obligations to retire and remove long-lived assets in the period in which the obligation is incurred (typically when the asset is installed at the production location).  When the liability is initially recorded, the cost is capitalized by increasing the carrying amount of the related properties, plant and equipment.  Over time the liability is increased for the change in its present value, and the capitalized cost in properties, plant and equipment is depreciated over the useful life of the related asset.  Environmental expenditures are expensed or capitalized, depending upon their future economic benefit.  Expenditures that relate to an existing condition caused by past operations, and do not have a future economic benefit, are expensed.

Other Property and Equipment – Other property and equipment, primarily office furniture and fixtures, is depreciated on a straight-line basis over their useful lives ranging from three to five years.

Goodwill – Goodwill has been recognized on corporate acquisitions as represented by the excess cost of the acquired entities over amounts assigned to the assets and liabilities of the acquired entities.  Goodwill is not amortized and is tested for impairment annually (see Note 4).

Foreign Currency Translation – Assets and liabilities attributable to the Canadian Energy Services operations are translated from Canadian currency to U.S. dollars at the applicable exchange rate on the balance sheet date.  Revenues and expenses are translated at average rates of exchange prevailing during the year.  Unrealized foreign currency translation adjustments are reflected as a component of equity.

Stock-Based Compensation – The Company follows ASC 718, “Compensation – Stock Compensation,” requiring that compensation expense related to share-based payment transactions with employees be recognized in the financial statements (see Note 9).

Income Taxes – Income taxes are accounted for under the asset and liability method (see Note 10).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change.

          We follow ASC 740, Income Taxes, (ASC 740).  ASC 740 creates a single model to address accounting for the uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements.  We apply significant judgment in evaluating our tax positions and estimating our provision for income taxes.  The actual outcome of these future tax consequences could differ significantly from these estimates, which could impact our financial position, results of operations and cash flows.  The evaluation of a tax position in accordance with ASC 740 is a two-step process.  The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of  benefit/expense to recognize in the financial statements.  The tax position is measured at the largest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.  No liability for unrecognized tax benefits was recorded as of December 31, 2009 or 2008.

       Net Income (Loss) Per Share – Basic income (loss) per common share is computed by dividing the net income or loss by the weighted average number of shares of Common Stock outstanding during the period.  Diluted income per common share is computed by considering dilutive common share equivalents under the Treasury Stock method.  For the years ended December 31, 2009 and 2008, the basic and diluted average outstanding shares are the same because inclusion of common share equivalents would be anti-dilutive.

Reverse Stock Split – On December 17, 2009, the Company completed a Board of Directors approved 1-for-10 reverse stock split.  Accordingly, all Common Stock share and per share amounts in the consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

Use of Estimates – Management has made a number of estimates and assumptions in preparing these financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements – Effective for the quarter ended June 30, 2009, the Company implemented ASC 855, “Subsequent Events”. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company evaluated all events or transactions that occurred after December 31, 2009 up through April 14, 2010, the date the Company issued these consolidated financial statements.  Except as disclosed in Note 15, the Company had no subsequent events during this period.

In July 2009, the FASB issued new guidance relating to the “FASB Accounting Standards Codification” at ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is nonauthoritative.  Management does not expect the adoption of ASC 105 to impact the Company’s results of operations, financial position or cash flows.

In December 2009, the FASB issued Accounting Standards Update “Extractive Industries – Oil and Gas (ASC 932): Oil and Gas Reserve Estimation and Disclosures”.  This ASU aligns the oil and gas reserve estimation and disclosure requirements in ASC 932 with the “SEC Amendments to Oil and Gas Reporting Requirements” as further described below.  The amendments to ASC 932 are effective for annual reports ending on or after December 31, 2009.  The Company has applied such amendments on a prospective basis in determining its estimates of oil and gas reserves for the year ended December 31, 2009 (see Note 14).

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 825-10-65) to change the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods. The Company adopted ASC 825-10-65 in the second quarter of 2009. There was no impact on the Company’s operating results, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133  (ASC 815-10-65). ASC 815-10-65 requires entities that utilize derivative contracts to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. ASC 815-10-65 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of ASC 815 have been applied, and the impact that hedges have on an entity’s operating results, financial position or cash flows. The Company adopted ASC 815-10-65 on January 1, 2009. There was no impact on the Company’s operating results, financial position or cash flows; however additional disclosures were added to the accompanying notes to the consolidated financial statements for the Company’s derivative contracts.

Effective January 1, 2009, the Company adopted FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (ASC 820-10-55). ASC 820-10-55 delayed the effective date of ASC 820 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of ASC 820-10-55 did not have a significant impact on the Company’s operating results, financial position or cash flows.

SEC Amendments to Oil and Gas Reporting Requirements – In December 2008, the SEC adopted the final rules regarding amendments to current oil and gas reporting requirements.  The amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology.  The SEC amendments are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.  The Company has applied such amendments on a prospective basis in determining its estimates of oil and gas reserves for the year ended December 31, 2009 (see Note 14).

(2)  Restatement of Prior Year Financial Statements

The Company has restated its previously reported consolidated financial statements for the year ended December 31, 2008 to adjust for the following items:  (a) The impact of reversing an erroneously recorded impairment in the carrying value of oil and gas properties in the year ended December 31, 2007 and reporting additional depreciation, depletion & amortization expense in the amount of $348,667 as well as a full cost “ceiling test” adjustment in the amount of $4,310,000 in the year ended December 31, 2008; and (b) Accrued oil and gas revenues that were  previously reported in the year ended December 31, 2008 have been reduced due to an overstatement in the amount of $491,980.  The effects of the restatement on previously reported amounts for the year ended December 31, 2008 are as follows:

	As Reported	Adjustments	As Restated
Balance Sheet
Accounts receivable	$3,392,730	$(491,980)	$2,900,750
Accumulated depreciation, depletion & amortization	(8,332,227)	2,341,333	(5,990,894)
Total assets	16,397,090	1,849,353	18,246,443
Income taxes payable	450,175	(167,200)	282,975
Deferred income taxes	1,486,900	1,481,602	2,968,502
Total liabilities	13,297,555	1,314,402	14,611,957
Accumulated deficit	(9,527,816)	534,951	(8,992,865)

Statement of Operations
Oil and gas sales	$4,988,881	$(491,980)	$4,496,901
Depreciation, depletion & amortization expense	(457,333)	(348,667)	(806,000)
Impairment of oil and gas properties	-	(4,310,000)	(4,310,000)
Pre-tax restatement adjustments		(5,150,647)
(Provision) for income taxes	(314,400)	(1,065,598)	751,198
Net loss	(3,702,128)	(4,085,049)	(7,787,177)
Net loss per share (split adjusted)	(1.41)	(1.55)	(2.96)

Statement of Stockholders' Equity
Accumulated deficit, January 1, 2008	$(5,825,688)	$4,620,000	$(1,205,688)

Statement of Cash Flows
Net loss from continuing operations	$(3,719,688)	$(4,085,049)	$(7,804,737)
Depreciation, depletion & amortization expense	(457,333)	(348,667)	(806,000)
Impairment of oil and gas properties	-	(4,310,000)	(4,310,000)
Provision for income taxes	314,400	(1,065,598)	(751,198)
Changes in current assets and liabilities	1,116,053	491,980	1,608,033

(3)  Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported substantial losses from continuing operations in the last two years and has a net working capital deficit in the amount of $6,116,888 and net cash used in continuing operations of $1,504,694 at December 31, 2009.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

A substantial portion of the working capital deficit relates to outstanding borrowings under two separate bank credit agreements, both of which will expire within one year (see Note 7).  The Company expects to ultimately extend and/or restructure these credit agreements on a satisfactory basis.  Accordingly, the Company believes that it will be able to repay or refinance its present obligations.

The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

(4)   Impairment Adjustments

The Company recognized a non-cash impairment adjustment in the carrying value of the goodwill assigned to its Canadian Energy Services subsidiary, Decca Consulting, Ltd. (“Decca”), as of March 31, 2009 in the amount of $1,900,000.  This amount is in addition to a similar impairment adjustment recognized as of December 31, 2008 in the amount of $1,500,000.

Since the worldwide decline in energy prices began in the fourth quarter of 2008, Decca has experienced a substantial decrease in the demand for its drilling, completion and other on-site consulting services provided to the Canadian oil and gas industry.  The impairment adjustment recognized as of March 31, 2009 was based on then current projections of Decca’s discounted future net cash flows and, based on the latest such projections, no further impairment has been recorded since that date.  As with the impairment adjustment recorded as of December 31, 2008, the Company has not recognized a tax benefit for the impairment adjustment of $1,900,000 in the year ended December 31, 2009 because no temporary difference was recognized when the goodwill was initially established upon the acquisition of Decca in March 2007.

As of December 31, 2009, the Company recognized a non-cash impairment adjustment in the carrying value of its oil and gas properties in the amount of $907,000.  This adjustment reflected a full cost “ceiling test” write-down resulting from the downward revisions of the Company’s proved oil and gas reserves in the fourth quarter of 2009 (see Note 14).  The Company also recognized a full cost “ceiling test” write-down in the amount of $4,310,000 in its restated financial statements for the year ended December 31, 2008 (see Note 2).

(5)   Discontinued Operations

On March 11, 2008, the Company sold the capital stock of its domestic Energy Services subsidiary, Petroleum Engineers, Inc. (“PEI”), to Hamilton Engineering, Inc. for a total sales price of $15.0 million.  The Company applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of PEI under a revolving bank credit agreement in the amount of $3.2 million and unsecured seller debt and other liabilities in the amount of $4.5 million (see Note 7).

The Company recognized a pre-tax gain from the sale of PEI in the first quarter of 2008 in the amount of $1,358,000 (which was subsequently reduced in the first quarter of 2009 due to payment of an indemnified loss in the amount of $39,000).  The results of discontinued operations of PEI for the year ended December 31, 2009 and 2008, including the original and adjusted gain on the sale, are summarized as follows:

	Year Ended December 31,
	2009	2008
Energy services revenues	$-	$3,876,949
Cost of energy services	-	(2,919,987)
Gross profit	-	956,962
General & administrative	-	(914,929)
Interest expense, net	-	(255,321)
Gain on sale	(38,519)	1,357,855
Net income before taxes	(38,519)	1,144,567
Provision for income taxes	13,100	(891,100)
Net income (loss)	$(25,419)	$253,467

The Company has indemnified Hamilton with respect to certain other pre-sale contingencies of PEI for a two year period.  In order to secure such indemnities, Hamilton withheld sales proceeds in a two-year escrow account in the amount of $1.6 million and a one-year tax reserve account in the amount of $1.5 million (which expired in March 2009).  The two-year indemnity period expired on March 12, 2010 with no indemnified losses being paid from the escrow account.  Accordingly, the Company received the full amount of the escrow account at that time in the amount of $1,614,000, including accrued interest, and applied most of the proceeds to pay unsecured notes payable to certain shareholders (see Note 15).  The escrow account, along with accrued interest thereon, is reflected as restricted cash on the Balance Sheet as of December 31, 2009.

On October 26, 2007, the Company sold substantially all of the assets of its Construction Staffing business to a private construction staffing company receiving cash proceeds of $3.2 million, plus a working capital adjustment.  The Company reported a pre-tax gain on this sale in the fourth quarter of 2007 in the amount of $1,664,000, however, this amount was subsequently reduced in the fourth quarter of 2008 due to an uncollectible insurance refund in the amount of $357,000 resulting in an after-tax net loss of $236,000 for the year ended December 31, 2008.

(6)   Commodity Derivatives

In May 2009, the Company entered into a commodity derivative contract with a major energy company covering a portion of CYMRI’s projected oil production.  This contract consisted of a “put” option at an exercise price of $50 per barrel, covering 2,000 barrels of oil per month for 16 months, which was acquired with a cash outlay of $125,000.  In November 2009, the Company sold this contract back to the counterparty for $30,140, resulting in a realized loss on the termination of this contract in the amount of $94,860.  In November 2009, the Company also entered into a new commodity derivative contract with the same counterparty.  The new contract consists of a “costless collar,” with a floor price of $65 per barrel and a ceiling price of $90 per barrel, covering 2,000 barrels of oil per month for the calendar year 2010.

As of December 31, 2009, the Company applied “mark to market” accounting to the open derivative contract in accordance with ASC 815-20, “Accounting for Derivative Instruments and Hedging Activities”.  The Company is accounting for this commodity derivative contract as a non-hedging transaction, as defined in ASC 815-20.  Accordingly, changes in the fair value of the commodity derivative contract are reflected in current earnings in the period of the change.  The Company reported an unrealized loss in the amount of $88,990 due to the decrease in the fair value of the open derivative contract between the inception date of the contract (November 24, 2009) and December 31, 2009.

(7)   Long-Term Debt

As of December 31, 2009 and 2008, the Company had the following long-term debt obligations:

	December 31,
	2009	2008
$25,000,000 line of credit with a bank, maturing on January 1, 2011, interest at 1.0% above prime payable monthly, secured by first lien on CYMRI, LLC’s oil and gas properties, with a declining borrowing base of $3,076,000 as of December 31, 2009	$3,001,000	$2,600,000

Notes payable to individuals and entities, incurred in acquisition of CYMRI, bearing interest at 10%, with principal and accrued interest due at extended maturity in March 2010, unsecured (see Note 15)	1,125,000	1,125,000

$4,000,000 (Cdn) revolving line of credit with a bank, interest at 4.5% above Canadian prime payable monthly through maturity in May 2010, secured by accounts receivable of Canadian petroleum services business	1,389,667	1,272,799

Notes payable to 2 individuals, incurred in acquisition of Decca Consulting, Ltd., bearing interest at 9%, payable in monthly installments of $30,099 (Cdn) from April 1, 2007 through March 31, 2012, unsecured	618,179	779,040

Advances from stockholders, bearing interest at 10%, with principal and accrued interest due in March 2010, unsecured (see Note 15)	1,047,317	1,307,317

Other short term notes for liability insurance and accrued payables, interest rates at 7% to 9%	136,194	128,554

	7,317,357	7,212,710
Current portion of long term debt - stockholders	(1,682,317)	(246,826)
Current portion of long term debt - others	(5,226,861)	(81,729)

	$408,179	$6,884,155

Future maturities of long-term debt as of December 31, 2009 are as follows:

For the year ending December 31:
2010	$6,909,178
2011	235,000
2012	173,179
2013	-
2014	-
$7,317,357

Borrowings under the bank credit agreement secured by the oil and gas properties owned by CYMRI, LLC (“CYMRI”), a subsidiary in the Exploration & Production segment, are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  The bank credit agreement requires maintenance of certain financial covenants regarding working capital, interest coverage level, total debt level, and the level of administrative expenses.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of December 31, 2009, the borrowing base stood at $3,076,000, with the next monthly reductions scheduled to begin on May 1, 2010.

CYMRI was in violation of certain financial covenants under the credit agreement in the first two quarters of 2009, however, the bank subsequently granted waivers of such violations in exchange for CYMRI agreeing to put in place acceptable commodity hedging transactions (see Note 6).  In the third quarter of 2009, the bank agreed to modify the financial covenants and to extend the maturity to January 1, 2011.  At December 31, 2009, CYMRI did not fully meet the new financial covenants.  Due to the covenant violations at December 31, 2009, we have reported the full amount of this debt in our current liabilities.

The Company has a second bank credit agreement, which is secured by accounts receivable of its Canadian Energy Services subsidiary, Decca (amounting to a U.S. equivalent of $2,159,000 as of December 31, 2009).  The credit agreement provides for a revolving borrowing base of 85% of qualifying accounts receivable up to $4,000,000 (Cdn), with an interest rate of 4.5% above Canadian prime (2.25% as of December 31, 2009).  Decca was in violation of certain financial covenants under the credit agreement in the first three quarters of 2009.  In December 2009, the bank granted waivers of such covenant violations and reset the covenants for the quarter ended December 31, 2009.

(8)   Stockholders’ Equity

In the year ended December 31, 2009, there were no transactions in the Company’s Common Stock, other than the effect of the reverse stock split (see Note 1).  In the year ended December 31, 2008, the Company issued a total of 116,286 shares of its Common Stock pursuant to Company stock compensation plans, of which 114,286 shares, at $2.40 per share, were issued to the former Chief Executive Officer as a Board approved severance benefit in March 2008 (see Note 9).  As of December 31, 2009, the Company had outstanding warrants to purchase a total of 34,643 shares of Common Stock at an exercise price of $21.00 per share, expiring from May 2010 to March 2012.

(9)   Stock-Based Compensation

The Company has a stock-based compensation plan which was approved by the stockholders in October 2005 and amended in October 2006.  Under the plan, as amended, a maximum of 240,000 shares may be awarded to directors and employees in the form of stock options, restricted stock or stock appreciation rights.  The exercise price, terms and other conditions applicable to each stock option grant are generally determined by the Board of Directors.  The exercise price of stock options is set on the grant date and may not be less than the fair market value of the Company’s Common Stock on that date.

Since January 1, 2006, the Company has followed the accounting provisions now reflected in ASC 718, “Compensation – Stock Compensation,” requiring that compensation expense related to share-based payment transactions with employees be recognized in the financial statements.   The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company adopted the accounting provisions now reflected in ASC 718 using the modified prospective method, accordingly, financial statements for prior periods were not restated.

Option activity with directors and employees since January 1, 2008 were as follows (including options granted to directors outside of the plan):

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at January 1, 2008	181,460	$15.30
Options forfeited	(133,960)	(20.30)
Outstanding at December 31, 2008	47,500	7.60
Option activity	-	-
Outstanding at December 31, 2009	47,500	$7.60	1.0	$-

Exercisable at December 31, 2009	47,500	$7.60	1.0	$-

Stock-based compensation expense related to these options in the amounts of $50,357 and $384,310 have been recognized as a current period expense in the accompanying Consolidated Financial Statements for the years ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, total unrecognized compensation cost of approximately $11,500 related to stock options is expected to be recognized over a weighted average period of approximately 1.3 years.  The estimated fair value of the options granted to employees under the plan was calculated using a Black Scholes option pricing model.

The following schedule reflects the assumptions included in this model as it relates to the valuation of such options: (a) Expected volatility – 95%; (b) Expected risk free interest rate – 6%; (c) Expected dividend yield – zero; (d) Expected option term – 3 to 4 years, calculated pursuant to the terms of ASC 718-10; and (e) Forfeitures – 0%, subject to adjustment for actual experience.  Vesting terms of the options are generally three years.  The aggregate intrinsic value of employee options granted as of December 31, 2009 was zero as there were no in-the-money options at that date.

Pursuant to a Board approved severance agreement, the Company made a cash severance payment to its former Chief Executive Officer in March 2008 in the amount of $200,000 and granted him an additional severance benefit via the issuance of 114,286 restricted shares of Common Stock with a then current value of $280,000, which was included in stock-based compensation expense in March 2008.

(10)   Income Taxes

The Company provided the following amounts of income tax (benefit) provision attributable to continuing operations for the years ended December 31, 2009 and 2008:

	Year ended December 31,
	2009	2008

Federal income taxes	$(1,450,856)	$(751,158)
Total income tax provision (benefit)	$(1,450,856)	$(751,158)

The following table shows components of income tax (benefit) provision attributable to both our continuing operations and discontinued operations in comparison to the U.S. statutory tax rate of 34% for the years ended December 31, 2009 and 2008:

	Year ended December 31,
	2009	2008
Loss from continuing operations:
Tax benefit at U.S. statutory rate	$(1,465,429)	$(2,909,018)
Non-deductible amounts	14,573	2,157,820
	(1,450,856)	(751,198)
Income from discontinued operations:
Tax provision (benefit) at U.S. statutory rate	(13,100)	(121,500)
Additional tax related to PEI sales gain	-	891,100
	(13,100)	769,600
Total income tax provision (benefit)	$(1,463,956)	$18,402

As of December 31, 2009 and 2008, we have not recognized a tax benefit for certain non-deductible items reflected in continuing operations, the most significant of which were the impairment adjustments in the carrying value of our goodwill arising from the Decca acquisition (see Note 4).  There was no tax benefit recognized for these adjustments because no temporary difference was recognized when the goodwill was initially established upon the acquisition of Decca in March 2007.

The following table indicates the tax effects of temporary differences giving rise to our deferred tax assets and liabilities as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Deferred tax assets:
Operating loss carryforwards	$277,981	$-
Other, net	305,222	-
Gross deferred tax assets	583,203	-

Deferred tax liabilities:
Property and equipment	(1,850,663)	(2,351,220)
Installment gain on PEI sale	(224,900)	(430,100)
Other, net	(21,487)	(187,182)
Gross deferred tax liabilities	(2,097,050)	(2,968,502)

Net deferred tax liability	$(1,513,847)	$(2,968,502)

As of December 31, 2009 and 2008, we had tax operating loss carryforwards of approximately $818,000 and $678,800, respectively, which largely expire on December 31, 2020 (subject to certain annual limitations).  We have offset the tax effect of our net operating loss carryforwards against our deferred tax liabilities to the extent permitted under the tax accounting rules.

(11)   Related Party Transactions

The Company repaid net stockholder notes and advances in the amounts of $260,000 and $958,000 in the years ended December 31, 2009 and 2008, respectively.  Stockholder advances, excluding amounts advanced to finance the cash portion of the CYMRI purchase price (see Note 7) are reflected as unsecured long term debt obligations and accrue interest at a rate of 10% per annum.  As of December 31, 2009 and 2008, the Company had granted a second lien on its oil and gas properties to a former stockholder in the amount of approximately $900,000.

(12)   Commitments and Contingencies

The Company and it subsidiaries have operating leases for office space under which rental expense amounted to $255,000 and $282,000 in the years ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, aggregate commitments under the Company’s operating leases were as follows (in thousands):

Year ending December 31, 2010	$192
Year ending December 31, 2011	180
Year ending December 31, 2012	104
Year ending December 31, 2013	-
Year ending December 31, 2014	-
$476

From time to time the Company may become involved in litigation in the ordinary course of business. At the present time, other than the Company’s disclosures below, the Company’s management is not aware of any such litigation that could have a material adverse effect on its results of operations, cash flows or financial condition.

A lawsuit was filed in February 2008 against Decca, the Company’s Canadian Energy Services subsidiary, claiming unspecified damages related to work performed by Decca on a well drilled in the U.S. in late 2006, prior to the Company’s acquisition of Decca.  The plaintiff and Decca reached a settlement in late 2009 whereby the plaintiff agreed to dismiss its claim against Decca, while continuing to pursue its claim against a co-defendant.  In accordance with the settlement agreement, Decca is responsible for the legal fees of its defense counsel, therefore, the Company recorded $188,200 in legal fee expense related to this matter in 2009.

Triumph Energy, Inc., a subsidiary in the Exploration & Production segment, and PEI (see Note 5) are joint defendants in several lawsuits involving professional liability and other matters arising in the normal course of business in the State of Louisiana.  It is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations of any of the these actions against Triumph.  The Company believes that Triumph has meritorious defenses in each case and is vigorously defending these matters.

In October 2008, an insurer for the Company’s inactive Construction Staffing subsidiary filed a lawsuit against the subsidiary alleging default on a premium finance obligation in the amount of $200,000, plus interest and attorney’s fees.  Limited discovery in this case has been undertaken to date.  The Company believes that its inactive Construction Staffing subsidiary has a meritorious defense in this case.3

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 2009, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(13)   Other Required Disclosures

Segment Information – With the sale of PEI in March 2008 (see Note 5), the Company’s remaining operations are in the Canadian Energy Services and domestic Exploration & Production segments.  The table below reflects the allocation of certain amounts in the consolidated Income Statement, other than interest expense and income taxes (which the Company does not believe are feasible to allocate), and the consolidated Balance Sheet as of and for the year ended December 31, 2009 (in 000’s):

	Energy	Exploration &
	Services	Production
	(Canada)	(U. S.)	Total
Income Statement Data:
Operating revenues	$14,768	$2,613	$17,381
Other revenues	59	14	73
Total revenues	14,827	2,627	17,454
Depreciation, depletion & amortization	-	(1,120)	(1,120)
Impairment expense	(1,900)	(907)	(2,807)
Other allocable operating expenses	(13,491)	(2,229)	(15,720)
Gross operating profit	(564)	(1,629)	(2,193)
General & administrative			(2,075)
Operating loss			(4,268)
Interest expense			(764)
Realized loss on oil and gas derivatives			(95)
Unrealized loss on oil and gas derivatives			(89)
Net loss from continuing operations before taxes			$(5,216)

Balance Sheet Data:
Subsidiary assets	$2,619	$7,809	$10,428
Goodwill	1,536	-	1,536
Segment assets	4,155	7,809	11,964
Corporate assets			1,038
Consolidated assets			$13,002

The table below reflects the allocation of certain Income Statement data between these two reportable segments for the year ended December 31, 2008 (in 000’s):

Income Statement Data:
Operating revenues	$25,089	$4,497	$29,586
Other revenues	283	-	283
Total revenues	25,372	4,497	29,869
Depreciation, depletion & amortization	-	(806)	(806)
Impairment expense	(1,500)	(4,310)	(5,810)
Other allocable operating expenses	(23,183)	(3,132)	(26,315)
Gross operating profit	689	(3,751)	(3,062)
General & administrative			(4,232)
Operating loss			(7,294)
Interest expense			(1,262)
Net loss from continuing operations before taxes			$(8,556)

Asset Retirement Obligations – The Company records an asset retirement obligation (ARO) when the total depth of a drilled well is reached and the Company can reasonably estimate the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon costs. The Company records the ARO liability on the consolidated balance sheets and capitalizes a portion of the cost in oil and gas properties. In general, the amount of an ARO and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date and adjusted for the Company’s credit risk. This amount is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for the Company. After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds.  The Company did not abandon any properties in the years ended December 31, 2009 and 2008.  Therefore, the only ARO transactions were to add abandonment costs $113,000 and $154,000, respectively, and accretion expense of $18,000 and $20,000, respectively, in the years ended December 31, 2009 and 2008.

Credit Risk Concentrations – As previously noted, the Company’s remaining operations are in the Canadian Energy Services and domestic Exploration & Production segments.  In the Canadian Energy Services segment, the Company extends credit to a variety of customers on an open account basis, periodically assessing their credit worthiness, and requiring various forms of financial collateral where deemed necessary.  In the domestic Exploration & Production segment, the Company sells produced oil and gas to large commodity purchasers from whom it does not require collateral.  There were no customers of either segment, representing a significant portion of consolidated revenues in the years ended December 31, 2009 and 2008.

The Company maintains its U.S. unrestricted cash accounts in three different federally chartered banking institutions.  Its bank accounts in each bank are government insured up to $250,000 and no book balances exceeded that level as of December 31, 2009.  Management believes that the three banks are financially sound.

Fair Value of Financial Instruments – ASC 820, “Fair Value Measurements,” establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  Disclosures about fair value of financial instruments are based on pertinent information available to management and are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments.

The statement requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. It requires fair value measurements be classified and disclosed in one of the following categories: 1.) Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  2) Level 2 Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity price swaps, investments and interest rate swaps. 3.) Level 3 Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). Our valuation models are primarily industry-standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments, as well as other relevant information.

Management has estimated the fair values of cash, accounts receivable, accounts payable and accrued expenses to approximate their respective carrying values reported on these financial statements because of their short maturities. The carrying amounts of notes payable approximates fair value because their interest rates approximate market for items of similar risk.  Additionally, ASC 820 requires that we disclose the valuation methodology for our commodity derivatives at December 31, 2009 in the amount of $88,000 (see Note 6).   Pursuant to ASC 820, we valued this derivative liability based on a “Level 2” input which consisted of a valuation model provided by the counterparty.

(14)   Oil and Gas Producing Activities (Unaudited)

Capitalized Costs of Oil and Gas Properties – The Company has owned working interests in oil and gas properties since acquiring CYMRI in May 2006.  The table below reflects the capitalized costs of such oil and gas properties as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Proved properties	$14,426	$14,177
Unproved properties	-	-
Gross oil and gas properties	14,426	14,177
Less: Accumulated DD&A and impairment	(7,952)	(5,927)
Net oil and gas properties	$6,474	$8,250

Costs Incurred in Oil and Gas Producing Activities – The table below presents the costs incurred in oil and gas producing activities for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Property acquisition	$-	$-
Exploration	-	-
Development	172	376
	$172	$376

Results of Operations for Oil and Gas Producing Activities – The table below presents the results of operations for oil and gas producing activities for the years ended December 31, 2009 and 2008 (in thousands):
	2009	2008
Revenues	$2,613	$4,497
Production costs	(2,229)	(3,133)
Depreciation, depletion and amortization	(1,120)	(806)
Impairment expense	(907)	(4,310)
Income taxes	559	1,276
Results of operations	$(1,084)	$(2,476)

Oil and Gas Reserves – The following table sets forth summary information with respect to CYMRI’s proved oil and gas reserves, as estimated by the Company, based on consultation with an independent reservoir engineering firm, as of December 31, 2009.  The estimates of proved and proved developed reserve quantities and the related measure of discounted future net cash flows are estimates only and do not purport to reflect realizable values or fair market values of the Company’s reserves.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise and generally more conservative than those of producing oil and gas properties.  Accordingly, these estimates are expected to change as future information becomes available.  All of the Company's reserves are located in the United States.

	Oil	Gas	Total	PV10 Value
	(MBbl)	(MMcf)	(MMcfe)	(000’s	)

Proved developed	275	719	2,369	$5,399
Proved undeveloped	48	-	288	195
Total proved	323	719	2,657	5,594
Discounted future income taxes				(1,907)
Standardized measure of discounted
future net cash flows				$3,687

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

The following table sets forth changes in the Company’s proved oil and gas reserves in the year ended December 31, 2009 (in thousands):

	Oil	Gas	Total
	(MBbl)	(MMcf)	(MMcfe)
Beginning balance	533	1,634	4,834
Revisions of previous estimates	(170)	(824)	(1,849)
Production	(40)	(91)	(328)
Ending balance	323	719	2,657

The standardized measure of discounted future net cash flows is computed by applying estimated prices of oil and gas (as summarized below) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (at year-end 2009 prices) to be incurred in developing and producing the proved reserves, and assuming continuation of existing economic conditions.

The estimated future net cash flows are then discounted using a rate of 10-percent per year to reflect the estimated timing of the future net cash flows.  The Company does not believe that the standardized measure of discounted future net cash flows is necessarily indicative of the fair value of its oil and gas properties.  The following table sets forth the components of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Future net revenues	$21,519	$31,321
Future lease operating expenses and production tax	(10,731)	(14,615)
Future development cost	(1,678)	(374)
Future income tax expense	(1,907)	(4,697)
Future net cash flows	7,203	11,635
10% annual discount for estimated timing of cash flows	(3,516)	(5,065)
Standardized measure of discounted future cash flows	$3,687	$6,570

The following table sets forth changes in the standardized measure of the Company’s discounted future cash flows (“FCF”) relating to its proved oil and gas reserves in the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Net changes in prices and production costs	$(1,998)	$(12,091)
Sales and transfers of oil and gas produced	(809)	(3,091)
Net change due to revisions in quantity estimates	(2,513)	56
Future development costs	(820)	571
Net change in income taxes	746	5,503
Changes in production rates, other	1,854	607
Accretion of discount	657	1,365
Changes in standardized measure of discounted FCF	(2,883)	(7,080)
Beginning standardized measure of discounted FCF	6,570	13,650
Ending standardized measure of discounted FCF	$3,687	$6,570

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

The average beginning of the month prices for the year ended December 31, 2009 used in such estimates were $58.28 per barrel of oil and $3.93 per Mcf of gas.

(15)   Subsequent Events

On March 12, 2010, the Company’s unsecured notes payable to certain current and former shareholders became due and payable in the principal amount of $2,172,000 (see Note 7).  At that time, the Company reached an agreement with noteholders in the principal amount of $1,407,000 to accept a payment of 80% of the principal balance in full satisfaction of their unsecured notes payable.  Accordingly, the Company fully extinguished the debt to these noteholders in March 2010 with principal payments totaling $1,125,000 and will recognize a gain on debt extinguishment in the first quarter of 2010 equal to the forgiven principal of $282,000, as well as related accrued interest.  The other noteholder in the principal amount of $765,000 is a company owned by our Chairman and Chief Executive Officer and the Company reached an agreement with that company to accept a net principal payment of $265,000 in March 2010, in exchange for agreeing to defer the maturity of the remaining balance of its unsecured notes payable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUM HOLDINGS, INC.

By:	/s/Larry M. Wright
Larry M. Wright
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on April 15, 2010.

Signature	Title

/s/Larry M. Wright	Chairman and Chief Executive Officer
Larry M. Wright	(Principal Executive Officer)

/s/D. Hughes Watler, Jr.	Chief Financial Officer
D. Hughes Watler, Jr.	(Principal Financial and Accounting Officer)