Form 10-Q
period 2010-03-31
STRATUM HOLDINGS, INC.
filed 2010-05-17
CIK 1277998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010
Commission File No. 000-51229

STRATUM HOLDINGS, INC.
 (Exact Name of Registrant as specified in its charter)

Nevada	51-0482104
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Three Riverway, Suite 1590 Houston, Texas	77056
(Address of principal executive offices)	(zip code)

(713) 479-7050
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: [ ] No: [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []	Non-accelerated filer []	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The number of shares outstanding of Common Stock, par value $.01 per share, as of May 17, 2010 was 2,655,738 shares.

STRATUM HOLDINGS, INC.
FORM 10-Q
MARCH 31, 2010

STRATUM HOLDINGS, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$191,641	$142,703
Restricted cash	-	1,613,637
Accounts receivable	4,836,458	2,948,159
Prepaid expenses and other	146,788	132,325
Total current assets	5,174,887	4,836,824

Property and equipment:
Oil and gas properties, evaluated (full cost method)	14,505,792	14,425,950
Other property and equipment	174,676	144,625
	14,680,468	14,570,575
Less: Accumulated depreciation, depletion & amortization	(8,235,462)	(8,017,822)
Net property and equipment	6,445,006	6,552,753

Other assets:
Goodwill (less impairment allowance of $3,400,000)	1,536,313	1,536,313
Other assets	102,678	76,021
Total other assets	1,638,991	1,612,334

Total assets	$13,258,884	$13,001,911

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt - stockholders	$744,335	$1,682,317
Current portion of long-term debt - others	5,404,572	5,226,861
Accounts payable	3,534,802	2,436,846
Accrued liabilities	1,299,578	1,518,698
Fair value of oil and gas derivatives	67,400	88,990
Total current liabilities	11,050,687	10,953,712

Long-term debt, net of current portion	320,000	408,179
Deferred income taxes	1,594,300	1,513,847
Asset retirement obligations	311,981	305,370
Total liabilities	13,276,968	13,181,108

Stockholders’ equity (deficit):
Preferred stock, $.01 par value per share, 1,000,000 shares authorized,
None issued	-	-
Common stock, $.01 par value per share, 5,000,000 shares authorized,
2,655,738 shares issued and outstanding	26,557	26,557
Additional paid in capital	12,894,489	12,808,867
Accumulated deficit	(12,701,709)	(12,783,790)
Accumulated foreign currency translation adjustment	(237,421)	(230,831)
Total stockholders’ equity (deficit)	(18,084)	(179,197)

Total liabilities and stockholders’ equity (deficit)	$13,258,884	$13,001,911

See accompanying notes to consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Energy services	$5,747,471	$5,593,914
Oil and gas sales	594,430	548,931
Other	11,187	42,610
	6,353,088	6,185,455
Expenses:
Energy services	5,234,996	5,087,417
Lease operating expense	477,358	549,344
Depreciation, depletion & amortization	168,337	121,809
Impairment of acquisition goodwill	-	1,900,000
Workover expense	200,495	39,598
Selling, general and administrative	417,660	562,045
	6,498,846	8,260,213

Operating income (loss)	(145,758)	(2,074,758)

Other income (expense):
Interest expense	(190,418)	(178,463)
Gain on debt extinguishment	438,967	-
Gain on oil and gas derivatives	21,590	-

Income (loss) from continuing operations before income taxes	124,381	(2,253,221)
Benefit (provision) for income taxes	(42,300)	120,100
Net income (loss) from continuing operations	82,081	(2,133,121)
Discontinued operations, net of tax	-	(25,419)
Net income (loss)	$82,081	$(2,158,540)

Net income (loss) per share, basic and diluted
Net income (loss) from continuing operations	$0.03	$(0.80)
Discontinued operations	-	(0.01)
Net income (loss)	$0.03	$(0.81)

Weighted average shares outstanding, basic and diluted	2,655,738	2,655,738

See accompanying notes to consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2010	2009
Cash flows provided by (used in) operating activities:
Net income (loss) from continuing operations	$82,081	$(2,133,121)
Adjustments to reconcile net income (loss) from continuing
operations to cash provided by (used in) operations:
Depreciation, depletion & amortization	168,337	121,809
Impairment expense	-	1,900,000
Provision (benefit) for income taxes	42,300	(120,100)
Stock based compensation	11,525	9,441
Gain on debt extinguishment	(438,967)	-
Unrealized gain on oil and gas derivatives	(21,590)	-
Changes in current assets and liabilities	(754,172)	(424,864)
Other changes, net	22,667	(2,528)
Net cash flows from continuing operations	(887,819)	(649,363)
Net cash flows from discontinued operations	-	(25,419)
Total cash flows from operating activities	(887,819)	(674,782)

Cash flows provided by (used in) investing activities:
Decrease in restricted cash from sale of subsidiary	1,613,637	524,954
Purchase of property and equipment	(109,893)	(967)
Net cash flows from investing activities	1,503,744	523,987

Cash flows provided by (used in) financing activities:
Proceeds from long term debt	877,711	257,745
Payments of long term debt	(953,844)	(85,163)
Net (payments) proceeds of stockholder advances	(490,854)	(35,000)
Net cash flows from financing activities	(566,987)	137,582

Net increase in cash and cash equivalents	48,938	(13,213)
Cash and equivalents at beginning of period	142,703	203,200

Cash and equivalents at end of period	$191,641	$189,987

Supplemental cash flow data:
Cash paid for interest	$97,830	$118,130
Cash paid for income taxes	-	251,875

Supplemental financing activity:
Gain on debt extinguishment - related party	$74,097	$-

See accompanying notes to consolidated financial statements.

STRATUM HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)        Basis of Presentation

Interim Financial Information – The accompanying consolidated financial statements have been prepared by the Company without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of March 31, 2010, the results of its operations for the three month periods ended March 31, 2010 and 2009, and cash flows for the three month periods ended March 31, 2010 and 2009.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

Reverse Stock Split – On December 17, 2009, the Company completed a Board of Directors approved 1-for-10 reverse stock split.  Accordingly, all Common Stock share and per share amounts in the consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

Recently Issued Accounting Pronouncements – In April 2010, the FASB issued ASU 2010-14, “Accounting for Extractive Activities – Oil and Gas.”  This update amends ASC 932-10-S99-1 to conform to the SEC’s recently issued final rules regarding amendments to current oil and gas reporting requirements.  The Company’s adoption of ASU 2010-14 has had no impact on its financial position, results of operations or cash flows.

(2)        Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported substantial losses from continuing operations in the last two years and has a net working capital deficit in the amount of $5,875,800 (including maturing bank borrowings described in Note 5) and a net stockholders’ deficit of $18,084 at March 31, 2010.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

(3)        Impairment Adjustment

As of March 31, 2009, the Company recognized a non-cash impairment adjustment in the carrying value of the goodwill assigned to its Canadian Energy Services subsidiary, Decca Consulting, Ltd. (“Decca”), in the amount of $1,900,000.  This impairment adjustment was based on then current projections of Decca’s discounted future net cash flows and, based on the latest such projections, no further impairment has been recorded since that date.  The Company did not recognize a tax benefit for this impairment adjustment in the three months ended March 31, 2009 because no temporary difference was recognized when the goodwill was initially established upon the acquisition of Decca in March 2007.  There is no impairment for the three months ended March 31, 2010.

(4)        Discontinued Operations

In March 2008, the Company sold the capital stock of its domestic Energy Services subsidiary, Petroleum Engineers, Inc. (“PEI”), to Hamilton Engineering, Inc. for a total sales price of $15.0 million.  The Company applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of PEI under a revolving bank credit agreement in the amount of $3.2 million and unsecured seller debt and other liabilities in the amount of $4.5 million.  The Company recognized a pre-tax gain from the sale of PEI in the first quarter of 2008 in the amount of $1,358,000, however, this amount was subsequently reduced in the first quarter of 2009 due to payment of an indemnified loss on accounts receivable in the amount of $39,000.  This payment was recorded as a, net of tax, loss on discontinued operations of $25,000 at March 31, 2009.

The Company indemnified Hamilton with respect to certain other pre-sale contingencies of PEI for a two year period.  In order to secure such indemnities, Hamilton withheld sales proceeds in a two-year escrow account in the amount of $1.6 million and a one-year tax reserve account in the amount of $1.5 million.  The two-year indemnity period expired on March 12, 2010 with no indemnified losses being paid from the escrow account.  Accordingly, the Company received the full amount of the escrow account at that time in the amount of $1,614,000, including accrued interest, and applied most of the proceeds to pay unsecured notes payable to certain related and unrelated parties (see Note 5).  The escrow account, along with accrued interest thereon, was reflected as restricted cash on the consolidated Balance Sheet as of December 31, 2009.

(5)        Long Term Debt

As of March 31, 2010 and December 31, 2009, the Company had the following long-term debt obligations:

	March 31,	December 31,
	2010	2009
$25,000,000 line of credit with a bank, maturing on January 1, 2011, interest at 1.0% above prime payable monthly, secured by first lien on CYMRI, LLC’s oil and gas properties, with a declining borrowing base of $3,076,000 as of March 31, 2010	$3,001,000	$3,001,000

Notes payable to individuals and entities, incurred in acquisition of CYMRI, bearing interest at 10%, with principal and accrued interest due at extended maturity in March 2010, unsecured	-	1,125,000

$4,000,000 (Cdn) revolving line of credit with a bank, interest at 4.5% above Canadian prime payable monthly through maturity in May 2010, secured by accounts receivable of Canadian petroleum services business	2,256,464	1,389,667

Notes payable to 2 individuals, incurred in acquisition of Decca Consulting, Ltd., bearing interest at 9%, payable in monthly installments of $30,099 (Cdn) from April 1, 2007 through March 31, 2012, unsecured	564,335	618,179

Advances from stockholders, bearing interest at 10%, with principal and accrued interest due in March 2010, unsecured	500,000	1,047,317

Other short term notes for liability insurance and accrued payables, interest rates at 7% to 9%	147,108	136,194

	6,468,907	7,317,357
Current portion of long term debt - stockholders	(744,335)	(1,682,317)
Current portion of long term debt - others	(5,404,572)	(5,226,861)

	$320,000	$408,179

Borrowings under the bank credit agreement secured by the oil and gas properties owned by CYMRI, LLC (“CYMRI”), a subsidiary in the Exploration & Production segment, are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  The bank credit agreement requires maintenance of certain financial covenants regarding working capital, interest coverage level, total debt level, and the level of administrative expenses.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of March 31, 2010, the borrowing base stood at $3,076,000, with the next monthly reductions, if any, scheduled to begin in June 2010.

As of March 31, 2010, CYMRI was in violation of certain financial covenants under the credit agreement.  Due to the covenant violations, we have reported the full amount of this debt in our current liabilities at March 31, 2010.

The Company has a second bank credit agreement, which is secured by accounts receivable of its Canadian Energy Services subsidiary, Decca.  The credit agreement provides for a revolving borrowing base of 85% of qualifying accounts receivable up to $4,000,000 (Cdn), with an interest rate of 4.5% above Canadian prime (2.25% as of March 31, 2010).  The credit agreement expires on May 23, 2010, and the Company is seeking a commitment from another financial institution for a new credit facility to replace Decca’s expiring credit agreement.

On March 12, 2010, the Company’s unsecured notes payable to certain related and unrelated parties became due and payable in the principal amount of $2,172,000.  At that time, the Company reached an agreement with noteholders in the principal amount of $1,407,000 to accept a payment of 80% of the principal balance in full satisfaction of their unsecured notes payable.  Accordingly, the Company fully extinguished the debt to these noteholders in March 2010 with principal payments totaling $1,125,000 resulting in a preliminary gain of $551,000 on the forgiven principal and accrued interest.  Of the preliminary gain, $112,000 was attributable to debt of a current shareholder, therefore, the Company credited the after-tax amount of $74,000 to Additional paid in capital and recognized a pre-tax gain on the remaining portion attributable to unrelated parties in the amount of $439,000.

Another noteholder with a principal amount of $765,000 is a company owned by our Chairman and Chief Executive Officer and the Company also reached an agreement with that company in March 2010 to make a net principal payment of $265,000, in exchange for deferring the maturity of the remaining balance of its unsecured notes payable to a date to be mutually determined.  The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

(6)        Commodity Derivatives

In May 2009, the Company entered into a commodity derivative contract with a major energy company covering a portion of CYMRI’s projected oil production.  This contract consisted of a “put” option covering 2,000 barrels of oil per month for 16 months.  In November 2009, the Company sold this contract back to the counterparty and entered into a new commodity derivative contract with the same counterparty.  The new contract consists of a “costless collar,” with a floor price of $65 per barrel and a ceiling price of $90 per barrel, covering 2,000 barrels of oil per month for the calendar year 2010.

As of March 31, 2010, the Company applied “mark to market” accounting to the open derivative contract in accordance with ASC 815-20, “Accounting for Derivative Instruments and Hedging Activities”.  The Company is accounting for this commodity derivative contract as a non-hedging transaction, as defined in ASC 815-20.  Accordingly, changes in the fair value of the commodity derivative contract are reflected in current earnings in the period of the change.  In the three months ended March 31, 2010, the Company reported an unrealized gain in the amount of $22,000.

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

There were no dilutive common stock equivalents reflected in the determination of net income per share in the three months ended March 31, 2010 as there were no outstanding in-the-money employee stock options in that period (see Note 8).   Because of the net loss for the three months ended March 31, 2009, the basic and diluted average outstanding shares are considered the same, since including the shares would have an antidilutive effect on the net loss per share calculation.

(8)        Stock-Based Compensation

The Company has a stock-based compensation plan which was approved by the stockholders in October 2005 and amended in October 2006.  Under the plan, a maximum of 240,000 shares may be awarded to directors and employees in the form of stock options, restricted stock or stock appreciation rights.  The exercise price, terms and other conditions applicable to each stock option grant are generally determined by the Board of Directors.  The exercise price of stock options is set on the grant date and may not be less than the fair market value of the Company’s Common Stock on that date.

Option activity with directors and employees since January 1, 2009 were as follows (including options granted to directors outside of the plan):

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value

Outstanding at January 1, 2009	47,500	$7.60
Option activity	-	-
Outstanding at December 31, 2009	47,500	7.60
Options forfeited	(10,000)	(1.50)
Outstanding at March 31, 2010	37,500	$9.18	1.0	$-

Exercisable at March 31, 2010	37,500	$9.18	1.0	$-

Stock-based compensation expense related to these options in the amounts of $11,525 and $9,441 have been recognized as a current period expense in the accompanying Consolidated Financial Statements for the three month periods ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, there is no unrecognized compensation cost remaining to be recognized in future periods.  The estimated fair value of the options granted to employees under the plan was calculated using a Black Scholes option pricing model. The following schedule reflects the assumptions included in this model as it relates to the valuation of such options: (a) Expected volatility – 95%; (b) Expected risk free interest rate – 6%; (c) Expected dividend yield – zero; (d) Expected option term – 3 to 4 years, calculated pursuant to the terms of ASC 718-10 as the option grants qualify as “plain vanilla” under that pronouncement; and (e) Forfeitures – 0%, subject to adjustment for actual experience.  Vesting terms of the options are generally three years.  The aggregate intrinsic value of employee options granted as of March 31, 2010 was zero as there were no in-the-money options at that date.

(9)        Stockholder Advances

The Company repaid certain advances from current and former stockholders in the amount of $491,000 in the three months ended March 31, 2010 (see Note 5) compared to $35,000 in the three months ended March 31, 2009.  Such advances, excluding amounts advanced to finance the cash portion of the CYMRI purchase price (see Note 5), are reflected as unsecured long term debt obligations and accrue interest at a rate of 10% per annum.

(10)      Contingencies

From time to time the Company may become involved in litigation in the ordinary course of business. At the present time, other than the Company’s disclosures below, the Company’s management is not aware of any such litigation that could have a material adverse effect on its results of operations, cash flows or financial condition.

Triumph Energy, Inc., a subsidiary in the Exploration & Production segment, and PEI (see Note 4) are joint defendants in several lawsuits involving professional liability and other matters arising in the normal course of business in the State of Louisiana.  It is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations of any of the these actions against Triumph.  The Company believes that Triumph has meritorious defenses in each case and is vigorously defending these matters.

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

The Company, as a lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of March 31, 2010, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(11)      Segment Information

With the sale of PEI in March 2008 (see Note 4), the Company’s remaining operations are in the Canadian Energy Services and domestic Exploration & Production segments.  The table below reflects the allocation of certain amounts in the consolidated Income Statement, other than interest expense and income taxes (which the Company does not believe are feasible to allocate), and the consolidated Balance Sheet as of and for the three months ended March 31, 2010 (in 000’s):

	Energy	Exploration &
	Services	Production
	(Canada)	(U. S.)	Total
Income Statement Data:
Operating revenues	$5,748	$594	$6,342
Other revenues	10	1	11
Total revenues	5,758	595	6,353
Depreciation, depletion & amortization	-	(168)	(168)
Other allocable operating expenses	(5,235)	(678)	(5,913)
Gross profit (loss)	523	(251)	272
General & administrative			(418)
Operating loss			(146)
Interest expense			(190)
Gain on debt extinguishment			439
Unrealized gain on oil and gas derivatives			21
Net income from continuing operations before taxes			$124

Balance Sheet Data:
Subsidiary assets	$4,404	$7,201	$11,605
Goodwill	1,536	-	1,536
Segment assets	5,940	7,201	13,141
Corporate assets			118
Consolidated assets			$13,259

The table below reflects the allocation of certain Income Statement data between these two reportable segments for the three months ended March 31, 2009 (in 000’s):

Income Statement Data:
Operating revenues	$5,594	$549	$6,143
Other revenues	33	9	42
Total revenues	5,627	558	6,185
Depreciation, depletion & amortization	-	(122)	(122)
Impairment expense	(1,900)	-	(1,900)
Other allocable operating expenses	(5,087)	(589)	(5,676)
Gross profit	(1,360)	(153)	(1,513)
General & administrative			(562)
Operating loss			(2,075)
Interest expense			(178)
Net loss from continuing operations before taxes			$(2,253)

There is no presentation of Balance Sheet data allocated between these two reportable segments as of March 31, 2009 inasmuch as the consolidated Balance Sheet as of that date is not included in this report.

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

Overview

Stratum Holdings, Inc. (“we” or the “Company”) is a holding company whose operations are primarily focused on the domestic Exploration & Production business with a secondary focus on the Canadian Energy Services business.  In the domestic Exploration & Production business, our wholly-owned subsidiaries, CYMRI, L.L.C. and Triumph Energy, Inc., own working interests in approximately 60 producing oil and gas wells in Texas and Louisiana, with net production of approximately 1,000 MCF equivalent per day.  Our operations in the Canadian Energy Services business are conducted through our wholly-owned subsidiary, Decca Consulting, Ltd., which provides on-site drilling and completion consulting services to oil and gas operators, primarily in Canada.

We sold the capital stock of our former domestic Energy Services subsidiary, Petroleum Engineers, Inc. (“PEI”), to Hamilton Engineering, Inc. (“Hamilton”) in March 2008.  As a result of the PEI sale, we exited from the domestic portion of our Energy Services segment leaving us with the Canadian portion of our Energy Services segment as well as our operations in the domestic Exploration & Production segment.  We operate these two continuing business on an essentially autonomous basis.

Due to the extreme volatility in worldwide energy prices as well as the increasingly tightened conditions in credit markets, we have faced significant financial and operational challenges over the past two years.  We anticipate the impact of these macroeconomic factors to influence our operations for the foreseeable future.

Results of Operations

The following discussion reflects the revenues and expenses of our retained Canadian Energy Services and our domestic Exploration & Production segments as continuing operations while the revenues and expenses of our exited domestic Energy Services segment is reported as discontinued operations.

Three months ended March 31, 2010 versus three months ended March 31, 2009 — Total revenues from continuing operations for the three months ended March 31, 2010 were $6,353,000 compared to $6,185,000 for the three months ended March 31, 2009.

Revenues from Decca’s Energy Services for the three months ended March 31, 2010 were $5,747,000 compared to $5,594,000 for the three months ended March 31, 2009.  This increase reflected a slightly higher level of work for Decca’s U.S. customers while revenues from Canadian customers were essentially flat as the Canadian drilling rig count was largely static between the two periods.  Decca’s billings for Energy Services in the first quarter of 2010 were approximately 4,790 man days at an average billing rate of approximately $1,200 per day.

Revenues from CYMRI’s oil and gas sales for the three months ended March 31, 2010 were $594,000 compared to $549,000 for the three months ended March 31, 2009.   In the three months ended March 31, 2010, revenues from oil production were $493,000, reflecting volumes of 6,533 barrels at an average price of $75.47 per barrel, while gas revenues were $101,000, reflecting volumes of 14,209 Mcf at an average price of $7.14 per Mcf.  In the three months ended March 31, 2009, revenues from oil production were $394,000, reflecting volumes of 10,766 barrels at an average price of $36.62 per barrel, while gas revenues were $155,000, reflecting volumes of 28,587 Mcf at an average price of $5.41 per Mcf.

Costs of Decca’s Energy Services for the three months ended March 31, 2010 were $5,235,000 versus $5,087,000 for the three months ended March 31, 2009.  This increase in costs of Energy Services was in line with the previously noted increase in Decca’s Energy Services revenues.  Despite continuing competitive pressures, Decca was able to maintain the gross margin on its consulting services at approximately 9% of gross revenues in both the three months ended March 31, 2010 and the three months ended March 31, 2009.

Lease operating expenses (“LOE”), including production taxes, were $477,000 for the three months ended March 31, 2010 versus $549,000 for the three months ended March 31, 2009, representing LOE of CYMRI’s oil and gas production operations.  This decrease was due to a change in the relative timing of certain lease operating expenses between the two quarterly periods.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended March 31, 2010 was $168,000 versus $122,000 for the three months ended March 31, 2009, representing DD&A of CYMRI’s oil and gas properties.  This increase was due to higher depletion rates, which was partially offset by lower production volumes.

Impairment expense applicable to the goodwill assigned in the Decca acquisition was zero for the three months ended March 31, 2010 compared to $1,900,000 for the three months ended March 31, 2009.  We recognized a non-cash impairment adjustment to the carrying value of the Decca goodwill as of March 31, 2009 in the amount of $1,900,000, based on then current projections of Decca’s discounted future net cash flows (see Note 3).

Workover expenses for the three months ended March 31, 2010 were $200,000 versus $40,000 for the three months ended March 31, 2009, representing workovers on CYMRI’s South Texas oil and gas properties.  This increase was largely due to non-recurring workover operations in the Burnell and Kibbe Fields in the first quarter of 2010.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2010 were $418,000 compared to $562,000 for the three months ended March 31, 2009.  This decrease reflected a continuing reduction in the level of corporate overhead expenses following completion of the PEI sale in March 2008.

Interest expense for the three months ended March 31, 2010 was $190,000 versus $178,000 for the three months ended March 31, 2009.  This increase was due to a slightly higher level of average borrowings in the most recent quarterly period.

Gain on debt extinguishment for the three months ended March 31, 2010 was $439,000 compared to zero for the three months ended March 31, 2009.  This increase was due to the forgiveness of a portion of the principal and all of the accrued interest on unsecured notes payable to certain unrelated parties in March 2010 (see Note 5).

Unrealized gain on oil and gas derivatives for the three months ended March 31, 2010 was $22,000 versus zero for the three months ended March 31, 2009.  This increase was due to the change in fair value of a “costless collar” option covering 2,000 barrels of oil per month for calendar year 2010, which was acquired in November 2009 (see Note 6).

Income taxes attributable to continuing operations were a provision of $42,000 for the three months ended March 31, 2010 compared to a benefit of $120,000 for the three months ended March 31, 2009.  This relative change reflects a provision rate of 34% in the current quarter on pre-tax net income from continuing operations in the amount of $124,000.

Income from discontinued operations, net of income taxes, was zero for the three months ended March 31, 2010 compared to a net loss of $25,000 for the three months ended March 31, 2009.  As further described in Note 4, we sold the capital stock of our domestic Energy Services subsidiary, PEI, to Hamilton in March 2008.  The 2008 sales gain was subsequently reduced in March 2009 due to payment of an indemnified loss in the amount of $39,000 resulting in an after-tax net loss of $25,000 for the three months ended March 31, 2009.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities from continuing operations for the three months ended March 31, 2010 was $888,000 compared to $649,000 for the three months ended March 31, 2009.  This increased use of financial resources largely resulted from a higher level of cash applied to the reduction of current liabilities.  Net cash used in operating activities from discontinued operations was zero for the three months ended March 31, 2010 compared to $25,000 for the three months ended March 31, 2009.

Investing activities.  Net cash provided by investing activities for the three months ended March 31, 2010 was $1,504,000 compared to $524,000 for the three months ended March 31, 2009.  This fluctuation was primarily due to the expiration of a two year escrow account in the first quarter of 2010 enabling the Company to convert approximately $1.6 million of restricted cash arising from the March 2008 sale of PEI to unrestricted cash in the three months ended March 31, 2010 (see Note 4).

Financing activities. Net cash used in financing activities for the three months ended March 31, 2010 was $567,000 compared to net cash provided by financing activities of $138,000 in the three months ended March 31, 2009.  This relative decrease in financing cash flows was primarily due to the payment of unsecured notes payable to certain related and unrelated parties in March 2010 (see Note 5).

Following the sale of PEI in March 2008, we have remaining long term debt obligations to banks and other lenders (see Note 5).  A substantial portion of our long term debt is in the form of a bank credit facility secured by CYMRI’s producing oil and gas properties.  Borrowings under the bank credit agreement amounted to $3,001,000 as of March 31, 2010 and are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of March 31, 2010, the borrowing base stood at $3,076,000, with the next monthly reductions, if any, scheduled to begin in June 2010.

As of March 31, 2010, CYMRI was in violation of certain financial covenants under the credit agreement, however, the Company expects to request a waiver from the bank in the second quarter of 2010.

We also have a second bank credit agreement, which is secured by accounts receivable of our Canadian Energy Services subsidiary, with outstanding borrowings of $2,256,000 as of March 31, 2010 (see Note 5).  This credit agreement currently provides for a revolving borrowing base of 85% of qualifying accounts receivable up to $4,000,000 (Cdn), with an interest rate of 4.5% above Canadian prime. The credit agreement expires on May 23, 2010, and the Company is seeking a commitment from another financial institution for a new credit facility to replace the expiring credit agreement.

With the completion of our sale of PEI in March 2008, our primary ongoing capital expenditures are in the Exploration & Production segment, which can be highly capital intensive.  In this business, expenditures for CYMRI’s drilling and equipping of oil and gas wells are typically required to maintain or increase existing production levels and production often declines in a relatively short period of time if maintenance capital is not invested timely.  We normally attempt to finance CYMRI’s capital expenditure requirements through a combination of cash flow from operations and secured bank borrowings and we expect that these sources will be sufficient to meet our capital expenditures in 2010.  We presently have relatively low capital expenditure requirements relating to CYMRI’s oil and gas properties as evidenced by a total of only $110,000 being spent in the first quarter of 2010.  While we expect additional amounts of capital expenditures in the remainder of 2010, we do not expect such amounts to be significant and we believe that such amounts, as well as any short term operating losses, can be financed under our existing bank credit agreement through a combination of a borrowing base increase and/or reduced monthly principal payments.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  See our Annual Report on Form 10-K for the year ended December 31, 2009 for a further description of our critical accounting policies and estimates.

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

Notwithstanding this material weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended March 31, 2010.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

May 17, 2010