Form 10-Q
period 2010-06-30
STRATUM HOLDINGS, INC.
filed 2010-08-11
CIK 1277998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer          Accelerated filer            Non-accelerated filer             Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The number of shares outstanding of Common Stock, par value $.01 per share, as of August 10, 2010 was 2,655,738 shares.

STRATUM HOLDINGS, INC.
FORM 10-Q
JUNE 30, 2010

STRATUM HOLDINGS, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$235,815	$142,703
Restricted cash	-	1,613,637
Accounts receivable	3,110,409	2,948,159
Prepaid expenses and other	111,503	132,325
Total current assets	3,457,727	4,836,824

Property and equipment:
Oil and gas properties, evaluated (full cost method)	14,568,863	14,425,950
Other property and equipment	174,676	144,625
	14,743,539	14,570,575
Less: Accumulated depreciation, depletion & amortization	(8,532,533)	(8,017,822)
Net property and equipment	6,211,006	6,552,753

Other assets:
Goodwill (less impairment allowance of $3,400,000)	1,536,313	1,536,313
Other assets	102,678	76,021
Total other assets	1,638,991	1,612,334

Total assets	$11,307,724	$13,001,911

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt - stockholders	$854,214	$1,682,317
Current portion of long-term debt - others	4,294,610	5,226,861
Accounts payable	2,713,510	2,436,846
Accrued liabilities	1,320,657	1,518,698
Fair value of oil and gas derivatives	6,490	88,990
Total current liabilities	9,189,481	10,953,712

Long-term debt, net of current portion	203,762	408,179
Deferred income taxes	1,575,300	1,513,847
Asset retirement obligations	319,001	305,370
Total liabilities	11,287,544	13,181,108

Stockholders’ equity (deficit):
Preferred stock, $.01 par value per share, 1,000,000 shares authorized,
none issued	-	-
Common stock, $.01 par value per share, 5,000,000 shares authorized,
2,655,738 shares issued and outstanding	26,557	26,557
Additional paid in capital	12,894,489	12,808,867
Accumulated deficit	(12,738,583)	(12,783,790)
Accumulated foreign currency translation adjustment	(162,283)	(230,831)
Total stockholders’ equity (deficit)	20,180	(179,197)

Total liabilities and stockholders’ equity (deficit)	$11,307,724	$13,001,911

 See accompanying notes to consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2010	2009
Revenues:
Energy services	$4,245,388	$2,220,823
Oil and gas sales	778,045	583,912
Other	30,673	7,955
	5,054,106	2,812,690
Expenses:
Energy services	3,892,728	2,050,827
Lease operating expense	353,385	390,878
Depreciation, depletion & amortization	241,564	100,926
Workover expense	16,674	152,546
Selling, general and administrative	476,346	418,057
	4,980,697	3,113,234

Operating income (loss)	73,409	(300,544)

Other income (expense):
Interest expense	(190,193)	(209,798)
Gain (loss) on oil and gas derivatives	60,910	(97,388)

Loss from continuing operations before income taxes	(55,874)	(607,730)
Benefit for income taxes	19,000	103,100
Net loss	$(36,874)	$(504,630)

Net loss per share, basic and diluted	$(0.01)	$(0.19)

Weighted average shares outstanding, basic and diluted	2,655,738	2,655,738

 See accompanying notes to consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Revenues:
Energy services	$9,992,859	$7,814,737
Oil and gas sales	1,372,475	1,132,843
Other	41,860	50,565
	11,407,194	8,998,145
Expenses:
Energy services	9,127,724	7,138,244
Lease operating expense	830,743	940,222
Depreciation, depletion & amortization	409,901	222,735
Impairment of acquisition goodwill	-	1,900,000
Workover expense	217,169	192,144
Selling, general and administrative	894,006	980,102
	11,479,543	11,373,447

Operating loss	(72,349)	(2,375,302)

Other income (expense):
Interest expense	(380,611)	(388,261)
Gain on debt extinguishment	438,967	-
Gain (loss) on oil and gas derivatives	82,500	(97,388)

Income (loss) from continuing operations before income taxes	68,507	(2,860,951)
Benefit (provision) for income taxes	(23,300)	223,200
Net income (loss) from continuing operations	45,207	(2,637,751)
Discontinued operations, net of tax	-	(25,419)
Net income (loss)	$45,207	$(2,663,170)

Net income (loss) per share, basic and diluted
Net income (loss) from continuing operations	$0.02	$(0.99)
Discontinued operations	-	(0.01)
Net income (loss)	$0.02	$(1.00)

Weighted average shares outstanding, basic and diluted	2,655,738	2,655,738

 See accompanying notes to consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows provided by (used in) operating activities:
Net income (loss) from continuing operations	$45,207	$(2,637,751)
Adjustments to reconcile net income (loss) from continuing
operations to cash provided by (used in) operations:
Depreciation, depletion & amortization	409,901	222,735
Impairment expense	-	1,900,000
Provision (benefit) for income taxes	23,300	(223,200)
Stock based compensation	11,525	25,208
Gain on debt extinguishment	(438,967)	-
Unrealized gain on oil and gas derivatives	(82,500)	97,388
Changes in current assets and liabilities	275,497	103,657
Other changes, net	91,784	(184,996)
Net cash flows from continuing operations	335,747	(696,959)
Net cash flows from discontinued operations	-	(25,419)
Total cash flows from operating activities	335,747	(722,378)

Cash flows provided by (used in) investing activities:
Decrease in restricted cash from sale of subsidiary	1,613,637	1,490,872
Purchase of property and equipment	(172,964)	(122,597)
Net cash flows from investing activities	1,440,673	1,368,275

Cash flows provided by (used in) financing activities:
Proceeds from long term debt	-	525,000
Payments of long term debt	(1,222,454)	(958,541)
Net (payments) proceeds of stockholder advances	(460,854)	(260,000)
Net cash flows from financing activities	(1,683,308)	(693,541)

Net increase (decrease) in cash and cash equivalents	93,112	(47,644)
Cash and equivalents at beginning of period	142,703	203,200

Cash and equivalents at end of period	$235,815	$155,556

Supplemental cash flow data:
Cash paid for interest	$208,915	$265,049
Cash paid for income taxes	-	251,875

Supplemental financing activity:
Gain on debt extinguishment - related party	$74,097	$-

 See accompanying notes to consolidated financial statements.

STRATUM HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Basis of Presentation

Interim Financial Information – The accompanying consolidated financial statements have been prepared by the Company without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of June 30, 2010, the results of its operations for the three month and six month periods ended June 30, 2010 and 2009, and cash flows for the six month periods ended June 30, 2010 and 2009.  Certain prior year amounts have been reclassified to conform with the current year presentation.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

Reverse Stock Split – On December 17, 2009, the Company completed a Board of Directors approved 1-for-10 reverse stock split.  Accordingly, all Common Stock share and per share amounts in the consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

Changes in Accounting Principles – Effective January 1, 2010, the Company adopted revised oil and gas reserve estimation standards. These standards allow the use of reliable technology in determining estimates of proved reserve quantities and require the use of a 12-month average price to estimate proved reserves. Adoption did not have a material impact on depreciation, depletion and amortization expense.

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

(2)    Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported substantial losses from continuing operations in the last two years and has a net working capital deficit in the amount of $5,731,754 (including bank borrowings described in Note 6).  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

(3)    Impairment Adjustment

As of March 31, 2009, the Company recognized a non-cash impairment adjustment in the carrying value of the goodwill assigned to its Canadian Energy Services subsidiary, Decca Consulting, Ltd. (“Decca”), in the amount of $1,900,000.

This impairment adjustment was based on then current projections of Decca’s discounted future net cash flows and, based on the latest such projections, no further impairment has been recorded since that date through June 30, 2010.  The Company did not recognize a tax benefit for this impairment adjustment in the six months ended June 30, 2009 because no temporary difference was recognized when the goodwill was initially established upon the acquisition of Decca in March 2007.

(4)    Discontinued Operations

In March 2008, the Company sold the capital stock of its domestic Energy Services subsidiary, Petroleum Engineers, Inc. (“PEI”), to Hamilton Engineering, Inc. for a total sales price of $15.0 million.  The Company applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of PEI under a revolving bank credit agreement in the amount of $3.2 million and unsecured seller debt and other liabilities in the amount of $4.5 million.  The Company recognized a pre-tax gain from the sale of PEI in the first quarter of 2008 in the amount of $1,358,000, however, this amount was subsequently reduced in the first quarter of 2009 due to payment of an indemnified loss on accounts receivable in the amount of $39,000.  This payment was recorded as a, net of tax, loss on discontinued operations of $25,000 in the six months ended June 30, 2009.

The Company indemnified Hamilton with respect to certain other pre-sale contingencies of PEI for a two year period.  In order to secure such indemnities, Hamilton withheld sales proceeds in a two-year escrow account in the amount of $1.6 million and a one-year tax reserve account in the amount of $1.5 million.  The two-year indemnity period expired on March 12, 2010 with no indemnified losses being paid from the escrow account.  Accordingly, the Company received the full amount of the escrow account at that time in the amount of $1,614,000, including accrued interest, and applied most of the proceeds to pay unsecured notes payable to certain related and unrelated parties (see Note 6).  The escrow account, along with accrued interest thereon, was reflected as restricted cash on the consolidated Balance Sheet as of December 31, 2009.

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

The Company applies “mark to market” accounting to open derivative contract in accordance with ASC 815-20, “Accounting for Derivative Instruments and Hedging Activities”.  The Company accounts for commodity derivative contracts as non-hedging transactions, as defined in ASC 815-20.  Accordingly, changes in the fair value of such derivative contracts are reflected in current earnings in the period of the change.  In the six months ended June 30, 2010 and 2009, the Company reported an unrealized derivative gain of $82,500 and an unrealized derivative loss of $97,388, respectively.

(6)    Long Term Debt

As of June 30, 2010 and December 31, 2009, the Company had the following long-term debt obligations:
	June 30,	December 31,
	2010	2009
$25,000,000 line of credit with a bank, maturing on January 1, 2011, interest at 1.0% above prime payable monthly, secured by first lien on CYMRI, LLC’s oil and gas properties, with a declining borrowing base of $3,076,000 as of June 30, 2010	$3,001,000	$3,001,000

Notes payable to individuals and entities, incurred in acquisition of CYMRI, bearing interest at 10%, with principal and accrued interest due at extended maturity in March 2010, unsecured	-	1,125,000

$2,500,000 (Cdn) revolving line of credit with a bank, interest at 6.5% above Canadian prime payable monthly through extended maturity in September 2010, secured by accounts receivable of Canadian energy services business	1,200,907	1,389,667

Notes payable to 2 individuals, incurred in acquisition of Decca Consulting, Ltd., bearing interest at 9%, payable in monthly installments of $30,099 (Cdn) from April 1, 2007 through March 31, 2012, unsecured	527,976	618,179

Advances from stockholders, bearing interest at 10%, with principal and accrued interest due in March 2010, unsecured ($530,000 extended as of June 30, 2010 - see discussion below)	530,000	1,047,317

Other short term notes for liability insurance and accrued payables, interest rates at 7% to 9%	92,703	136,194

	5,352,586	7,317,357
Current portion of long term debt - stockholders	(854,214)	(1,682,317)
Current portion of long term debt - others	(4,294,610)	(5,226,861)

	$203,762	$408,179

Borrowings under the bank credit agreement secured by the oil and gas properties owned by CYMRI, LLC (“CYMRI”), a subsidiary in the Exploration & Production segment, are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  The bank credit agreement requires maintenance of certain financial covenants regarding working capital, interest coverage level, total debt level, and the level of administrative expenses.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of June 30, 2010, the borrowing base stood at $3,076,000, with the next monthly reductions, if any, not scheduled to begin before September 2010.

As of June 30, 2010, CYMRI was in violation of certain financial covenants under the credit agreement.  Due to the covenant violations as well as the scheduled maturity on January 1, 2011, we have reported the full amount of this debt in our current liabilities at June 30, 2010.

The Company has a second bank credit agreement, which is secured by accounts receivable of its Canadian Energy Services subsidiary, Decca.  The credit agreement provides for a revolving borrowing base of 85% of qualifying accounts receivable and was amended in July 2010 to (i) reduce the maximum allowed borrowings from $4,000,000  (Cdn) to $2,500,000 (Cdn), (ii) increase the annual interest rate to 6.5% above Canadian prime (2.5% as of June 30, 2010), and (iii) waive Decca’s non-compliance with certain provisions of the credit agreement not involving financial covenants.  In conjunction with this amendment, the maturity of the credit agreement was also extended to September 30, 2010.  We have also reported the full amount of this debt in our current liabilities at June 30, 2010.

On March 12, 2010, the Company’s unsecured notes payable to certain related and unrelated parties became due and payable in the principal amount of $2,172,000.  At that time, the Company reached an agreement with noteholders in the principal amount of $1,407,000 to accept a payment of 80% of the principal balance in full satisfaction of their unsecured notes payable.  Accordingly, the Company fully extinguished the debt to these noteholders in March 2010 with principal payments totaling $1,125,000 resulting in a total gain of $551,000 on the forgiven principal and accrued interest.  Of this amount, $112,000 was attributable to debt of a current shareholder, therefore, the Company credited the after-tax equivalent of $74,000 to Additional paid in capital and recognized a pre-tax gain on the remaining portion attributable to unrelated parties in the amount of $439,000.

Another unsecured noteholder is a company owned by our Chairman and Chief Executive Officer and the Company also reached an agreement with that company in March 2010 to make a net principal payment of $265,000, in exchange for deferring the maturity of the remaining balance of $500,000 to a date to be mutually determined (an additional $30,000 was borrowed on the same terms in May 2010).  The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

(7)    Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period.  Diluted income (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period and potentially dilutive common share equivalents, consisting of stock options and warrants, under the Treasury Stock Method. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive.  There were no dilutive common stock equivalents reflected in the determination of net income per share in the six month period ended June 30, 2010 as there were no outstanding in-the-money employee stock options in that period (see Note 8).

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

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at January 1, 2009	47,500	$7.60
Option activity	-	-
Outstanding at December 31, 2009	47,500	7.60
Options forfeited	(10,000)	(1.50)
Outstanding at June 30, 2010	37,500	$9.18	0.8	$-

Exercisable at June 30, 2010	37,500	$9.18	0.8	$-

Stock-based compensation expense related to these options in the amounts of $11,525 and $25,208 have been recognized as a current period expense in the accompanying Consolidated Financial Statements for the six month periods ended June 30, 2010 and 2009, respectively.  As of June 30, 2010, there is no unrecognized compensation cost remaining to be recognized in future periods.  The estimated fair value of the options granted to employees under the plan was calculated using a Black Scholes option pricing model. The following schedule reflects the assumptions included in this model as it relates to the valuation of such options: (a) Expected volatility – 95%; (b) Expected risk free interest rate – 6%; (c) Expected dividend yield – zero; (d) Expected option term – 3 to 4 years, calculated pursuant to the terms of ASC 718-10 as the option grants qualify as “plain vanilla” under that pronouncement; and (e) Forfeitures – 0%, subject to adjustment for actual experience.  Vesting terms of the options are generally three years.  The aggregate intrinsic value of employee options granted as of June 30, 2010 was zero as there were no in-the-money options at that date.

(9)    Stockholder Advances

The Company repaid certain advances from current and former stockholders in the amount of $461,000 in the six months ended June 30, 2010 (see Note 6) compared to $260,000 in the six months ended June 30, 2009.  Such advances, excluding amounts advanced to finance the cash portion of the CYMRI purchase price (see Note 6), are reflected as unsecured long term debt obligations and accrue interest at a rate of 10% per annum.

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

The Company, as a lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of June 30, 2010, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(11)   Segment Information

With the sale of PEI in March 2008 (see Note 4), the Company’s remaining operations are in the Canadian Energy Services and domestic Exploration & Production segments.  The table below reflects the allocation of certain amounts in the consolidated Income Statement, other than interest expense and income taxes (which the Company does not believe are feasible to allocate), and the consolidated Balance Sheet as of and for the six months ended June 30, 2010 (in 000’s):

	Energy	Exploration &
	Services	Production
	(Canada)	(U. S.)	Total

Income Statement Data:
Operating revenues	$9,993	$1,372	$11,365
Other revenues	41	1	42
Total revenues	10,034	1,373	11,407
Depreciation, depletion & amortization	-	(410)	(410)
Other allocable operating expenses	(9,128)	(1,048)	(10,176)
Gross profit (loss)	906	(85)	821
General & administrative			(894)
Operating loss			(73)
Interest expense			(380)
Gain on debt extinguishment			439
Unrealized gain on oil and gas derivatives			82
Net income from continuing operations before taxes			$68

Balance Sheet Data:
Subsidiary assets	$2,668	$6,958	$9,626
Goodwill	1,536	-	1,536
Segment assets	4,204	6,958	11,162
Corporate assets			146
Consolidated assets			$11,308

The table below reflects the allocation of certain Income Statement data between these two reportable segments for the six months ended June 30, 2009 (in 000’s):

Income Statement Data:
Operating revenues	$7,815	$1,133	$8,948
Other revenues	38	12	50
Total revenues	7,853	1,145	8,998
Depreciation, depletion & amortization	-	(223)	(223)
Impairment expense	(1,900)	-	(1,900)
Other allocable operating expenses	(7,138)	(1,132)	(8,270)
Gross profit	(1,185)	(210)	(1,395)
General & administrative			(980)
Operating loss			(2,375)
Interest expense			(388)
Unrealized loss on oil and gas derivatives			(97)
Net loss from continuing operations before taxes			$(2,860)

There is no presentation of Balance Sheet data allocated between these two reportable segments as of June 30, 2009 inasmuch as the consolidated Balance Sheet as of that date is not included in this report.

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

Three months ended June 30, 2010 versus three months ended June 30, 2009 — Total revenues from continuing operations for the three months ended June 30, 2010 were $5,054,000 compared to $2,813,000 for the three months ended June 30, 2009.

Revenues from Decca’s Energy Services for the three months ended June 30, 2010 were $4,245,000 compared to $2,221,000 for the three months ended June 30, 2009.  This increase reflected a significantly higher level of work during the “spring thaw” in Canada during the 2010 second quarter compared to 2009 as well as a substantial increase in new work for Decca’s non-Canadian customers.  Decca’s billings for Energy Services in the second quarter of 2010 were approximately 3,535 man days at an average billing rate of approximately $1,200 per day.

Revenues from CYMRI’s oil and gas sales for the three months ended June 30, 2010 were $778,000 compared to $584,000 for the three months ended June 30, 2009.   In the three months ended June 30, 2010, revenues from oil production were $693,000, reflecting volumes of 9,435 barrels at an average price of $73.47 per barrel, while gas revenues were $85,000, reflecting volumes of 23,271 Mcf at an average price of $3.65 per Mcf.  In the three months ended June 30, 2009, revenues from oil production were $544,000, reflecting volumes of 9,820 barrels at an average price of $55.45 per barrel, while gas revenues were $40,000, reflecting volumes of 19,455 Mcf at an average price of $2.03 per Mcf.

Costs of Decca’s Energy Services for the three months ended June 30, 2010 were $3,893,000 versus $2,051,000 for the three months ended June 30, 2009.  This increase in costs of Energy Services was in line with the previously noted increase in Decca’s Energy Services revenues.  Despite continuing competitive pressures, Decca was able to maintain the gross margin on its consulting services at approximately 8% of gross revenues in both the three months ended June 30, 2010 and the three months ended June 30, 2009.

Lease operating expenses (“LOE”), including production taxes, were $353,000 for the three months ended June 30, 2010 versus $391,000 for the three months ended June 30, 2009, representing LOE of CYMRI’s oil and gas production operations.  This relatively small decrease was due to a change in the relative timing of certain lease operating expenses between the two quarterly periods.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended June 30, 2010 was $241,000 versus $101,000 for the three months ended June 30, 2009, representing DD&A of CYMRI’s oil and gas properties.  This increase was due to substantially higher depletion rates as well as slightly higher production volumes.

Workover expenses for the three months ended June 30, 2010 were $17,000 versus $153,000 for the three months ended June 30, 2009, representing workovers on CYMRI’s South Texas oil and gas properties.  This decrease was largely due to non-recurring workover operations in the Burnell Field in the second quarter of 2009.

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2010 were $476,000 compared to $418,000 for the three months ended June 30, 2009.  This increase reflected a change in the relative timing of certain corporate overhead expenses between the two quarterly periods.

Interest expense for the three months ended June 30, 2010 was $190,000 versus $210,000 for the three months ended June 30, 2009.  This decrease was mostly due to a lower level of average borrowings in the most recent quarterly period.

Unrealized gain on oil and gas derivatives for the three months ended June 30, 2010 was $61,000 versus an unrealized loss of $98,000 for the three months ended June 30, 2009.  This fluctuation was due to the change in fair value of CYMRI’s outstanding oil and gas derivative contracts (see Note 5).

Income taxes attributable to continuing operations were a benefit of $19,000 for the three months ended June 30, 2010 compared to $103,000 for the three months ended June 30, 2009.  This relative change reflects a benefit rate of 34% in the current quarter on pre-tax net loss from continuing operations in the amount of $56,000.

Six months ended June 30, 2010 versus six months ended June 30, 2009 — Total revenues from continuing operations for the six months ended June 30, 2010 were $11,407,000 compared to $8,998,000 for the six months ended June 30, 2009.

Revenues from Decca’s Energy Services for the six months ended June 30, 2010 were $9,993,000 compared to $7,815,000 for the six months ended June 30, 2009.  This increase reflected a significantly higher level of work during the “spring thaw” in Canada during the 2010 period compared to 2009 as well as a substantial increase in new work for Decca’s non-Canadian customers.  Decca’s billings for Energy Services in the first half of 2010 were approximately 8,325 man days at an average billing rate of approximately $1,200 per day.

Revenues from CYMRI’s oil and gas sales for the six months ended June 30, 2010 were $1,372,000 compared to $1,133,000 for the six months ended June 30, 2009.   In the six months ended June 30, 2010, revenues from oil production were $1,186,000, reflecting volumes of 15,968 barrels at an average price of $74.29 per barrel, while gas revenues were $186,000, reflecting volumes of 37,480 Mcf at an average price of $4.97 per Mcf.  In the six months ended June 30, 2009, revenues from oil production were $939,000, reflecting volumes of 20,586 barrels at an average price of $45.60 per barrel, while gas revenues were $194,000, reflecting volumes of 48,042 Mcf at an average price of $4.04 per Mcf.

Costs of Decca’s Energy Services for the six months ended June 30, 2010 were $9,128,000 versus $7,138,000 for the six months ended June 30, 2009.  This increase in costs of Energy Services was in line with the previously noted increase in Decca’s Energy Services revenues. Despite continuing competitive pressures, Decca was able to maintain the gross margin on its consulting services at approximately 9% of gross revenues in both the six months ended June 30, 2010 and the six months ended June 30, 2009.

Lease operating expenses (“LOE”), including production taxes, were $831,000 for the six months ended June 30, 2010 versus $940,000 for the six months ended June 30, 2009, representing LOE of CYMRI’s oil and gas production operations.  This decrease was due to a reduction in certain non-recurring lease operating expenses between these two periods.

Depreciation, depletion and amortization (“DD&A”) expense for the six months ended June 30, 2010 was $410,000 versus $223,000 for the six months ended June 30, 2009, representing DD&A of CYMRI’s oil and gas properties.  This increase was due to substantially higher depletion rates, which was partially offset by lower production volumes.

Impairment expense applicable to the goodwill assigned in the Decca acquisition was zero for the six months ended June 30, 2010 compared to $1,900,000 for the six months ended June 30, 2009.  We recognized a non-cash impairment adjustment to the carrying value of the Decca goodwill in the first quarter of 2009 in the amount of $1,900,000, based on then current projections of Decca’s discounted future net cash flows (see Note 3).

Workover expenses for the six months ended June 30, 2010 were $217,000 versus $192,000 for the six months ended June 30, 2009, representing workovers on CYMRI’s South Texas oil and gas properties.  This increase was largely due to non-recurring workover operations in the Burnell Field in the first quarter of 2010.

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2010 were $894,000 compared to $980,000 for the six months ended June 30, 2009.  This decrease reflected a continuing reduction in the level of corporate overhead expenses following completion of the PEI sale in March 2008.

Interest expense for the six months ended June 30, 2010 was $381,000 versus $388,000 for the six months ended June 30, 2009.  This decrease was due to a slightly lower level of average borrowings in the most recent quarterly period.

Gain on debt extinguishment for the six months ended June 30, 2010 was $439,000 compared to zero for the six months ended June 30, 2009.  This increase was due to the forgiveness of a portion of the principal and all of the accrued interest on unsecured notes payable to certain unrelated parties in March 2010 (see Note 6).

Unrealized gain on oil and gas derivatives for the six months ended June 30, 2010 was $82,000 versus an unrealized loss of $98,000 for the six months ended June 30, 2009.  This fluctuation was due to the change in fair value of CYMRI’s outstanding oil and gas derivative contracts (see Note 5).

Income taxes attributable to continuing operations were a provision of $23,000 for the six months ended June 30, 2010 compared to a benefit of $223,000 for the six months ended June 30, 2009.  This relative change reflects a provision rate of 34% in the current period on pre-tax net income from continuing operations in the amount of $68,000.

Income from discontinued operations, net of income taxes, was zero for the six months ended June 30, 2010 compared to a net loss of $25,000 for the six months ended June 30, 2009.  As further described in Note 4, we sold the capital stock of our domestic Energy Services subsidiary, PEI, to Hamilton in March 2008.  The 2008 sales gain was subsequently reduced in March 2009 due to payment of an indemnified loss in the amount of $39,000 resulting in an after-tax net loss of $25,000 for the six months ended June 30, 2009.

Liquidity and Capital Resources

Operating activities.  Net cash provided by operating activities from continuing operations for the six months ended June 30, 2010 was $336,000 compared to net cash used of $697,000 for the six months ended June 30, 2009.  This net increase in operating cash flows reflected relative improvements in the levels of cash generated by both of the Company’s operating segments.  Net cash used in operating activities from discontinued operations was zero for the six months ended June 30, 2010 compared to $25,000 for the six months ended June 30, 2009.

Investing activities.  Net cash provided by investing activities for the six months ended June 30, 2010 was $1,441,000 compared to $1,368,000 for the six months ended June 30, 2009.  This fluctuation was primarily due to the expiration of a two year escrow account in the first quarter of 2010 enabling the Company to convert approximately $1.6 million of restricted cash arising from the March 2008 sale of PEI to unrestricted cash in the six months ended June 30, 2010 (see Note 4).

Financing activities. Net cash used in financing activities for the six months ended June 30, 2010 was $1,683,000 compared to $694,000 in the six months ended June 30, 2009.  This relative decrease in financing cash flows was primarily due to the payment of unsecured notes payable to certain related and unrelated parties in March 2010 (see Note 6).

Following the sale of PEI in March 2008, we have remaining long term debt obligations to banks and other lenders (see Note 6).  A substantial portion of our long term debt is in the form of a bank credit facility secured by CYMRI’s producing oil and gas properties.  Borrowings under the bank credit agreement amounted to $3,001,000 as of June 30, 2010 and are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of June 30, 2010, the borrowing base stood at $3,076,000, with the next monthly reductions, if any, not scheduled to begin before September 2010.

Due primarily to operational circumstances occurring in early 2010, CYMRI was in violation of certain financial covenants under the credit agreement as of June 30, 2010.  The bank is aware of these covenant violations, however, it has not requested, nor does the Company expect it to request, accelerated payment of this debt, which is classified in our current liabilities, as a result of the covenant violations.

We also have a second bank credit agreement, which is secured by accounts receivable of our Canadian Energy Services subsidiary, with outstanding borrowings of $1,201,000 as of June 30, 2010 (see Note 6).  This credit agreement currently provides for a revolving borrowing base of 85% of qualifying accounts receivable and was amended in July 2010 to (i) reduce the maximum allowed borrowings to $2,500,000 (Cdn), (ii) increase the annual interest rate to 6.5% above Canadian prime, and (iii) waive Decca’s non-compliance with certain non-financial covenants.  In conjunction with this amendment, the maturity of the credit agreement was also extended to September 30, 2010.  In light of the pending maturity, the Company is currently seeking commitments from one or more financial institutions for a new credit facility to replace Decca’s expiring credit agreement.

With the completion of our sale of PEI in March 2008, our primary ongoing capital expenditures are in the Exploration & Production segment, which can be highly capital intensive.  In this business, expenditures for CYMRI’s drilling and equipping of oil and gas wells are typically required to maintain or increase existing production levels and production often declines in a relatively short period of time if maintenance capital is not invested timely.  We normally attempt to finance CYMRI’s capital expenditure requirements through a combination of cash flow from operations and secured bank borrowings and we expect that these sources will be sufficient to meet our capital expenditures in 2010.  We presently have relatively low capital expenditure requirements relating to CYMRI’s oil and gas properties as evidenced by a total of only $173,000 being spent in the first half of 2010.  While we expect additional amounts of capital expenditures in the remainder of 2010, we do not expect such amounts to be significant and we believe that such amounts, as well as any short term operating losses, can be financed under our existing bank credit agreement through a combination of a borrowing base increase and/or reduced monthly principal payments.

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

Notwithstanding this material weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended June 30, 2010.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 10 to Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS

Information for this Item is not required as the Registrant is a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 5.    OTHER INFORMATION

      None.

ITEM 6.   EXHIBITS

10.1
Exhibits I through VI to Second Amended and Restated Credit Agreement, dated August 5, 2008, among CYMRI, L.L.C. and
Triumph Energy, Inc. (as Borrowers) and Texas Capital Bank, N.A. (as Lender) for a Reducing Revolving Line of Credit of
up to $25,000,000*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The Second Amended and Restated Credit Agreement, without subject exhibits, was originally filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUM HOLDINGS, INC.

/s/ Larry M. Wright
Larry M. Wright
Chief Executive Officer

/s/ D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer

August 11, 2010