Form 10-Q
period 2010-09-30
STRATUM HOLDINGS, INC.
filed 2010-11-08
CIK 1277998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010
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

The number of shares outstanding of Common Stock, par value $.01 per share, as of November 8, 2010 was 2,655,738 shares.

STRATUM HOLDINGS, INC.
FORM 10-Q
SEPTEMBER 30, 2010

STRATUM HOLDINGS, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$131,082	$142,703
Restricted cash	-	1,613,637
Accounts receivable	3,004,983	2,948,159
Prepaid expenses and other	192,886	132,325
Total current assets	3,328,951	4,836,824

Property and equipment:
Oil and gas properties, evaluated (full cost method)	14,543,924	14,425,950
Other property and equipment	174,676	144,625
	14,718,600	14,570,575
Less: Accumulated depreciation, depletion & amortization	(8,713,744)	(8,017,822)
Net property and equipment	6,004,856	6,552,753

Other assets:
Goodwill (less impairment allowance of $3,400,000)	1,536,313	1,536,313
Other assets	102,678	76,021
Total other assets	1,638,991	1,612,334

Total assets	$10,972,798	$13,001,911

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt - stockholders	$861,564	$1,682,317
Current portion of long-term debt - others	4,047,475	5,226,861
Accounts payable	2,804,302	2,436,846
Accrued liabilities	1,279,006	1,518,698
Fair value of oil and gas derivatives	6,330	88,990
Total current liabilities	8,998,677	10,953,712

Long-term debt, net of current portion	172,739	408,179
Deferred income taxes	1,655,600	1,513,847
Asset retirement obligations	326,327	305,370
Total liabilities	11,153,343	13,181,108

Stockholders’ deficit:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized,
None issued	-	-
Common stock, $.01 par value per share, 5,000,000 shares authorized,
2,655,738 shares issued and outstanding	26,557	26,557
Additional paid in capital	12,894,489	12,808,867
Accumulated deficit	(12,868,546)	(12,783,790)
Accumulated foreign currency translation adjustment	(233,045)	(230,831)
Total stockholders’ deficit	(180,545)	(179,197)

Total liabilities and stockholders’ deficit	$10,972,798	$13,001,911

See accompanying notes to consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2010	2009
Revenues:
Energy services	$4,694,278	$2,876,844
Oil and gas sales	689,502	782,297
Other	8,851	13,192
	5,392,631	3,672,333
Expenses:
Energy services	4,341,858	2,620,190
Lease operating expense	320,411	368,301
Depreciation, depletion & amortization	216,333	118,402
Workover expense	93,461	105,579
Selling, general and administrative	389,309	405,724
	5,361,372	3,618,196

Operating income	31,259	54,137

Other income (expense):
Interest expense	(228,282)	(192,969)
Gain on oil and gas derivatives	160	4,868

Loss from continuing operations before income taxes	(196,863)	(133,964)
Benefit (provision) for income taxes	66,900	(68,500)
Net loss from continuing operations	(129,963)	(202,464)
Discontinued operations, net of tax	-	-
Net loss	$(129,963)	$(202,464)

Net loss per share, basic and diluted
Net loss from continuing operations	$(0.05)	$(0.08)
Discontinued operations	-	-
Net loss	$(0.05)	$(0.08)

Weighted average shares outstanding, basic and diluted	2,655,738	2,655,738

 See accompanying notes to consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Revenues:
Energy services	$14,687,137	$10,691,581
Oil and gas sales	2,061,977	1,915,140
Other	50,711	63,757
	16,799,825	12,670,478
Expenses:
Energy services	13,469,582	9,758,434
Lease operating expense	1,151,154	1,308,523
Depreciation, depletion & amortization	626,234	341,137
Impairment of acquisition goodwill	-	1,900,000
Workover expense	310,630	297,723
Selling, general and administrative	1,283,315	1,385,827
	16,840,915	14,991,644

Operating loss	(41,090)	(2,321,166)

Other income (expense):
Interest expense	(608,893)	(581,230)
Gain on debt extinguishment	438,967	-
Gain (loss) on oil and gas derivatives	82,660	(92,520)

Loss from continuing operations before income taxes	(128,356)	(2,994,916)
Benefit for income taxes	43,600	154,700
Net loss from continuing operations	(84,756)	(2,840,216)
Discontinued operations, net of tax	-	(25,419)
Net loss	$(84,756)	$(2,865,635)

Net loss per share, basic and diluted
Net loss from continuing operations	$(0.03)	$(1.07)
Discontinued operations	-	(0.01)
Net loss	$(0.03)	$(1.08)

Weighted average shares outstanding, basic and diluted	2,655,738	2,655,738

 See accompanying notes to consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows provided by (used in) operating activities:
Net loss from continuing operations	$(84,756)	$(2,840,216)
Adjustments to reconcile net loss from continuing
operations to cash provided by (used in) operations:
Depreciation, depletion & amortization	626,234	341,137
Impairment expense	-	1,900,000
Benefit for income taxes	(43,600)	(154,700)
Stock based compensation	11,525	41,149
Gain on debt extinguishment	(438,967)	-
Unrealized gain on oil and gas derivatives	(82,660)	92,520
Changes in current assets and liabilities	425,119	(274,036)
Other changes, net	63,988	(103,154)
Net cash flows from continuing operations	476,883	(997,300)
Net cash flows from discontinued operations	-	(25,419)
Total cash flows from operating activities	476,883	(1,022,719)

Cash flows provided by (used in) investing activities:
Decrease in restricted cash from sale of subsidiary	1,613,637	1,490,466
Purchase of property and equipment	(148,025)	(173,793)
Net cash flows from investing activities	1,465,612	1,316,673

Cash flows provided by (used in) financing activities:
Proceeds from long term debt	32,725	640,280
Payments of long term debt	(1,525,987)	(714,337)
Net payments of stockholder advances	(460,854)	(260,000)
Net cash flows from financing activities	(1,954,116)	(334,057)

Net decrease in cash and cash equivalents	(11,621)	(40,103)
Cash and equivalents at beginning of period	142,703	203,200

Cash and equivalents at end of period	$131,082	$163,097

Supplemental cash flow data:
Cash paid for interest	$411,815	$399,932
Cash paid for income taxes	-	273,682

Supplemental financing activity:
Gain on debt extinguishment - related party	$74,097	$-

See accompanying notes to consolidated financial statements.

STRATUM HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)        Basis of Presentation

Interim Financial Information – The accompanying consolidated financial statements have been prepared by the Company without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of September 30, 2010, the results of its operations for the three month and nine month periods ended September 30, 2010 and 2009, and cash flows for the nine month periods ended September 30, 2010 and 2009.  Certain prior year amounts have been reclassified to conform with the current year presentation.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

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

(2)        Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported substantial losses from continuing operations in the last two years and has a net working capital deficit in the amount of $5,669,726 (including bank borrowings described in Note 6).  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

(3)        Impairment Adjustment

As of March 31, 2009, the Company recognized a non-cash impairment adjustment in the carrying value of the goodwill assigned to its Canadian Energy Services subsidiary, Decca Consulting, Ltd. (“Decca”), in the amount of $1,900,000.

This impairment adjustment was based on then current projections of Decca’s discounted future net cash flows and, based on the latest such projections, no further impairment has been recorded since that date through September 30, 2010.  The Company did not recognize a tax benefit for this impairment adjustment in the nine months ended September 30, 2009 because no temporary difference was recognized when the goodwill was initially established upon the acquisition of Decca in March 2007.

(4)        Discontinued Operations

In March 2008, the Company sold the capital stock of its domestic Energy Services subsidiary, Petroleum Engineers, Inc. (“PEI”), to Hamilton Engineering, Inc. for a total sales price of $15.0 million.  The Company applied the sales proceeds to the repayment of debt and other accrued obligations including the outstanding indebtedness of PEI under a revolving bank credit agreement in the amount of $3.2 million and unsecured seller debt and other liabilities in the amount of $4.5 million.  The Company recognized a pre-tax gain from the sale of PEI in the first quarter of 2008 in the amount of $1,358,000, however, this amount was subsequently reduced in the first quarter of 2009 due to payment of an indemnified loss on accounts receivable in the amount of $39,000.  This payment was recorded as a, net of tax, loss on discontinued operations of $25,000 in the nine months ended September 30, 2009.

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

(5)        Commodity Derivatives

In May 2009, the Company entered into a commodity derivative contract with a major energy company covering a portion of a subsidiary’s domestic oil production.  This contract consisted of a “put” option covering 2,000 barrels of oil per month for 16 months.  In November 2009, the subsidiary sold this contract back to the counterparty and entered into a new commodity derivative contract with the same counterparty.  The new contract consists of a “costless collar,” with a floor price of $65 per barrel and a ceiling price of $90 per barrel, covering 2,000 barrels of oil per month for the calendar year 2010.

The Company applies “mark to market” accounting to open derivative contract in accordance with ASC 815-20, “Accounting for Derivative Instruments and Hedging Activities”.  The Company accounts for commodity derivative contracts as non-hedging transactions, as defined in ASC 815-20.  Accordingly, changes in the fair value of such derivative contracts are reflected in current earnings in the period of the change.  In the nine months ended September 30, 2010 and 2009, the Company reported an unrealized derivative gain of $82,660 and an unrealized derivative loss of $92,520, respectively.

(6)        Long Term Debt

As of September 30, 2010 and December 31, 2009, the Company had the following long-term debt obligations:
	September 30,	December 31,
	2010	2009

$25,000,000 line of credit with a bank, maturing on April 1, 2011, interest at 1.0% above prime (but not less than 6.0%) payable monthly, secured by first lien on CYMRI, LLC’s oil and gas properties, with a declining borrowing base of $3,076,000 as of September 30, 2010
	$ 3,001,000	$ 3,001,000

Notes payable to individuals and entities, incurred in acquisition of CYMRI, bearing interest at 10%, with principal and accrued interest due at extended maturity in March 2010, unsecured	-	1,125,000

$2,500,000 (Cdn) revolving line of credit with a bank, interest at 6.5% above Canadian prime payable monthly through extended maturity in September 2010, secured by accounts receivable of Canadian energy services business (see Note 12)	877,556	1,389,667

Notes payable to 2 individuals, incurred in acquisition of Decca Consulting, Ltd., bearing interest at 9%, payable in monthly installments of $30,099 (Cdn) from April 1, 2007 through March 31, 2012, unsecured	504,303	618,179

Advances from stockholders, bearing interest at 10%, with principal and accrued interest due in March 2010, unsecured ($530,000 extended as of September 30, 2010 - see discussion below)	530,000	1,047,317

Other short term notes for liability insurance and accrued payables, interest rates at 7% to 9%	168,919	136,194

	5,081,778	7,317,357
Current portion of long term debt - stockholders	(861,564)	(1,682,317)
Current portion of long term debt - others	(4,047,475)	(5,226,861)

	$ 172,739	$ 408,179

Borrowings under the bank credit agreement secured by the oil and gas properties owned by CYMRI, LLC (“CYMRI”), a subsidiary in the Exploration & Production segment, are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  The bank credit agreement requires maintenance of certain financial covenants regarding working capital, interest coverage level, total debt level, and the level of administrative expenses.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  Pursuant to an amendment executed in September 2010, the borrowing base was acknowledged to be $3,076,000 and a one-time principal payment of $50,000 was required to be made in October 2010, with monthly borrowing base reductions of $75,000 scheduled to begin in December 2010.

Based on the financial statements as of September 30, 2010, CYMRI did not meet certain financial covenants under the credit agreement.  Due to the covenant violations as well as the scheduled maturity on April 1, 2011, we have reported this debt in our current liabilities at September 30, 2010.

Through September 30, 2010, the Company had a second bank credit agreement, which was secured by accounts receivable of its Canadian Energy Services subsidiary, Decca.  The credit agreement, as amended in July 2010, provided for a revolving borrowing base of 85% of qualifying accounts receivable up to $2,500,000 (Cdn) at an annual interest rate of 6.5% above Canadian prime (plus additional bank fees) and expired on September 30, 2010.  As more fully described in Note 12, Decca paid the entire amount of the borrowings outstanding under this credit agreement on October 1, 2010 and replaced the bank credit agreement with an accounts receivable factoring facility.

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

(7)        Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period.  Diluted income (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period and potentially dilutive common share equivalents, consisting of stock options and warrants, under the Treasury Stock Method. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive.  Because of the net loss for the nine month periods ended September 30, 2010 and 2009, the basic and diluted average outstanding shares are considered the same, since including the shares would have an antidilutive effect on the net loss per share calculation.

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

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value

Outstanding at January 1, 2009	47,500	$7.60
Option activity	-	-
Outstanding at December 31, 2009	47,500	7.60
Options forfeited	(10,000)	(1.50)
Outstanding at September 30, 2010	37,500	$9.18	0.5	$-

Exercisable at September 30, 2010	37,500	$9.18	0.5	$-

Stock-based compensation expense related to these options in the amounts of $11,525 and $41,149 have been recognized as a current period expense in the accompanying Consolidated Financial Statements for the nine month periods ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, there is no unrecognized compensation cost remaining to be recognized in future periods.  The estimated fair value of the options granted to employees under the plan was calculated using a Black Scholes option pricing model. The following schedule reflects the assumptions included in this model as it relates to the valuation of such options: (a) Expected volatility – 95%; (b) Expected risk free interest rate – 6%; (c) Expected dividend yield – zero; (d) Expected option term – 3 to 4 years, calculated pursuant to the terms of ASC 718-10 as the option grants qualify as “plain vanilla” under that pronouncement; and (e) Forfeitures – 0%, subject to adjustment for actual experience.  Vesting terms of the options are generally three years.  The aggregate intrinsic value of employee options granted as of September 30, 2010 was zero as there were no in-the-money options at that date.

(9)        Stockholder Advances

The Company repaid certain advances from current and former stockholders in the amount of $461,000 in the nine months ended September 30, 2010 (see Note 6) compared to $260,000 in the nine months ended September 30, 2009.  Such advances, excluding amounts advanced to finance the cash portion of the CYMRI purchase price (see Note 6), are reflected as unsecured long term debt obligations and accrue interest at a rate of 10% per annum.

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

The Company, as a lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of September 30, 2010, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(11)      Segment Information

With the sale of PEI in March 2008 (see Note 4), the Company’s remaining operations are in the Canadian Energy Services and domestic Exploration & Production segments.  The table below reflects the allocation of certain amounts in the consolidated Income Statement, other than interest expense and income taxes (which the Company does not believe are feasible to allocate), and the consolidated Balance Sheet as of and for the nine months ended September 30, 2010 (in 000’s):

	Energy	Exploration &
	Services	Production
	(Canada)	(U. S.)	Total

Income Statement Data:
Operating revenues	$14,687	$2,062	$16,749
Other revenues	50	1	51
Total revenues	14,737	2,063	16,800
Depreciation, depletion & amortization	-	(626)	(626)
Other allocable operating expenses	(13,470)	(1,462)	(14,932)
Gross profit (loss)	$1,267	$(25)	1,242
General and administrative expenses			(1,283)
Operating loss			(41)
Interest expense			(609)
Gain on debt extinguishment			439
Unrealized gain on oil and gas derivatives			83
Net loss from continuing operations before income taxes			$(128)

Balance Sheet Data:
Subsidiary assets	$2,396	$6,868	$9,264
Goodwill	1,537	-	1,537
Segment assets	$3,933	$6,868	10,801
Corporate assets			172
Consolidated assets			$10,973

The table below reflects the allocation of certain Income Statement data between these two reportable segments for the nine months ended September 30, 2009 (in 000’s):

	Energy	Exploration &
	Services	Production
	(Canada)	(U. S.)	Total

Income Statement Data:
Operating revenues	$10,691	$1,915	$12,606
Other revenues	51	13	64
Total revenues	10,742	1,928	12,670
Depreciation, depletion & amortization	-	(341)	(341)
Impairment expense	(1,900)	-	(1,900)
Other allocable operating expenses	(9,758)	(1,606)	(11,364)
Gross profit (loss)	$(916)	$(19)	(935)
General and administrative expenses			(1,386)
Operating loss			(2,321)
Interest expense			(581)
Unrealized loss on oil and gas derivatives			(93)
Net loss from continuing operations before income taxes			$(2,995)

There is no presentation of Balance Sheet data allocated between these two reportable segments as of September 30, 2009 inasmuch as the consolidated Balance Sheet as of that date is not included in this report.

(12)      Subsequent Event

Effective October 1, 2010, the Company’s Canadian Energy Services subsidiary, Decca, closed on an accounts receivable factoring facility with a Canadian factoring company.  Pursuant to the factoring agreement, Decca received initial proceeds from the Canadian factoring company in the U.S. dollar equivalent amount of $877,600 which it used to fully pay the outstanding borrowings under a bank credit agreement (see Note 6).

The new factoring agreement provides for an advance rate of 75% against Decca’s qualifying accounts receivable up to a maximum level of $4,000,000 (Cdn) with interest being charged on the outstanding advances at an annual interest rate of 18.25%, compounded daily, for a minimum of 15 days.  The factoring agreement includes customary restrictive covenants on Decca’s operations.  Either party may terminate the factoring agreement with sixty days advance notice to the other party.  Decca will account for the uncollected advances under the factoring agreement as revolving borrowings secured by the factored accounts receivable.

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

Due to volatility in worldwide energy prices and tightening in credit markets, we have faced significant financial and operational challenges in the past two years and expect them to continue in the near term.  We are considering the possibility of a corporate level transaction involving Decca but have no firm plans in that regard at this time.

Results of Operations

The following discussion reflects the revenues and expenses of our retained Canadian Energy Services and our domestic Exploration & Production segments as continuing operations while the revenues and expenses of our exited domestic Energy Services segment is reported as discontinued operations.

Three months ended September 30, 2010 versus three months ended September 30, 2009 — Total revenues from continuing operations for the three months ended September 30, 2010 were $5,392,000 compared to $3,672,000 for the three months ended September 30, 2009.

Revenues from Decca’s Energy Services for the three months ended September 30, 2010 were $4,694,000 compared to $2,877,000 for the three months ended September 30, 2009.  This increase reflected a significantly higher level of work in Canada during the 2010 summer months compared to 2009 as well as a substantial increase in new work for Decca’s non-Canadian customers.  Decca’s billings for Energy Services in the third quarter of 2010 were approximately 3,900 man days at an average billing rate of approximately $1,200 per day.

Revenues from CYMRI’s oil and gas sales for the three months ended September 30, 2010 were $690,000 compared to $782,000 for the three months ended September 30, 2009.   In the three months ended September 30, 2010, revenues from oil production were $604,000, reflecting volumes of 8,320 barrels at an average price of $72.51 per barrel, while gas revenues were $86,000, reflecting volumes of 16,719 Mcf at an average price of $5.16 per Mcf.  On an overall basis, these amounts represented a 24% decline in production volumes which was partially offset by a 16% secular increase in average oil and gas prices.  The Company believes that continuing declines in CYMRI’s production volumes are likely in the foreseeable future.

Costs of Decca’s Energy Services for the three months ended September 30, 2010 were $4,342,000 versus $2,620,000 for the three months ended September 30, 2009.  This increase in costs of Energy Services was in line with the previously noted increase in Decca’s Energy Services revenues.  As a result of competitive pressures, Decca experienced a reduction in the gross margin on its consulting services to approximately 8% of gross revenues in the three months ended September 30, 2010 from 9% in the three months ended September 30, 2009.

Lease operating expenses (“LOE”), including production taxes, were $320,000 for the three months ended September 30, 2010 versus $368,000 for the three months ended September 30, 2009, representing LOE of CYMRI’s oil and gas production operations.  This decrease was due to a change in the relative timing of certain lease operating expenses between the two quarterly periods.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended September 30, 2010 was $216,000 versus $118,000 for the three months ended September 30, 2009, representing DD&A of CYMRI’s oil and gas properties.  This increase was due to substantially higher depletion rates, which was partially offset by lower production volumes.

Workover expenses for the three months ended September 30, 2010 were $93,000 versus $106,000 for the three months ended September 30, 2009, representing workovers on CYMRI’s South Texas oil and gas properties.  This decrease was largely experienced in CYMRI’s Burnell Field.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2010 were $389,000 compared to $406,000 for the three months ended September 30, 2009.  This decrease reflected a slight reduction in certain corporate overhead expenses between the two quarterly periods.

Interest expense for the three months ended September 30, 2010 was $228,000 versus $193,000 for the three months ended September 30, 2009.  This increase was mostly due to higher borrowing costs associated with Decca’s revolving bank credit agreement (see Note 6).

Unrealized gain on oil and gas derivatives for the three months ended September 30, 2010 was $160 versus an unrealized gain of $4,900 for the three months ended September 30, 2009.  This fluctuation was due to the change in fair value of CYMRI’s outstanding oil and gas derivative contracts (see Note 5).

Income taxes attributable to continuing operations were a benefit of $67,000 for the three months ended September 30, 2010 compared to a provision of $68,000 for the three months ended September 30, 2009.  This relative change reflects a benefit rate of 34% in the current quarter on pre-tax net loss from continuing operations in the amount of $197,000.

Nine months ended September 30, 2010 versus nine months ended September 30, 2009 — Total revenues from continuing operations for the nine months ended September 30, 2010 were $16,800,000 compared to $12,670,000 for the nine months ended September 30, 2009.

Revenues from Decca’s Energy Services for the nine months ended September 30, 2010 were $14,687,000 compared to $10,692,000 for the nine months ended September 30, 2009.  This increase reflected a significantly higher level of work in Canada during the 2010 year-to-date period compared to 2009 as well as a substantial increase in new work for Decca’s non-Canadian customers.  Decca’s billings for Energy Services in the first three quarters of 2010 were approximately 12,240 man days at an average billing rate of approximately $1,200 per day.

Revenues from CYMRI’s oil and gas sales for the nine months ended September 30, 2010 were $2,062,000 compared to $1,915,000 for the nine months ended September 30, 2009.   In the nine months ended September 30, 2010, revenues from oil production were $1,789,000, reflecting volumes of 24,288 barrels at an average price of $73.68 per barrel, while gas revenues were $273,000, reflecting volumes of 54,200 Mcf at an average price of $5.03 per Mcf.  On an overall basis, these amounts reflect a 39% secular increase in average oil and gas prices which was partially offset by a 23% decline in production volumes.  The Company believes that continuing declines in CYMRI’s production volumes are likely in the foreseeable future.

Costs of Decca’s Energy Services for the nine months ended September 30, 2010 were $13,470,000 versus $9,758,000 for the nine months ended September 30, 2009.  This increase in costs of Energy Services was in line with the previously noted increase in Decca’s Energy Services revenues.  As a result of competitive pressures, Decca experienced a reduction in the gross margin on its consulting services to approximately 8% of gross revenues in the nine months ended September 30, 2010 from 9% in the nine months ended September 30, 2009.

Lease operating expenses (“LOE”), including production taxes, were $1,151,000 for the nine months ended September 30, 2010 versus $1,309,000 for the nine months ended September 30, 2009, representing LOE of CYMRI’s oil and gas production operations.  This decrease was due to a reduction in certain non-recurring lease operating expenses, primarily in CYMRI’s Burnell Field, between these two periods.

Depreciation, depletion and amortization (“DD&A”) expense for the nine months ended September 30, 2010 was $626,000 versus $341,000 for the nine months ended September 30, 2009, representing DD&A of CYMRI’s oil and gas properties.  This increase was due to substantially higher depletion rates, which was partially offset by lower production volumes.

Impairment expense applicable to the goodwill assigned in the Decca acquisition was zero for the nine months ended September 30, 2010 compared to $1,900,000 for the nine months ended September 30, 2009.  We recognized a non-cash impairment adjustment to the carrying value of the Decca goodwill in the first quarter of 2009 in the amount of $1,900,000, based on then current projections of Decca’s discounted future net cash flows (see Note 3).

Workover expenses for the nine months ended September 30, 2010 were $310,000 versus $298,000 for the nine months ended September 30, 2009, representing workovers on CYMRI’s South Texas oil and gas properties.  This relatively small increase was largely experienced in CYMRI’s Burnell Field.

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2010 were $1,283,000 compared to $1,386,000 for the nine months ended September 30, 2009.  This decrease reflected a continuing reduction in the level of corporate overhead expenses following the PEI sale in March 2008.

Interest expense for the nine months ended September 30, 2010 was $609,000 versus $581,000 for the nine months ended September 30, 2009.  This increase was mostly due to higher borrowing costs associated with Decca’s revolving bank credit agreement (see Note 6).

Gain on debt extinguishment for the nine months ended September 30, 2010 was $439,000 compared to zero for the nine months ended September 30, 2009.  This increase was due to the forgiveness of a portion of the principal and all of the accrued interest on unsecured notes payable to certain unrelated parties in March 2010 (see Note 6).

Unrealized gain on oil and gas derivatives for the nine months ended September 30, 2010 was $83,000 versus an unrealized loss of $93,000 for the nine months ended September 30, 2009.  This fluctuation was due to the change in fair value of CYMRI’s outstanding oil and gas derivative contracts (see Note 5).

Income taxes attributable to continuing operations were a benefit of $44,000 for the nine months ended September 30, 2010 compared to a benefit of $155,000 for the nine months ended September 30, 2009.  This relative change reflects a provision rate of 34% in the current period on pre-tax net loss from continuing operations in the amount of $128,000.

Income from discontinued operations, net of income taxes, was zero for the nine months ended September 30, 2010 compared to a net loss of $25,000 for the nine months ended September 30, 2009.  As further described in Note 4, we sold the capital stock of our domestic Energy Services subsidiary, PEI, to Hamilton in March 2008.  The 2008 sales gain was subsequently reduced in March 2009 due to payment of an indemnified loss in the amount of $39,000 resulting in an after-tax net loss of $25,000 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Operating activities.  Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2010 was $477,000 compared to net cash used of $997,000 for the nine months ended September 30, 2009.  This net increase in operating cash flows reflected relative improvements in the levels of cash generated by both of the Company’s operating segments.  Net cash used in operating activities from discontinued operations was zero for the nine months ended September 30, 2010 compared to $25,000 for the nine months ended September 30, 2009.

Investing activities.  Net cash provided by investing activities for the nine months ended September 30, 2010 was $1,466,000 compared to $1,317,000 for the nine months ended September 30, 2009.  This fluctuation was primarily due to the expiration of a two year escrow account in the first quarter of 2010 enabling the Company to convert approximately $1.6 million of restricted cash arising from the March 2008 sale of PEI to unrestricted cash in the nine months ended September 30, 2010 (see Note 4).

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2010 was $1,954,000 compared to $334,000 in the nine months ended September 30, 2009.  This relative decrease in financing cash flows was primarily due to the payment of unsecured notes payable to certain related and unrelated parties in March 2010 (see Note 6).

Following the sale of PEI in March 2008, we have remaining long term debt obligations to banks and other lenders (see Note 6).  A substantial portion of our long term debt is in the form of a bank credit facility secured by CYMRI’s producing oil and gas properties.  Borrowings under the bank credit agreement amounted to $3,001,000 as of September 30, 2010 and are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of September 30, 2010, the borrowing base stood at $3,076,000, with monthly borrowing base reductions of $75,000 scheduled to begin in December 2010.

Due primarily to operational circumstances occurring in early 2010, CYMRI did not meet certain financial covenants under the credit agreement as of September 30, 2010.  The bank is aware of these covenant violations, however, it has not requested, nor does the Company expect it to request, accelerated payment of this debt, which is classified in our current liabilities, as a result of both the covenant violations and the scheduled maturity.

Through September 30, 2010, we also had a second bank credit agreement, which was secured by accounts receivable of our Canadian Energy Services subsidiary, with outstanding borrowings of $878,000 as of September 30, 2010 (see Note 6).  This credit agreement, as amended in July 2010, provided for a revolving borrowing base of 85% of qualifying accounts receivable up to $2,500,000 (Cdn) at an annual interest rate of 6.5% above Canadian prime and expired on September 30, 2010.  As more fully described in Note 12, our Canadian Energy Services subsidiary paid the entire amount of the borrowings outstanding under this credit agreement on October 1, 2010 and replaced the bank credit agreement with an accounts receivable factoring agreement with a Canadian factoring company having an advance rate of 75% of qualifying accounts receivable up to $4,000,000 (Cdn).

With the completion of our sale of PEI in March 2008, our primary ongoing capital expenditures are in the Exploration & Production segment, which can be highly capital intensive.  In this business, expenditures for CYMRI’s drilling and equipping of oil and gas wells are typically required to maintain or increase existing production levels.  We normally attempt to finance CYMRI’s capital expenditure requirements through a combination of cash flow from operations and secured bank borrowings and we expect that these sources will be sufficient to meet our capital expenditures in 2010.  We presently have relatively low capital expenditure requirements relating to CYMRI’s oil and gas properties as evidenced by a total of only $148,000 being spent as of September 30, 2010.  While we expect additional amounts of capital expenditures in the remainder of 2010, we do not expect such amounts to be significant and we believe that such amounts, as well as any short term operating losses, can be financed under our existing bank credit agreement through a combination of a borrowing base increase and/or reduced monthly principal payments.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported substantial losses from continuing operations in the last two years and has a net working capital deficit in the amount of $5,669,726 (including bank borrowings described in Note 6).  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

The material weakness relates to deficient completeness and cut-off controls with regard to revenues and cost of sales at our Canadian Energy Services subsidiary, Decca Consulting, Ltd.  The situation giving rise to this lack of independent review arose since approximately the end of the second quarter of 2008 as Decca previously employed a highly experienced accountant to review the subsidiary’s monthly financial statements.  In order to address this material weakness, management has implemented an interim compensating control in the form of an entity level analytical review by its Chief Financial Officer.  To the extent practical in light of Decca’s current financial performance (see Note 3), the Company anticipates the implementation of improved completeness and cut-off controls with regard to revenues and cost of sales at the operating unit level at an appropriate time.  It should be noted, however, that the impact of this material weakness on Stratum’s consolidated results of operations is substantially mitigated in view of the fact that Decca’s receivables and payables invoices are recorded in simultaneous batches and Decca has a relatively low gross margin between revenues and cost of sales of approximately 8-9%.

Notwithstanding this material weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended September 30, 2010.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS See Note 10 to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS Information for this Item is not required as the Registrant is a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES None.

ITEM 5.	OTHER INFORMATION None.

ITEM 6.	EXHIBITS

10.1	Factoring Agreement, dated September 27, 2010, among Century Services L.P., Decca Consulting, Ltd. and Decca Consulting, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUM HOLDINGS, INC.

/s/ Larry M. Wright
Larry M. Wright
Chief Executive Officer

/s/ D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer

November 8, 2010