Form 10-Q
period 2011-03-31
STRATUM HOLDINGS, INC.
filed 2011-05-16
CIK 1277998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

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

    Large accelerated filer    ❒      Accelerated filer     ❒      Non-accelerated filer    ❒         Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The number of shares outstanding of Common Stock, par value $.01 per share, as of May 13, 2011 was 2,655,738 shares.

STRATUM HOLDINGS, INC.
FORM 10-Q
MARCH 31, 2011

STRATUM HOLDINGS, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$28,864	$142,236
Accounts receivable	4,698,598	4,532,676
Prepaid expenses and other	126,938	148,010
Total current assets	4,854,400	4,822,922

Property and equipment:
Oil and gas properties, evaluated (full cost method)	14,683,846	14,560,532
Other property and equipment	149,676	149,676
	14,833,522	14,710,208
Less: Accumulated depreciation, depletion & amortization	(8,739,975)	(8,615,840)
Net property and equipment	6,093,547	6,094,368

Other assets:
Goodwill	1,536,313	1,536,313
Other assets	119,472	111,139
Total other assets	1,655,785	1,647,452

Total assets	$12,603,732	$12,564,742

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt - stockholders	$770,000	$730,709
Current portion of long-term debt - others	3,757,012	4,885,961
Accounts payable	4,730,002	3,723,754
Accrued liabilities	1,382,817	1,246,232
Fair value of oil and gas derivatives	78,755	37,835
Total current liabilities	10,718,586	10,624,491

Long-term debt, net of current portion	262,524	337,378
Deferred income taxes	1,578,000	1,559,500
Asset retirement obligations	341,180	333,670
Total liabilities	12,900,290	12,855,039

Stockholders’ deficit:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized,
None issued	-	-
Common stock, $.01 par value per share, 5,000,000 shares authorized,
2,655,738 shares issued and outstanding	26,557	26,557
Additional paid in capital	12,894,490	12,894,490
Accumulated deficit	(12,968,310)	(13,001,655)
Accumulated foreign currency translation adjustment	(249,295)	(209,689)
Total stockholders’ deficit	(296,558)	(290,297)

Total liabilities and stockholders’ deficit	$12,603,732	$12,564,742

See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Energy services	$7,775,868	$5,747,471
Oil and gas sales	756,500	594,430
Other	15,323	11,187
	8,547,691	6,353,088
Expenses:
Energy services	7,152,211	5,234,996
Lease operating expense	398,123	477,358
Depreciation, depletion & amortization	124,135	168,337
Workover expense	103,649	200,495
Selling, general and administrative	544,387	417,660
	8,322,505	6,498,846

Operating income (loss)	225,186	(145,758)

Other income (expense):
Interest expense	(132,421)	(190,418)
Gain on debt extinguishment	-	438,967
Unrealized gain (loss) on oil and gas derivatives	(40,920)	21,590

Income before income taxes	51,845	124,381
Provision for income taxes	(18,500)	(42,300)
Net income	$33,345	$82,081

Net income per share, basic and diluted	$0.01	$0.03

Weighted average shares outstanding, basic and diluted	2,655,738	2,655,738

 See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$33,345	$82,081
Adjustments to reconcile net income to net
cash provided by (used in) operations
Depreciation, depletion & amortization	124,135	168,337
Provision for income taxes	18,500	42,300
Stock based compensation	-	11,525
Gain on debt extinguishment	-	(438,967)
Unrealized (gain) loss on oil and gas derivatives	40,920	(21,590)
Changes in current assets and liabilities	958,377	(754,172)
Other changes, net	(823)	22,667
Net cash flows from operating activities	1,174,454	(887,819)

Cash flows from investing activities:
Decrease in restricted cash	-	1,613,637
Purchase of property and equipment	(123,314)	(109,893)
Net cash flows from investing activities	(123,314)	1,503,744

Cash flows from financing activities:
Payments of long term debt	(1,194,512)	(953,844)
Proceeds from long term debt	30,000	877,711
Net payments of stockholder advances	-	(490,854)
Net cash flows from financing activities	(1,164,512)	(566,987)

Net increase (decrease) in cash and cash equivalents	(113,372)	48,938
Cash and equivalents at beginning of period	142,236	142,703

Cash and equivalents at end of period	$28,864	$191,641

Supplemental cash flow data:
Cash paid for interest	$111,953	$97,830
Cash paid for income taxes	-	-

Supplemental financing activity:
Gain on debt extinguishment - related party	$-	$74,097

See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

Interim Financial Information – The accompanying consolidated financial statements have been prepared by Stratum Holdings, Inc. (the “Company”) without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of March 31, 2011, the results of its operations for the three month periods ended March 31, 2011 and 2010, and cash flows for the three month periods ended March 31, 2011 and 2010.  Certain prior year amounts have been reclassified to conform with the current year presentation.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Issued Accounting Pronouncements – In April 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-14, “Accounting for Extractive Activities – Oil and Gas.”  This update amends Accounting Standards Codification (“ASC”) 932-10-S99-1 to conform to the SEC’s recently issued final rules regarding amendments to current oil and gas reporting requirements.  The Company’s adoption of ASU 2010-14 has had no impact on its financial position, results of operations or cash flows.

(2)	Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported substantial losses from operations in the last two years and has a net working capital deficit in the amount of $5,864,186 as of March 31, 2011.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

(3)	Commodity Derivatives

Beginning in early 2009, the Company entered into three contiguous commodity derivative contracts with a major energy company covering a portion of a subsidiary’s domestic oil production.  The first two contracts have expired and the third contract remained open as of March 31, 2011.  This contract consists of a “costless collar,” with a floor price of $65.00 per barrel and a ceiling price of $105.50 per barrel, covering 1,000 barrels of oil per month for the calendar year 2011.

The Company applies “mark to market” accounting to open derivative contract in accordance with ASC 815-20, “Accounting for Derivative Instruments and Hedging Activities”.  The Company accounts for commodity derivative contracts as non-hedging transactions, as defined in ASC 815-20.  Accordingly, changes in the fair value of such derivative contracts are reflected in current earnings in the period of the change.  In the three months ended March 31, 2011 and 2010, the Company reported an unrealized derivative loss of $40,920 and an unrealized derivative gain of $21,590, based on “Level 2” inputs.

(4)	Long Term Debt

As of March 31, 2011 and December 31, 2010, the Company had the following long-term debt obligations:

	March 31.	December 31.
	2011	2010
$25,000,000 line of credit with a bank, maturity currently extended to June 2011, interest at 1.0% above prime (but not less than 6.0%) payable monthly, secured by first lien on CYMRI, LLC’s oil and gas properties, with a declining borrowing base of $2,911,000 as of March 31, 2011	$2,911,000	$2,951,000

$4,000,000 (Cdn) receivables factoring facility with a factoring company, interest on factored invoices at annual rate of 18.25%, compounded daily, for a minimum of 15 days, secured by accounts receivable of Canadian energy services business	737,754	1,806,581

Notes payable to 2 individuals, incurred in acquisition of Decca Consulting, Ltd., bearing interest at 9%, payable in monthly installments of $30,099 (Cdn) through extended maturity in June 2013, unsecured	502,524	538,087

Advances from stockholders, bearing interest at 10%, with principal and accrued interest due in March 2010, unsecured ($530,000 extended since March 2010 - see discussion below)	530,000	530,000

Other short term notes for liability insurance and accrued payables, interest rates at 7% to 9%	108,258	128,380

	4,789,536	5,954,048
Current portion of long term debt - stockholders	(770,000)	(730,709)
Current portion of long term debt - others	(3,757,012)	(4,885,961)

Long term debt, net of current portions	$262,524	$337,378

Borrowings under the bank credit agreement secured by the oil and gas properties owned by CYMRI, LLC (“CYMRI”), a subsidiary in the Exploration & Production segment, are subject to a borrowing base, which is periodically redetermined based on oil and gas reserves.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of March 31, 2011, there was no available borrowing base and the maturity was scheduled in April 2011, however, the bank informally agreed to extend the maturity on a month-to-month basis provided CYMRI makes monthly principal and interest payments during the extension period.  The bank credit agreement requires maintenance of certain financial covenants which CYMRI did not fully meet as of March 31, 2011 and December 31, 2010.  Due to the covenant violations as well as the near term maturity, we have reported this debt in our current liabilities at March 31, 2011.

We also have outstanding institutional borrowings under a factoring facility, which is secured by accounts receivable of Decca, our Canadian Energy Services subsidiary.  This factoring agreement with a Canadian factoring company provides for a revolving borrowing base of 75% of qualifying accounts receivable up to $4,000,000 (Cdn) at a daily discount rate of 0.05%, for a minimum of 15 days (an annualized interest rate of approximately 18.25%).  The factoring company has recourse against Decca for factored accounts receivable until paid, therefore, Decca accounts for advances from the factoring company as revolving borrowings secured by the factored accounts receivable.  The factoring agreement includes customary restrictive covenants on Decca’s operations but does not include any financial covenants.  Either party may terminate the factoring agreement with sixty days advance notice to the other party.  The factoring agreement replaced a revolving bank credit agreement which expired in September 2010.

In March 2010, the Company’s unsecured notes payable to certain related and unrelated parties became due and payable in the principal amount of $2,172,000.  At that time, the Company reached an agreement with noteholders in the principal amount of $1,407,000 to accept a payment of 80% of the principal balance in full satisfaction of their unsecured notes payable.  Accordingly, the Company fully extinguished the debt to these noteholders in March 2010 with principal payments totaling $1,125,000 resulting in a total gain of $551,000 on the forgiven principal and accrued interest.  Of this amount, $112,000 was attributable to debt of a current shareholder, therefore, the Company credited the after-tax equivalent of $74,000 to Additional paid in capital and recognized a pre-tax gain in the three months ended March 31, 2010 on the remaining portion attributable to unrelated parties in the amount of approximately $439,000.

The remaining unsecured noteholder is a company owned by our Chairman and Chief Executive Officer and the Company also reached an agreement with that company in March 2010 to make a net principal payment of $265,000, in exchange for deferring the maturity of the remaining balance of $500,000 to a date to be mutually determined (an additional $30,000 was borrowed on the same terms in May 2010).  The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

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

In the three month periods ended March 31, 2011 and 2010, there were no dilutive common stock equivalents reflected in the determination of net income per share as there were no outstanding in-the-money employee stock options in either period (see Note 6).

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

Option activity with directors and employees since January 1, 2010 were as follows (including options granted to directors outside of the plan):

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value

Outstanding at January 1, 2010	47,500	$7.60
Options forfeited	(25,000)	(2.40)
Outstanding at December 31, 2010	22,500	13.30
Option activity	-	-
Outstanding at March 31, 2011	22,500	$13.30	0.17	$-

Exercisable at March 31, 2011	22,500	$13.30	0.17	$-

Stock-based compensation expense related to these options in the amounts of zero and $11,525 have been recognized as a current period expense in the accompanying Consolidated Financial Statements for the three month periods ended March 31, 2011 and 2010, respectively.  As of March 31, 2011, there is no unrecognized compensation cost remaining to be recognized in future periods.  The estimated fair value of the options granted to employees under the plan was calculated using a Black Scholes option pricing model. The following schedule reflects the assumptions included in this model as it relates to the valuation of such options: (a) Expected volatility – 95%; (b) Expected risk free interest rate – 6%; (c) Expected dividend yield – zero; (d) Expected option term – 3 to 4 years, calculated pursuant to the terms of ASC 718-10 as the option grants qualify as “plain vanilla” under that pronouncement; and (e) Forfeitures – 0%, subject to adjustment for actual experience.  Vesting terms of the options are generally three years.  The aggregate intrinsic value of employee options granted as of March 31, 2011 and 2010 were zero as there were no in-the-money options at those dates.

(7)	Stockholder Advances

The Company repaid net stockholder notes and advances in the amounts of zero and $491,000 in the three months ended March 31, 2011 and 2010, respectively.  Such advances, excluding amounts advanced to finance the cash portion of the CYMRI purchase price (see Note 4), are reflected as unsecured long term debt obligations and accrue interest at a rate of 10% per annum.

(8)	Contingencies

From time to time the Company may become involved in litigation in the ordinary course of business. At the present time, other than the Company’s disclosures below, the Company’s management is not aware of any such litigation that could have a material adverse effect on its results of operations, cash flows or financial condition.

Triumph Energy, Inc., a subsidiary in the Exploration & Production segment, and a former subsidiary are joint defendants in several lawsuits involving professional liability and other matters arising in the normal course of business in the State of Louisiana.  It is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations of any of the these actions against Triumph.  The Company believes that Triumph has meritorious defenses in each case and is vigorously defending these matters.

In October 2008, an insurer for the Company’s inactive Construction Staffing subsidiary filed a lawsuit against the subsidiary alleging default on a premium finance obligation in the amount of approximately $200,000, plus interest and attorney’s fees. The Company believes that its inactive Construction Staffing subsidiary has a meritorious position in this matter and has not engaged legal counsel to defend this case.  A non-appealable judgment was rendered in favor of the plaintiff in January 2011, however, the Company does not believe that it could be held liable for damages owing by its defunct Construction Staffing subsidiary.  Nonetheless, the Company has recorded an accrual for the estimated loss exposure in this matter as of March 31, 2011.

The Company, as a lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of March 31, 2011, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(9)	Segment Information

The table below reflects the allocation between the Company’s two reportable segments of certain amounts in the consolidated Income Statement, other than interest expense and income taxes (which the Company does not believe are feasible to allocate), and the consolidated Balance Sheet as of and for the three months ended March 31, 2011 (in 000’s):

	Energy	Exploration &
	Services	Production
	(Canada)	(U. S.)	Total

Income Statement Data:
Operating revenues	$7,776	$756	$8,532
Other revenues	15	-	15
Total revenues	7,791	756	8,547
Depreciation, depletion & amortization	-	(124)	(124)
Other allocable operating expenses	(7,152)	(502)	(7,654)
Gross profit	$639	$130	769
General and administrative expenses			(544)
Operating income			225
Interest expense			(132)
Unrealized loss on oil and gas derivatives			(41)
Net income before income taxes			$52

Balance Sheet Data:
Subsidiary assets	$4,224	$6,793	$11,017
Goodwill	1,537	-	1,537
Segment assets	$5,761	$6,793	12,554
Corporate assets			50
Consolidated assets			$12,604

The table below reflects the allocation of certain Income Statement data between these two reportable segments for the three months ended March 31, 2010 (in 000’s):

Income Statement Data:
Operating revenues	$5,748	$594	$6,342
Other revenues	10	1	11
Total revenues	5,758	595	6,353
Depreciation, depletion & amortization	-	(168)	(168)
Other allocable operating expenses	(5,235)	(678)	(5,913)
Gross profit (loss)	$523	$(251)	272
General and administrative expenses			(418)
Operating loss			(146)
Interest expense			(190)
Gain on debt extinguishment			439
Unrealized gain on oil and gas derivatives			21
Net income before income taxes			$124

There is no presentation of Balance Sheet data allocated between these two reportable segments as of March 31, 2010 inasmuch as the consolidated Balance Sheet as of that date is not included in this report.

(10)	Subsequent Event

In May 2011, the Company reached substantive agreement with a third party to sell the capital stock of its Canadian Energy Services subsidiaries, Decca Consulting, Ltd. and Decca Consulting, Inc. (collectively referred to as “Decca”), for a total sales price in excess of the Company’s net investment in Decca.  Subject to final negotiations, the sales price is payable in a combination of cash, collected accounts receivable and the issuance of a promissory note payable.  Negotiations with the purchaser on a definitive stock purchase agreement are continuing, however, the Company presently expects to close the sale of Decca and to report a pre-tax gain from the sale in the second quarter of 2011.

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

We operate our domestic Exploration & Production business and our Canadian Energy Services business on an essentially autonomous basis.

Due to volatility in worldwide energy prices and tightening in credit markets, we have faced significant financial and operational challenges in the past two years.  As a result of those concerns, we recently reached substantive agreement with a third party to sell the capital stock of Decca in a transaction that we expect to close in the second quarter of 2011 and which we project will result in a pre-tax gain on the sale (see Note 10).

Results of Operations

The following discussion reflects the revenues and expenses for the three month periods ended March 31, 2011 and 2010, as reported in our consolidated financial statements and notes thereto included in Item 1.

Three months ended March 31, 2011 versus three months ended March 31, 2010 — Total revenues for the three months ended March 31, 2011 were $8,548,000 compared to $6,353,000 for the three months ended March 31, 2010.

Revenues from Decca’s Energy Services operations for the three months ended March 31, 2011 were $7,776,000 compared to $5,747,000 for the three months ended March 31, 2010.  This increase reflected a moderate upturn in the level of work for customers in Decca’s traditional Canadian market, which typically peaks in the first quarter, as well as a larger increase in new work for Decca’s non-Canadian customers.  Decca’s total billings for Energy Services in the first quarter of 2011 were approximately 6,100 man days at an average billing rate of approximately $1,275 per day.  Based on the usual seasonal cycle, the Company expects Decca’s Canadian revenues to decline during the spring thaw in the second quarter before increasing in the third and fourth quarters.

Revenues from CYMRI’s oil and gas sales for the three months ended March 31, 2011 were $756,000 compared to $594,000 for the three months ended March 31, 2010.  In the three months ended March 31, 2011, revenues from oil production were $682,000, reflecting volumes of 7,585 barrels at an average price of $89.97 per barrel, while gas revenues were $74,000, reflecting volumes of 15,643 Mcf at an average price of $4.73 per Mcf.  On an overall basis, these amounts reflect an 11% increase in average oil and gas prices as well as a 15% increase in production volumes.  The Company believes that CYMRI’s production volumes will remain at the same approximate level in the foreseeable future.

Costs of Decca’s Energy Services for the three months ended March 31, 2011 were $7,152,000 versus $5,235,000 for the three months ended March 31, 2010.  This increase in costs of Energy Services was in line with the previously noted increase in Decca’s Energy Services revenues.  As a result of competitive pressures, Decca experienced a slight reduction in the gross margin on its consulting services to approximately 8% of gross revenues in the three months ended March 31, 2011 from 9% in the three months ended March 31, 2010.

Lease operating expenses (“LOE”), including production taxes, were $398,000 for the three months ended March 31, 2011 versus $477,000 for the three months ended March 31, 2010, representing LOE of CYMRI’s oil and gas production operations.  This decrease was due to a change in the relative timing of certain lease operating expenses between the two quarterly periods.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended March 31, 2011 was $124,000 versus $168,000 for the three months ended March 31, 2010, representing DD&A of CYMRI’s oil and gas properties.  This decrease was due to a significant decline in depletion rates, partially offset by an increase in production volumes.

Workover expenses for the three months ended March 31, 2011 were $104,000 versus $200,000 for the three months ended March 31, 2010, representing workovers on CYMRI’s South Texas oil and gas properties.  This decrease was largely experienced in CYMRI’s Burnell Field.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2011 were $544,000 compared to $418,000 for the three months ended March 31, 2010.  This increase reflected a reduction in administrative expenses recovered from third parties under contract operating agreements.

Interest expense for the three months ended March 31, 2011 was $132,000 versus $190,000 for the three months ended March 31, 2010.  This decrease was due in large part to interest no longer being incurred on the Company’s unsecured notes payable that were repaid in March 2010 (see Note 4).

Gain on debt extinguishment for the three months ended March 31, 2011 was zero compared to $439,000 for the three months ended March 31, 2010.  This decrease was due to the forgiveness of a portion of the principal and all of the accrued interest on unsecured notes payable to certain unrelated parties in March 2010 (see Note 4).

Unrealized loss on oil and gas derivatives for the three months ended March 31, 2011 was $41,000 versus an unrealized gain of $22,000 for the three months ended March 31, 2010.  This fluctuation was due to the change in fair value of CYMRI’s outstanding oil and gas derivative contracts (see Note 3).

Income taxes were a provision of $19,000 for the three months ended March 31, 2011 compared to $42,000 for the three months ended March 31, 2010.  These provision amounts reflected consolidated income tax rates of 36% and 34%, respectively, in the three month periods ended March 31, 2011 and 2010.

Liquidity and Capital Resources

Operating activities.  Net cash provided by operating activities for the three months ended March 31, 2011 was $1,174,000 compared to net cash used in operating activities of $888,000 for the three months ended March 31, 2010.  This comparative increase in net operating cash flows reflected relative improvements in the levels of cash generated by both of the Company’s operating segments, especially as it relates to the working capital components of Decca’s Energy Services operations.

Investing activities.  Net cash used in investing activities for the three months ended March 31, 2011 was $123,000 compared to net cash provided by investing activities for the three months ended March 31, 2010 of $1,504,000.  This fluctuation was primarily due to the expiration of a two year escrow account in the first quarter of 2010 enabling the Company to convert approximately $1.6 million of restricted cash arising from the March 2008 sale of a former subsidiary to unrestricted cash in the three months ended March 31, 2010.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2011 was $1,165,000 compared to $567,000 for the three months ended March 31, 2010.  This relative decrease in financing cash flows was primarily related to the short term financing requirements of Decca’s Energy Services operations (see Note 4).

As disclosed in Note 4, a substantial portion of our existing long term debt is in the form of a bank credit facility secured by CYMRI’s producing oil and gas properties.  Borrowings under the bank credit agreement amounted to $2,911,000 as of March 31, 2011 and are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base. As of March 31, 2011, there was no available borrowing base and the maturity was scheduled in April 2011, however, the bank informally agreed to extend the maturity on a month-to-month basis provided CYMRI makes monthly principal and interest payments during the extension period.  The Company is currently seeking commitments from other financial institutions for a new credit facility to replace the maturing credit agreement.

CYMRI did not fully meet certain financial covenants under the credit agreement as of March 31, 2011 and December 31, 2010.  The bank is aware of these covenant violations, however, it has not requested, nor does the Company expect it to request, accelerated payment of this debt, which is classified in our current liabilities, as a result of both the covenant violations and the near term maturity.

As of March 31, 2011, we also had outstanding institutional borrowings of $738,000 under a factoring facility, which is secured by accounts receivable of Decca, our Canadian Energy Services subsidiary (see Note 4).  This factoring agreement with a Canadian factoring company became effective in October 2010 and provides for a revolving borrowing base of 75% of qualifying accounts receivable up to $4,000,000 (Cdn) at an annual interest rate of 18.25%, compounded daily, for a minimum of 15 days.  The factoring agreement includes customary restrictive covenants on Decca’s operations but does not include any financial covenants.  The factoring agreement replaced a revolving bank credit agreement which expired in September 2010.

Our primary ongoing capital expenditures are in the Exploration & Production segment, which can be highly capital intensive.  In this business, expenditures for CYMRI’s drilling and equipping of oil and gas wells are typically required to maintain or increase existing production levels.  We normally attempt to finance CYMRI’s capital expenditure requirements through a combination of cash flow from operations and secured bank borrowings and we expect that these sources will be sufficient to meet our capital expenditures in 2011.  We presently have relatively low capital expenditure requirements relating to CYMRI’s oil and gas properties as evidenced by a total of only $123,000 being spent as of March 31, 2011.  While we expect additional amounts of capital expenditures in the remainder of 2011, we do not expect such amounts to be significant and we believe that such amounts can be financed largely through our traditional sources.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported substantial losses from operations in the last two years and presently has a net working capital deficit in the amount of $5,864,186 as of March 31, 2011.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

We believe that closing of the Decca sale on the terms indicated in Note 10 would substantially improve our financial condition.  Upon closing of the sale, we would expect to apply a portion of the sales proceeds to the repayment of Decca related debt and other accrued obligations.  Subsequent to the sale, we believe that the purchaser’s scheduled note payments will provide an enhanced source of liquidity for our continuing operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  See our Annual Report on Form 10-K for the year ended December 31, 2010 for a further description of our critical accounting policies and estimates.

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

The material weakness relates to deficient completeness and cut-off controls with regard to revenues and cost of sales at our Canadian Energy Services subsidiaries, Decca Consulting, Ltd. and Decca Consulting, Inc. (collectively referred to as “Decca”).  In order to address this material weakness, management has implemented an interim compensating control in the form of an entity level analytical review by its Chief Financial Officer.  To the extent practical in light of Decca’s current financial performance, the Company anticipates the implementation of improved completeness and cut-off controls with regard to revenues and cost of sales at the operating unit level at an appropriate time.  It should be noted, however, that the impact of this material weakness on Stratum’s consolidated results of operations is substantially mitigated in view of the fact that Decca’s receivables and payables invoices are recorded in simultaneous batches and Decca has a relatively low gross margin between revenues and cost of sales of approximately 8-9%.

Notwithstanding this material weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended March 31, 2011.

(b) Changes in internal controls over financial reporting.

There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

May 16, 2011