Form 10-Q
period 2011-09-30
STRATUM HOLDINGS, INC.
filed 2011-11-04
CIK 1277998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

The number of shares outstanding of Common Stock, par value $.01 per share, as of November 4, 2011 was 2,655,738 shares.

STRATUM HOLDINGS, INC.
FORM 10-Q
SEPTEMBER 30, 2011

STRATUM HOLDINGS, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$297,382	$63,133
Accounts receivable	665,538	605,041
Prepaid expenses and other	83,356	122,348
Notes receivable from sale of subsidiary	2,115,520	-
Fair value of oil and gas derivatives	1,190	-
Current assets of discontinued operations	-	4,032,400
Total current assets	3,162,986	4,822,922

Property and equipment:
Oil and gas properties, evaluated (full cost method)	14,737,863	14,560,532
Other property and equipment	133,692	133,692
Total property and equipment	14,871,555	14,694,224
Less: Accumulated depreciation, depletion and amortization	(8,982,913)	(8,611,835)
Net property and equipment	5,888,642	6,082,389

Other assets:
Notes receivable from sale of subsidiary	1,441,262	-
Noncurrent assets of discontinued operations	-	1,659,431
Total other assets	1,441,262	1,659,431

Total assets	$10,492,890	$12,564,742

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt - stockholders	$476,282	$730,709
Current portion of long-term debt - others	2,969,506	3,079,380
Accounts payable	693,298	881,904
Accrued liabilities	1,483,448	1,241,840
Fair value of oil and gas derivatives	-	37,835
Current liabilities of discontinued operations	-	4,652,823
Total current liabilities	5,622,534	10,624,491

Long-term debt, net of current portion	233,718	337,378
Deferred income taxes	1,587,100	1,559,500
Asset retirement obligations	356,710	333,670
Total liabilities	7,800,062	12,855,039

Stockholders’ equity (deficit):
Preferred stock, $.01 par value per share, 1,000,000 shares authorized,
None issued	-	-
Common stock, $.01 par value per share, 5,000,000 shares authorized,
2,655,738 shares issued and outstanding	26,557	26,557
Additional paid in capital	12,894,490	12,894,490
Accumulated deficit	(10,228,219)	(13,001,655)
Accumulated foreign currency translation adjustment	-	(209,689)
Total stockholders’ equity (deficit)	2,692,828	(290,297)

Total liabilities and stockholders’ equity (deficit)	$10,492,890	$12,564,742

See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2011	2010
Revenues:
Oil and gas sales	$738,760	$689,502
Other	-	38
Total revenues	738,760	689,540

Operating expenses:
Lease operating expense	347,596	320,411
Depreciation, depletion and amortization	125,421	216,333
Workover expense	36,519	93,461
Selling, general and administrative	299,223	201,686
Total operating expenses	808,759	831,891

Operating loss	(69,999)	(142,351)

Other income (expense):
Interest expense	(77,884)	(52,078)
Gain on oil and gas derivatives	16,135	160

Loss before income taxes	(131,748)	(194,269)
Benefit for income taxes	31,000	66,000
Net loss from continuing operations	(100,748)	(128,269)
Discontinued operations, net of tax	-	(1,694)
Net loss	$(100,748)	$(129,963)

Net loss per share, basic and diluted:
Net loss from continuing operations	$(0.04)	$(0.05)
Discontinued operations, net of tax	-	(0.00)
Net loss	$(0.04)	$(0.05)

Weighted average shares outstanding, basic and diluted	2,655,738	2,655,738

 See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Revenues:
Oil and gas sales	$2,323,964	$2,061,977
Other	-	1,012
Total revenues	2,323,964	2,062,989

Operating expenses:
Lease operating expense	1,171,780	1,151,154
Depreciation, depletion and amortization	371,078	626,234
Workover expense	207,357	310,630
Selling, general and administrative	869,612	676,645
Total operating expenses	2,619,827	2,764,663

Operating loss	(295,863)	(701,674)

Other income (expense):
Interest expense	(206,759)	(288,688)
Gain on debt extinguishment	-	438,967
Gain on oil and gas derivatives	34,486	82,660

Loss before income taxes	(468,136)	(468,735)
Benefit for income taxes	143,600	159,300
Net loss from continuing operations	(324,536)	(309,435)
Discontinued operations, net of tax	3,097,972	224,679
Net income (loss)	$2,773,436	$(84,756)

Net income (loss) per share, basic and diluted:
Net loss from continuing operations	$(0.12)	$(0.12)
Discontinued operations, net of tax	1.16	0.09
Net income (loss)	$1.04	$(0.03)

Weighted average shares outstanding, basic and diluted	2,655,738	2,655,738

 See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss from continuing operations	$(324,536)	$(309,435)
Adjustments to reconcile net loss from continuing
operations to net cash provided by (used in) operations
Depreciation, depletion and amortization	371,078	626,234
Benefit for income taxes	(143,600)	(159,300)
Stock based compensation	-	11,525
Gain on debt extinguishment	-	(438,967)
Unrealized gain on oil and gas derivatives	(39,025)	(82,660)
Changes in current assets and liabilities	31,497	22,164
Other changes, net	15,313	63,988
Net cash flows from continuing operations	(89,273)	(266,451)
Net cash flows from discontinued operations	659,916	743,334
Total cash flows from operating activities	570,643	476,883

Cash flows from investing activities:
Receipt of cash from sale of subsidiary	350,000	-
Collection of notes receivable from sale of subsidiary	1,132,542	-
Decrease in restricted cash	-	1,613,637
Purchase of property and equipment	(177,331)	(148,025)
Net cash flows from investing activities	1,305,211	1,465,612

Cash flows from financing activities:
Payments of long term debt	(396,111)	(1,013,876)
Proceeds from long term debt	48,150	32,725
Net payments of stockholder advances	(120,000)	(460,854)
Net cash flows from continuing operations	(467,961)	(1,442,005)
Net cash flows from discontinued operations	(1,173,644)	(512,111)
Total cash flows from financing activities	(1,641,605)	(1,954,116)

Net increase (decrease) in cash and cash equivalents	234,249	(11,621)
Cash and cash equivalents at beginning of period	63,133	142,703

Cash and cash equivalents at end of period	$297,382	$131,082

Supplemental cash flow data:
Cash paid for interest - continuing operations	$154,961	$145,610
Cash paid for interest - discontinued operations	120,065	320,205

Supplemental investing activity:
Notes receivable issued for sale of subsidiary - current	$2,839,324	-
Notes receivable issued for sale of subsidiary - noncurrent	1,850,000	-

Supplemental financing activity:
Gain on debt extinguishment - related party	$-	$74,097

See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)           Basis of Presentation

Interim Financial Information – The accompanying consolidated financial statements have been prepared by Stratum Holdings, Inc. (“we”, “our” or  the “Company”) without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of September 30, 2011, the results of its operations for the three month and nine month periods ended September 30, 2011 and 2010, and cash flows for the nine month periods ended September 30, 2011 and 2010.  Certain prior year amounts have been reclassified to conform with the current year presentation.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.

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

(2)           Discontinued Operations

On June 3, 2011, the Company entered into a Stock Purchase Agreement (“SPA”) with a private company to sell the capital stock of its Canadian Energy Services subsidiaries, Decca Consulting, Ltd. and Decca Consulting, Inc. (collectively referred to as “Decca”), for a total sales price of $4,600,000 (plus a working capital adjustment).  The sales price consisted of the following components: (a) Cash amount of $350,000 paid at closing; (b) Non-interest bearing notes issued by the purchaser in the amount of $2,400,000 (plus an estimated working capital adjustment of $439,324), payable out of the post-closing collection of Decca’s accounts receivable (as of September 30, 2011, note payments of $1,132,542 had been made by the purchaser); and (c) Interest bearing notes issued by the purchaser in the amount of $1,850,000, payable in 48 monthly installments of principal and interest (at 8% per annum), commencing on October 1, 2011 (as of September 30, 2011, $408,738 of this note amount was classified as a current asset).  The Company recognized a preliminary pre-tax gain from this sale in the nine months ended September 30, 2011 in the amount of $2,765,595.

As noted above, the purchaser has issued non-interest bearing “receivables” notes to the Company in the total amount of $2,839,324 (including an estimated working capital adjustment of $439,324).  The Company believes that these non-interest bearing notes will be paid by the purchaser from the post-closing collection of Decca’s accounts receivable within the current operating cycle.  At the present time, the Company and the purchaser are operating under a mutually acceptable agreement for the payment of the non-interest bearing “receivables” notes to the Company from the post-closing collection of Decca’s accounts receivable.  The Company and the purchaser expect to ultimately restructure the interest bearing “installment” notes, however, no definitive agreement has yet been reached in that regard.

The results of discontinued operations of Decca for the nine months ended September 30, 2011 and 2010, including the estimated gain on sale in 2011, are summarized below (such amounts in the first column reflect Decca’s operating results only through the date of the sale):

	Nine Months Ended September 30,
	2011	2010

Energy services revenues	$12,768,505	$14,736,836
Cost of energy services	(11,720,562)	(13,469,582)
Gross profit	1,047,943	1,267,254
General and administrative expenses	(424,301)	(606,670)
Interest expense	(120,065)	(320,205)
Gain on sale (estimated)	2,765,595	-
Net income before income taxes	3,269,172	340,379
Provision for income taxes	(171,200)	(115,700)
Net income	$3,097,972	$224,679

The above provision for income taxes reflects the sales gain as a permanent tax difference in the 2011 period as it essentially reflects the reversal of goodwill impairments recorded in previous years for which no temporary differences were originally recognized.  The following table presents the current assets, noncurrent assets and current liabilities applicable to the Company’s discontinued operations as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Current assets:
Cash	$-	$79,103
Accounts receivable	-	3,927,635
Prepaid expenses	-	25,662
	-	4,032,400
Noncurrent assets:
Goodwill	-	1,536,313
Other assets	-	123,118
	-	1,659,431
Current liabilities:
Current portion of long term debt	-	(1,806,581)
Accounts payable	-	(2,841,850)
Accrued liabilities	-	(4,392)
	-	(4,652,823)

Net assets of discontinued operations	$-	$1,039,008

(3)           Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and has a substantial working capital deficit as of September 30, 2011.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

(4)           Commodity Derivatives

The Company currently has an unexpired commodity derivative contract with a major energy company covering a portion of a subsidiary’s domestic oil production.  This contract consists of a “costless collar,” with a floor price of $65.00 per barrel and a ceiling price of $105.50 per barrel, covering 1,000 barrels of oil per month for the calendar year 2011.

The Company applies “mark to market” accounting to open derivative contract in accordance with ASC 815-20, “Accounting for Derivative Instruments and Hedging Activities”.  The Company accounts for commodity derivative contracts as non-hedging transactions, as defined in ASC 815-20.  Accordingly, changes in the fair value of such derivative contracts are reflected in current earnings in the period of the change.  In the nine months ended September 30, 2011 and 2010, the Company reported unrealized derivative gains of $39,025 and $82,660, respectively, based on “Level 2” inputs.  In the nine months ended September 30, 2011 and 2010, the Company reported realized derivative losses of $4,539 and zero, respectively.

(5)           Long Term Debt

As of September 30, 2011 and December 31, 2010, the Company had the following long-term debt obligations:

	September 30.	December 31.
	2011	2010
$25,000,000 line of credit with a bank, maturity currently extended to October 2011, interest at 1.0% above prime (but not less than 8.0%) payable monthly, secured by first lien on CYMRI, LLC’s oil and gas properties, with a borrowing base of $2,886,000 as of September 30, 2011	$2,886,000	$2,951,000

$4,000,000 (Cdn) receivables factoring facility with a factoring company, interest on factored invoices at annual rate of 18.25%, compounded daily, for a minimum of 15 days, secured by accounts receivable of Canadian energy services business	-	1,806,581

Notes payable to 2 individuals, incurred in acquisition of Decca Consulting, Ltd., paid and restructured into newly issued notes payable in 48 monthly installments of principal and interest (at 8% per annum) commencing October 1, 2011, in conjunction with sale of Decca (see Note 2)	300,000	538,087

Advances from stockholders, bearing interest at 10%, with principal and accrued interest due in March 2010, unsecured (extended since March 2010 - see discussion below)	410,000	530,000

Other short term notes for liability insurance and accrued payables, interest rates at 7% to 9%	83,506	128,380

	3,679,506	5,954,048
Current portion of long term debt - stockholders	(476,282)	(730,709)
Current portion of long term debt - others	(2,969,506)	(3,079,380)
Current portion of long term debt - discontinued operations	-	(1,806,581)

Long term debt, net of current portions	$233,718	$337,378

Borrowings under the bank credit agreement secured by the oil and gas properties owned by CYMRI, LLC (“CYMRI”), a subsidiary in the Exploration & Production segment, are subject to a borrowing base, which is periodically redetermined based on oil and gas reserves.

The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of September 30, 2011, there was no available borrowing base and the maturity was scheduled in October 2011, however, the bank informally agreed to extend the maturity on a month-to-month basis until a more permanent arrangement can be made.  The bank credit agreement requires maintenance of certain financial covenants which CYMRI did not fully meet as of September 30, 2011 and December 31, 2010.  Due to the covenant violations as well as the near term maturity, we have reported this debt in our current liabilities at September 30, 2011.

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

In March 2010, the Company reached an agreement with certain unsecured noteholders in the principal amount of $1,407,000 to accept a payment of 80% of the principal balance in full satisfaction of their notes payable.  Accordingly, the Company fully extinguished the debt to these noteholders in March 2010 with principal payments totaling $1,125,000 resulting in a total gain of $551,000 on the forgiven principal and accrued interest.  Of this amount, $112,000 was attributable to debt of a current shareholder, therefore, the Company credited the after-tax equivalent of $74,000 to Additional paid in capital and recognized a pre-tax gain in the nine months ended September 30, 2010 on the remaining portion attributable to unrelated parties in the amount of approximately $439,000.

The remaining unsecured noteholder is a company owned by our Chairman and Chief Executive Officer and the Company also reached an agreement with that company in March 2010 to make a net principal payment of $265,000, in exchange for indefinitely deferring the maturity of the remaining balance of $500,000 (which has been subsequently reduced to a balance of $410,000 as of September 30, 2011 due to net payments totaling $90,000).  The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

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

In the nine months ended September 30, 2011, there were no dilutive common stock equivalents reflected in the determination of net income per share as there were no outstanding in-the-money employee stock options (see Note 7).  In the nine months ended September 30, 2010, there were no dilutive common stock equivalents reflected in the determination of net loss per share as the effect would have been anti-dilutive.

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

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value

Outstanding at January 1, 2010	47,500	$7.60
Options forfeited	(25,000)	(2.40)
Outstanding at December 31, 2010	22,500	13.30
Options forfeited	(22,500)	(13.30)
Outstanding at September 30, 2011	-	$-	-	$-

Exercisable at September 30, 2011	-	$-	-	$-

Stock-based compensation expense related to these options in the amounts of zero and $11,525 have been recognized as a current period expense in the accompanying Consolidated Financial Statements for the six month periods ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, there is no unrecognized compensation cost remaining to be recognized in future periods.  The estimated fair value of the options granted to employees under the plan was calculated using a Black Scholes option pricing model. The following schedule reflects the assumptions included in this model as it relates to the valuation of such options: (a) Expected volatility – 95%; (b) Expected risk free interest rate – 6%; (c) Expected dividend yield – zero; (d) Expected option term – 3 to 4 years, calculated pursuant to the terms of ASC 718-10 as the option grants qualify as “plain vanilla” under that pronouncement; and (e) Forfeitures – 0%, subject to adjustment for actual experience.  Vesting terms of the options are generally three years.  The aggregate intrinsic value of employee options granted as of September 30, 2011 and 2010 were zero as there were no in-the-money options at those dates.

(8)           Stockholder Advances

The Company repaid net stockholder notes and advances in the amounts of $120,000 and $461,000 in the nine months ended September 30, 2011 and 2010, respectively.  Such advances, excluding amounts advanced to finance the cash portion of the CYMRI purchase price (see Note 5), are reflected as unsecured long term debt obligations and accrue interest at a rate of 10% per annum.

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

In October 2008, an insurer for the Company’s inactive Construction Staffing subsidiary filed a lawsuit against the subsidiary alleging default on a premium finance obligation in the amount of approximately $200,000, plus interest and attorney’s fees.  The Company believes that its inactive Construction Staffing subsidiary has a meritorious position in this matter and has not engaged legal counsel to defend this case.  A non-appealable judgment was rendered in favor of the plaintiff in January 2011, however, the Company believes that the loss exposure of its defunct Construction Staffing subsidiary would be reduced by approximately one-half due to an offsetting amount that would be due from the underlying carrier.  Accordingly, the Company has recorded an accrual for such estimated net loss exposure in this matter as of September 30, 2011.

The Company, as a lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of September 30, 2011, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

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

Results of Operations

The following discussion reflects the revenues and expenses for the three month and nine month periods ended September 30, 2011 and 2010, as reported in our consolidated financial statements and notes thereto included in Item 1.

Three months ended September 30, 2011 versus three months ended September 30, 2010 — Total revenues from continuing operations for the three months ended September 30, 2011 were $739,000 compared to $690,000 for the three months ended September 30, 2010.

Revenues from CYMRI’s and Triumph’s oil and gas sales for the three months ended September 30, 2011 were $739,000 compared to $690,000 for the three months ended September 30, 2010.  In the three months ended September 30, 2011, revenues from oil production were $642,000, reflecting volumes of 6,916 barrels at an average price of $92.83 per barrel, while gas revenues were $97,000, reflecting volumes of 19,418 Mcf at an average price of $5.00 per Mcf.  On an overall basis, these amounts reflect a 17% increase in average oil and gas prices which was partially offset by a 9% decline in production volumes.  The Company believes that continuing declines in CYMRI’s and Triumph’s production volumes are likely in the foreseeable future.

Lease operating expenses (“LOE”), including production taxes, were $348,000 for the three months ended September 30, 2011 versus $320,000 for the three months ended September 30, 2010, representing LOE of CYMRI’s and Triumph’s oil and gas production operations.  This increase was largely due to a change in the relative timing of certain lease operating expenses between the two quarterly periods.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended September 30, 2011 was $125,000 versus $216,000 for the three months ended September 30, 2010, representing DD&A of CYMRI’s and Triumph’s oil and gas properties.  This decrease was due to a significant decline in depletion rates as well as a decrease in production volumes.

Workover expenses for the three months ended September 30, 2011 were $37,000 versus $93,000 for the three months ended September 30, 2010, representing workovers on CYMRI’s and Triumph’s oil and gas properties.  This decrease was largely experienced in CYMRI’s Burnell Field.

Selling, general and administrative (“SG&A”) expenses from continuing operations for the three months ended September 30, 2011 were $299,000 compared to $202,000 for the three months ended September 30, 2010.  This increase primarily reflected a reduction in administrative expenses recovered from third parties under contract operating agreements.

Interest expense from continuing operations for the three months ended September 30, 2011 was $78,000 versus $52,000 for the three months ended September 30, 2010.  This increase was substantially due to a higher interest rate on outstanding borrowings secured by CYMRI’s and Triumph’s oil and gas properties.

Gain on oil and gas derivatives for the three months ended September 30, 2011 was $16,000 versus nil for the three months ended September 30, 2010.  This fluctuation was largely due to the change in fair value of CYMRI’s outstanding oil and gas derivative contracts (see Note 4).

Income taxes from continuing operations were a benefit of $31,000 for the three months ended September 30, 2011 compared to a benefit of $66,000 for the three months ended September 30, 2010.  These benefit amounts reflected consolidated income tax rates from continuing operations of 24% and 34%, respectively.

Income from discontinued operations, net of income taxes, was zero for the three months ended September 30, 2011 versus a net loss $2,000 for the three months ended September 30, 2010.  As further described in Note 2, we sold the outstanding capital stock of our Canadian Energy Services subsidiary, Decca, to a private company on June 3, 2011.  The results of operations of our Canadian Energy Services business have been classified as discontinued operations in the Consolidated Statement of Operations, net of applicable income tax expense.

Nine months ended September 30, 2011 versus nine months ended September 30, 2010 — Total revenues from continuing operations for the nine months ended September 30, 2011 were $2,324,000 compared to $2,063,000 for the nine months ended September 30, 2010.

Revenues from CYMRI’s and Triumph’s oil and gas sales for the nine months ended September 30, 2011 were $2,324,000 compared to $2,062,000 for the nine months ended September 30, 2010.  In the nine months ended September 30, 2011, revenues from oil production were $2,078,000, reflecting volumes of 21,677 barrels at an average price of $95.86 per barrel, while gas revenues were $246,000, reflecting volumes of 51,123 Mcf at an average price of $4.81 per Mcf.  On an overall basis, these amounts reflect a 24% increase in average oil and gas prices which was partially offset by a 9% decline in production volumes.  The Company believes that continuing declines in CYMRI’s and Triumph’s production volumes are likely in the foreseeable future.

Lease operating expenses (“LOE”), including production taxes, were $1,172,000 for the nine months ended September 30, 2011 versus $1,151,000 for the nine months ended September 30, 2010, representing LOE of CYMRI’s and Triumph’s oil and gas production operations.  This slight increase between the two quarterly periods was not considered to be significant.

Depreciation, depletion and amortization (“DD&A”) expense for the nine months ended September 30, 2011 was $371,000 versus $626,000 for the nine months ended September 30, 2010, representing DD&A of CYMRI’s and Triumph’s oil and gas properties.  This decrease was due to a significant decline in depletion rates as well as a decrease in production volumes.

Workover expenses for the nine months ended September 30, 2011 were $207,000 versus $311,000 for the nine months ended September 30, 2010, representing workovers on CYMRI’s South Texas oil and gas properties.  This decrease was largely experienced in CYMRI’s Burnell Field.

Selling, general and administrative (“SG&A”) expenses from continuing operations for the nine months ended September 30, 2011 were $870,000 compared to $677,000 for the nine months ended September 30, 2010.  This increase primarily reflected a reduction in administrative expenses recovered from third parties under contract operating agreements.

Interest expense from continuing operations for the nine months ended September 30, 2011 was $207,000 versus $289,000 for the nine months ended September 30, 2010.  This decrease was due in large part to interest no longer being incurred on the Company’s unsecured notes payable that were repaid in March 2010 (see Note 5).

Gain on debt extinguishment for the nine months ended September 30, 2011 was zero compared to $439,000 for the nine months ended September 30, 2010.  This decrease was due to the forgiveness of a portion of the principal and all of the accrued interest on unsecured notes payable to certain unrelated parties in March 2010 (see Note 5).

Gain on oil and gas derivatives for the nine months ended September 30, 2011 was $34,000 versus $83,000 for the nine months ended September 30, 2010.  This fluctuation was largely due to the change in fair value of CYMRI’s outstanding oil and gas derivative contracts (see Note 4).

Income taxes from continuing operations were a benefit of $144,000 for the nine months ended September 30, 2011 compared to a benefit of $159,000 for the nine months ended September 30, 2010.  These benefit amounts reflected consolidated income tax rates from continuing operations of 31% and 34%, respectively.

Income from discontinued operations, net of income taxes, was $3,098,000 for the nine months ended September 30, 2011 versus $225,000 for the nine months ended September 30, 2010.  As further described in Note 2, we sold the outstanding capital stock of our Canadian Energy Services subsidiary, Decca, to a private company on June 3, 2011.  The results of operations of our Canadian Energy Services business, including the pre-tax gain in the estimated amount of $2,766,000 recognized from the sale, have been classified as discontinued operations in the Consolidated Statement of Operations, net of applicable income tax expense reflecting the sales gain as a permanent tax difference in the 2011 period.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities from continuing operations for the nine months ended September 30, 2011 was $89,000 compared to $266,000 for the nine months ended September 30, 2010.  This comparative difference in net operating cash flows reflected a relative improvement in the level of cash usage in our domestic Exploration & Production segment, primarily due to the effect of higher average oil and gas prices.

Investing activities.  Net cash provided by investing activities, after deducting capital expenditures, was $1,305,000 for the nine months ended September 30, 2011 compared to $1,466,000 for the nine months ended September 30, 2010.  In the nine months ended September 30, 2011, the Company received proceeds from the sale of Decca in the amount of $350,000 of cash paid at closing and $1,133,000 from the post-closing collection of notes receivable from the purchaser.  In the nine months ended September 30, 2010, the Company converted approximately $1.6 million of restricted cash arising from the March 2008 sale of a former subsidiary into unrestricted cash.

Financing activities. Net cash used in financing activities from continuing operations for the nine months ended September 30, 2011 was $468,000 compared to $1,442,000 for the nine months ended September 30, 2010.  This relative increase in net financing cash flows was primarily due to the liquidation of the Company’s unsecured notes payable that were repaid in March 2010 (see Note 5).

As disclosed in Note 5, a substantial portion of our existing long term debt is in the form of a bank credit facility secured by CYMRI/Triumph’s producing oil and gas properties.  Borrowings under the bank credit agreement amounted to $2,886,000 as of September 30, 2011 and are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base. As of September 30, 2011, there was no available borrowing base and the maturity was scheduled in October 2011, however, the bank has informally agreed to extend the maturity on a month-to-month basis until a more permanent arrangement can be made.  The Company is currently seeking commitments from its current bank and other financial institutions for a new credit facility to replace the maturing credit agreement.

CYMRI did not fully meet certain financial covenants under the credit agreement as of September 30, 2011 and December 31, 2010.  The bank is aware of these covenant violations, however, it has not requested, nor does the Company expect it to request, accelerated payment of this debt, which is classified in our current liabilities, as a result of both the covenant violations and the near term maturity.

Our ongoing capital expenditures are in the Exploration & Production segment, which can be highly capital intensive.  In this business, expenditures for CYMRI/Triumph’s drilling and equipping of oil and gas wells are typically required to maintain or increase existing production levels.  We normally attempt to finance CYMRI/Triumph’s capital expenditure requirements through a combination of cash flow from operations and secured bank borrowings and we expect that these sources will be sufficient to meet our capital expenditures in 2011.  We presently have relatively low capital expenditure requirements relating to CYMRI/Triumph’s oil and gas properties as evidenced by a total of only $177,000 being spent as of September 30, 2011.  We believe that our capital expenditures for the remainder of 2011 can be financed largely through our traditional sources.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and presently has a working capital deficit in the amount of $2,460,000.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

We believe that the June 2011 sale of Decca, on the terms summarized in Note 2, potentially improves our financial condition.  It should be noted, however, that we received only a relatively small portion of the sales price in cash at closing and our realization of the remaining sales price will depend on the purchaser making scheduled payments of principal and interest to us in accordance with the terms of our notes receivable.  Assuming that the purchaser makes the note payments to us in accordance with their terms, we believe that such note payments will provide an enhanced source of liquidity for our continuing operations.

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

(a) Disclosure controls and procedures

As of the date of this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our internal controls over financial reporting which encompasses our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective at the reasonable assurance level.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

      See Note 9 to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

      Information for this Item is not required as the Registrant is a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 5.	OTHER INFORMATION

      None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

STRATUM HOLDINGS, INC.

November 4, 2011	By:	/s/ Larry M. Wright
Larry M. Wright
Chief Executive Officer

/s/D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer