Form 10-K
period 2011-12-31
STRATUM HOLDINGS, INC.
filed 2012-03-26
CIK 1277998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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
Common Stock, $0.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act): Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act): Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  Yes ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐   No ☑

The aggregate market value of Common Stock held by non-affiliates of the Registrant (based upon the closing price of such shares as quoted on the OTC Bulletin Board) as of the last business day of the most recently completed second fiscal quarter was approximately $152,000.

The number of shares outstanding of the Registrant's Common Stock as of March 23, 2012 was 2,655,738 shares.

 STRATUM HOLDINGS, INC.
2011 FORM 10-K

PART I

ITEM 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES.

Stratum Holdings, Inc. (“we”, “our” or the “Company”) is a holding company headquartered in Houston, Texas, whose operations are presently focused on the domestic Exploration & Production business.  In that business, our wholly-owned subsidiaries, CYMRI, L.L.C. (“CYMRI”) and Triumph Energy, Inc. (“Triumph”), own working interests in approximately 60 producing oil and gas wells in Texas and Louisiana, with net production of approximately 700 MCF equivalent per day.

Through June 3, 2011, we also operated in the Canadian Energy Services business via two wholly-owned subsidiaries, Decca Consulting, Ltd. and Decca Consulting, Inc. (collectively referred to as “Decca”).  On that date, we sold the outstanding capital stock of Decca to a private company, as more fully described in the section on Energy Services below.  Although we have sold Decca, the note payments that we are receiving from the purchaser pursuant to the sales agreement represent a current source of liquidity for our continuing operations.

We seek to increase shareholder value through an approach focused on both growth and transaction opportunities in the energy industry.  Our management team has executive level contacts throughout the energy industry and has expertise in identifying and closing transaction opportunities.

The following two sections provide additional background information on our continuing Exploration & Production business and our discontinued Canadian Energy Services business.

Exploration & Production

Our Exploration & Production operations commenced with the acquisition of CYMRI’s predecessor company in May 2006 for a combination of cash, notes payable and Common Stock totaling $12.7 million.  CYMRI was originally formed by our present Chief Executive Officer, Larry Wright, in July 2001 to acquire long-lived oil and gas reserves.  CYMRI completed several oil and gas property acquisitions in South Texas, primarily known as the Burnell and Kibbe Fields, in 2001-2003.

CYMRI had previously acquired Petroleum Engineers, Inc. (“PEI”)  in June 2004 for total consideration of $5.1 million and that acquisition included interests in non-operated oil and gas properties in South Louisiana owned by Triumph, which was a PEI affiliate at that time.  The Company’s subsequent sale of PEI in March 2008 did not include the oil and gas properties of Triumph.

Shown below are certain SEC required disclosures regarding our Exploration & Production business.

Oil and Gas Reserves

The following table sets forth summary information with respect to the estimates of CYMRI/Triumph’s proved oil and gas reserves, as of December 31, 2011, prepared by Prator Bett, L.L.C., our independent reservoir engineering firm:

	Oil	Gas	Total	PV10 Value
	(MBbl)	(MMcf)	(MMcfe)	(000's)

Proved developed reserves	424	771	3,316	$11,372
Proved undeveloped reserves	48	-	287	1,390
Total proved reserves	472	771	3,603	12,762
Discounted future income taxes				(3,917)
Standardized measure of discounted
future net cash flows				$8,845

Proved reserves are those quantities of petroleum, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be commercially recoverable, from a given date forward, from known reservoirs and under defined economic conditions, operating methods, and government regulations.  The technical persons responsible for preparing our reserve estimates are independent petroleum engineers that meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.  We employ adequate internal controls over the data provided to our independent reservoir engineers to insure that our reserve estimates are in compliance with the Securities and Exchange Commission (“SEC”) definitions and guidance.

In accordance with the guidelines of the SEC, the reservoir engineers’ estimates of future net revenues from our properties and the pre-tax PV 10 Value amounts thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The average beginning of the month prices for the year ended December 31, 2011 used in such estimates were $97.95 per barrel of oil and $4.46 per Mcf of gas.

Productive Oil and Gas Wells and Acreage

As of December 31, 2011, CYMRI and Triumph maintained ownership interests in a total of 34.0 gross (25.5 net) productive wells in the State of Texas and 28.0 gross (5.2 net) productive wells in the State of Louisiana for a grand total of 62.0 gross (30.7 net) productive oil and gas wells.  CYMRI and Triumph did not participate in the drilling of any new oil and gas wells in the three years ended December 31, 2011.

As of December 31, 2011, CYMRI and Triumph had ownership interests in approximately 3,000 net productive acres in the States of Texas and Louisiana.  CYMRI and Triumph had no significant interests in any undeveloped acreage.

Production Prices and Costs

The average per barrel oil price received for CYMRI/ Triumph’s net oil production in the years ended December 31, 2011, 2010 and 2009 were $95.63, $75.34 and $64.03, respectively.  The average per Mcf gas price received for CYMRI/ Triumph’s net gas production in the years ended December 31, 2011, 2010 and 2009 were $4.42, $4.64 and $7.35, respectively.  In the same periods, CYMRI/ Triumph’s net production costs averaged $6.58, $5.93 and $4.42, respectively, per Mcf equivalent.

CYMRI/ Triumph’s oil and gas production is sold to various purchasers in the States of Texas and Louisiana at spot or market sensitive prices under short-term contracts.  CYMRI/ Triumph had no delivery commitments in the three years ended December 31, 2011.

Energy Services

As previously indicated, we also operated in the Canadian Energy Services business via our ownership of Decca through June 3, 2011.  On that date, we sold the outstanding capital stock of Decca to a private company for a total sales price of $4.6 million (subject to certain adjustments), payable in a combination of: (a) Cash; (b) Non-interest bearing notes, which are payable out of the post-closing collection of Decca’s accounts receivable; and (c) Interest bearing notes, payable in 48 monthly installments of principal and interest, commencing on October 1, 2011.  We recognized a pre-tax gain on the sale of Decca in June 2011 in the amount of $2.7 million.

Decca operates from an office in Calgary, Canada, with a cadre of independent field consultants who provide drilling, completion and other on-site consulting services to oil and gas operators in Alberta and neighboring provinces as well as in selected international locations.  These services are generally performed on a per diem rate for the customer operators, pursuant to term agreements which are subject to periodic rate adjustments.  Decca’s customers include a number of international oil and gas companies with operations in Canada in addition to some of the largest independent oil and gas companies based in Canada.

Competition

Competition in the domestic Exploration & Production business is extremely intense.  Competitors include major oil and gas companies, large and small independent producers, and individual producers and operators.  Many competitors have financial resources substantially greater than ours, and staffs and facilities substantially larger than ours.  In the Exploration & Production business, our success in operating our existing oil and gas properties as well as in acquiring and developing additional properties will depend on our ability to operate in this highly competitive environment.

Employees

As of December 31, 2011, the Company had a total of six permanent employees between its corporate headquarters located in Houston, Texas, and its domestic Exploration & Production offices located in Lafayette, Louisiana.  All of these individuals are co-employed by CYMRI, L.L.C. and Insperity, Inc., a professional employer organization.  Our field operations are performed substantially by independent contractors in Texas and Louisiana.

Regulation

The oil and gas industry is subject to extensive federal and state governmental regulations which affect our domestic Exploration & Production business.  These governmental mandates include federal and state regulations governing environmental quality and pollution control, state limits on allowable rates of production by individual well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels.

Oil and Gas Terminology

The following terms are used to describe quantities of oil and natural gas in this document.

●	Bbl—One stock tank barrel, or 42 US gallons liquid volume, of crude oil or other liquid hydrocarbons.

●	Mcf—One thousand cubic feet of natural gas.

●	MBbl—One thousand Bbls.

●	MMcf—One million cubic feet of natural gas.

●	MMcfe—One million cubic feet of natural gas equivalent, converting oil to gas at the ratio of 6 Mcf of gas to 1 Bbl of oil.

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

ITEM 3.  LEGAL PROCEEDINGS.

Triumph and a former subsidiary, PEI, are joint defendants in several lawsuits involving professional liability and other matters arising in the normal course of business in the State of Louisiana.  It is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations of any of the these actions against Triumph.  The Company believes that Triumph has meritorious defenses in each case and is vigorously defending these matters.

In October 2008, an insurer for the Company’s inactive Construction Staffing subsidiary filed a lawsuit against the subsidiary alleging default on a premium finance obligation in the amount of approximately $200,000, plus interest and attorney’s fees.  The Company believes that its inactive Construction Staffing subsidiary has a meritorious position in this matter and has not engaged legal counsel to defend this case.  A non-appealable judgment was rendered in favor of the plaintiff in January 2011, however, the Company believes that the loss exposure of its defunct Construction Staffing subsidiary would be reduced by approximately one-half due to an offsetting amount that would be due from the underlying carrier.  Accordingly, the Company has recorded an accrual for such estimated net loss exposure in this matter as of December 31, 2011.

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

On December 17, 2009, we completed a 1-for-10 reverse stock split of our Common Stock, pursuant to a plan approved by our Board of Directors.  Accordingly, all Common Stock share and per share amounts in this annual report have been retroactively adjusted to reflect the reverse stock split.  As of March 23, 2012, we had a total of 2,655,738 shares of our Common Stock outstanding and the number of holders of record of our Common Stock at that date was approximately 100.  The following table sets forth the high and low bid prices of our Common Stock for each quarter during the calendar years 2010 and 2011:

	Bid Price
2010	High	Low
First Quarter	$0.10	$0.05
Second Quarter	$0.12	$0.02
Third Quarter	$0.15	$0.08
Fourth Quarter	$0.14	$0.12

2011
First Quarter	$0.50	$0.10
Second Quarter	$0.31	$0.16
Third Quarter	$0.25	$0.16
Fourth Quarter	$0.30	$0.16

We have never declared nor paid any cash dividends on our Common Stock and do not anticipate declaring any dividends in the foreseeable future.  We expect to retain our cash for the operation and maintenance of our business.  In addition, our senior bank credit facility contains restrictions on the payment of dividends to the holders of our Common Stock.  We have made no repurchases of our Common Stock for the year ended December 31, 2011.

As indicated in Note 7 of the Consolidated Financial Statements, the Company has an equity-based compensation plan which was approved by the stockholders in October 2005 and amended in October 2006.  Under the plan, as amended, a maximum of 240,000 shares may be awarded to directors and employees via the issuance of equity-based derivatives in the form of stock options, restricted stock or stock appreciation rights.

As of December 31, 2011, the Company had no such equity-based derivatives outstanding under the stockholder approved plan referenced above.  As of December 31, 2011, the Company had only a nominal number of equity-based derivatives, in the form of stock warrants, which were issued and outstanding outside of the stockholder approved plan.

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

Overview

Stratum Holdings, Inc. (“we”, “our” or the “Company”) is a Nevada holding company whose operations are presently focused on the domestic Exploration & Production business.  In that business, our wholly-owned subsidiaries, CYMRI and Triumph, own working interests in approximately 60 producing oil and gas wells in Texas and Louisiana, with net production of approximately 700 MCF equivalent per day. We seek to increase shareholder value through an approach focused on growth and transaction opportunities in the energy industry.

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

Results of Operations

The following discussion reflects the revenues and expenses for the years ended December 31, 2011 and 2010, as reported in our consolidated financial statements and notes thereto included in Item 8.

Year ended December 31, 2011 versus year ended December 31, 2010 — Total revenues from continuing operations, not including interest income, were $2,985,000 for the year ended December 31, 2011 compared to $2,626,000 for the year ended December 31, 2010.

Revenues from CYMRI’s and Triumph’s oil and gas sales for the year ended December 31, 2011 were $2,985,000 compared to $2,626,000 for the year ended December 31, 2010.  In the year ended December 31, 2011, revenues from oil production were $2,667,000, reflecting volumes of 27,889 barrels at an average price of $95.63 per barrel, while gas revenues were $318,000, reflecting volumes of 71,884 Mcf at an average price of $4.42 per Mcf.  These amounts reflect a 21% increase in average sales prices, largely due to oil price volatility, which was partially offset by a 6% decline in production volumes.  Due to the mechanical condition of our properties, we believe that continuing declines in production volumes are reasonably possible in the near future.

Lease operating expenses (“LOE”), including production taxes, were $1,575,000 for the year ended December 31, 2011 versus $1,509,000 for the year ended December 31, 2010, representing LOE of CYMRI’s and Triumph’s oil and gas production operations.  This relatively small increase was mostly due to the impact of inflation on oilfield operating costs.

Depreciation, depletion and amortization (“DD&A”) expense for the year ended December 31, 2011 was $495,000 versus $528,000 for the year ended December 31, 2010, representing DD&A of CYMRI’s and Triumph’s oil and gas properties.  This decrease was primarily due to the above noted decline in oil and gas production volumes.

Workover expenses for the year ended December 31, 2011 were $520,000 versus $475,000 for the year ended December 31, 2010, representing workovers on CYMRI’s South Texas oil and gas properties.  This relatively small increase was largely experienced in CYMRI’s Burnell Field.

Selling, general and administrative (“SG&A”) expenses from continuing operations for the year ended December 31, 2011 were $1,179,000 compared to $1,043,000 for the year ended December 31, 2010.  This increase mostly reflected a reduction in such expenses recovered from third parties under operating agreements.

Interest income from continuing operations for the year ended December 31, 2011 was $36,000 versus $1,000 for the year ended December 31, 2010.  This increase resulted from interest income earned on the long-term, interest-bearing notes receivable arising from the sale of Decca in June 2011 (see Note 2).

Interest expense from continuing operations for the year ended December 31, 2011 was $288,000 versus $376,000 for the year ended December 31, 2010.  This decrease was primarily due to interest no longer being incurred on the Company’s unsecured notes payable that were repaid in March 2010 (see Note 5).

Gain on debt extinguishment for the year ended December 31, 2011 was zero compared to $439,000 for the year ended December 31, 2010.  This decrease was due to the forgiveness of a portion of the principal and all of the accrued interest on unsecured notes payable to certain unrelated parties in March 2010 (see Note 5).

Gain (loss) on oil and gas derivatives reflected a loss of $122,000 for the year ended December 31, 2011 versus a gain of $51,000 for the year ended December 31, 2010.  This fluctuation was largely due to the change in fair value of CYMRI’s outstanding oil and gas derivative contracts (see Note 4).

Income taxes from continuing operations were a benefit of $390,000 for the year ended December 31, 2011 compared to a benefit of $295,000 for the year ended December 31, 2010.  These benefit amounts reflected consolidated income tax rates from continuing operations of 34% and 36%, respectively.

Income from discontinued operations, net of income taxes, was $3,461,000 for the year ended December 31, 2011 versus $302,000 for the year ended December 31, 2010.  As further described in Note 2, we sold the outstanding capital stock of our Canadian Energy Services subsidiary, Decca, to a private company on June 3, 2011.  The results of operations of our Canadian Energy Services business, including the pre-tax gain in the amount of $2,695,000 recognized from the sale, have been classified as discontinued operations in the Consolidated Statement of Operations, net of applicable income tax benefit reflecting the estimated taxable loss on this sale in the 2011 period.

Liquidity and Capital Resources

Operating activities.  Net cash provided by operating activities for the year ended December 31, 2011 was $351,000 compared to net cash used in operating activities of $472,000 for the year ended December 31, 2010.  This comparative difference in net operating cash flows was primarily due to changes in net cash flows from discontinued operations arising from the Decca sale (see Note 2).

Investing activities.  Net cash provided by investing activities, after deducting capital expenditures, was $2,212,000 for the year ended December 31, 2011 compared to $1,474,000 for the year ended December 31, 2010.  In the year ended December 31, 2011, the Company received proceeds from the sale of Decca in the amount of $350,000 of cash paid at closing and $2,146,000 from the post-closing collection of notes receivable from the purchaser.  In the year ended December 31, 2010, the Company converted approximately $1.6 million of restricted cash arising from the March 2008 sale of a former subsidiary into unrestricted cash.

Financing activities. Net cash used in financing activities from continuing operations for the year ended December 31, 2011 was $693,000 compared to $1,499,000 for the year ended December 31, 2010.  This relative increase in net financing cash flows was primarily due to the liquidation of the Company’s unsecured notes payable that were repaid in March 2010 (see Note 5) and payments made of stockholder advances.

As disclosed in Note 5, a substantial portion of our existing long term debt is in the form of a bank credit facility secured by CYMRI/Triumph’s producing oil and gas properties.  Borrowings under the bank credit agreement are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  Such short term borrowings amounted to $2,786,000 as of December 31, 2011 and fluctuated very little in the year then ended.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of December 31, 2011, there was no available borrowing base and the maturity was scheduled on January 1, 2014.  Notwithstanding this scheduled maturity, the Company has classified such borrowings as a current liability due to continued inability to meet certain financial covenants under the bank credit agreement.  Pursuant to debt accounting rules, the Company will maintain the current liability classification until it is able to meet such financial covenants in the future.

We also have other debt amounts outstanding to the sellers of acquired businesses and to stockholders as more fully described in Note 5 and reflected in the table below (however, we have no off Balance Sheet arrangements).  The following table sets forth the contractual obligations under our long-term debt and operating lease agreements as of December 31, 2011 (in thousands):

		Payments Due By Period
	Total	2012	2013-2014	2015-2016	After 2016

Long-term debt	$3,454	$3,210	$167	$77	$-
Interest on long-term debt	236	211	23	2	-
Operating leases for office space	30	30	-	-	-

Total	$3,720	$3,451	$190	$79	$-

Our ongoing capital expenditures are in the domestic Exploration & Production business, which can be highly capital intensive.  In this business, expenditures for CYMRI/Triumph’s drilling and equipping of oil and gas wells are typically required to maintain or increase existing production levels.  We normally attempt to finance CYMRI/Triumph’s capital expenditure requirements through a combination of cash flow from operations and secured bank borrowings.  We presently have relatively low capital expenditure requirements relating to CYMRI/Triumph’s oil and gas properties as evidenced by a total of only $260,000 being spent in the year ended December 31, 2011.  We believe that our capital expenditures for the foreseeable future can be financed largely through our traditional sources.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and presently has a working capital deficit in the amount of $3,077,000.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

We believe that the June 2011 sale of Decca, on the terms summarized in Note 2, potentially improves our financial condition.  It should be noted, however, that we did not receive the full amount of the sales price in cash at closing and our realization of the remaining sales price will depend on the purchaser making scheduled payments of principal and interest to us in accordance with the terms of our notes receivable.  As disclosed in Note 2, the purchaser informed the Company in early March 2012 that it would not make the monthly principal and interest payments required under the interest bearing installment notes and we intend to vigorously pursue our legal rights to enforce collection of such notes.  Nonetheless, it is possible that we and the purchaser may mutually agree to restructure the terms of these notes at some point in the future, although no definitive agreement has been reached in that regard.

Critical Accounting Policies and Estimates

Since the sale of Decca in June 2011, our current business operations are solely in the Exploration & Production business.  Shown below are the critical accounting policies pertaining to that industry.

Full Cost Accounting for Oil and Gas Properties
In our Exploration & Production business, we have adopted the “full cost” method of accounting for oil and gas properties.  Under full cost accounting, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.  Other significant features of full cost accounting are as follows:

●
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

●
The capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,” discounted at a 10-percent interest rate, of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

●
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included in this report as set forth in the “Index to Consolidated Financial Statements” on page F-1.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were effective at the reasonable assurance level.

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

Management has performed an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2011.  In making this assessment, management elected to use the criteria set forth in Internal Control – Integrated Framework (1992) created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as the chosen internal control framework.  Based on our assessment using those criteria, management concluded that our internal controls over financial reporting were effective at the reasonable assurance level.

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

(c) Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth our Directors and Executive Officers, their ages and positions held with us as of March 23, 2012:

Name	Age	Position
Larry M. Wright	67	Chairman and Chief Executive Officer
D. Hughes Watler, Jr.	63	Chief Financial Officer

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

Corporate Governance

Upon the election of Mr. Wright as Chairman and Chief Executive Officer and the resignation of certain former Board members on May 27, 2008, the Company ceased to have both an independent Audit Committee and an independent Compensation Committee.  Since the resignation of a former Board member on November 16, 2009, Mr. Wright has been the sole member of the Board of Directors (however, Mr. Wright does not qualify as an audit committee “financial expert”).

The Board and management strive to perform and fulfill their respective duties and obligations in a responsible and ethical manner. The Company has not formally adopted a code of ethics, however, it will consider the adoption of a code of ethics at a future date as growth and other circumstances should dictate.  At the present time, we are a small company with only six employees and our management is in close contact with the daily activities of all employees.  Accordingly, we do not believe that it would represent a cost effective use of our limited financial resources to incur the legal fees and other expenses that would be required to implement a formal code of ethics pursuant to Item 406 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during the year fiscal ended December 31, 2011.  The Company is not aware of any such persons who have not filed timely reports required by Section 16(a) of the Exchange Act for the year ended December 31, 2011.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes certain information with respect to the compensation earned by the Company’s executive officers for services rendered in all capacities during the years indicated.

Summary Compensation Table

Name & Principal	Fiscal	Annual Compensation			Stock	Option		Nonequity Incentive	Nonqual. Deferred	All Other		Total
Position	Year	Salary		Bonus	Awards	Awards		Comp.	Comp.	Comp.		Comp.

Larry M. Wright	2011	$277,500		$10,000	$-	$-		$-	$-	$-		$287,500
Chairman & CEO	2010	$277,500		$-	$-	$-		$-	$-	$-		$277,500

D. Hughes Watler, Jr.	2011	$93,750	(1)	$30,000	$-	$-	(2)	$-	$-	$3,712	(3)	$127,462
Chief Financial Officer	2010	$92,500	(1)	$-	$-	$11,525	(2)	$-	$-	$2,250	(3)	$106,275

(1)
Mr. Watler became a Company employee effective February 1, 2010.  Previously, he had received semi-monthly compensation as an independent consultant, with no Company paid benefits, since his employee status ended following the sale of PEI in March 2008.

(2)
Stock options granted to Mr. Watler in 2006 were approved by the Compensation Committee of the Board of Directors, at an exercise price of $21.00 per share, with a three year vesting period.  The amounts shown above represent the compensation expense recognized for financial reporting purposes in the respective years in accordance with ASC 718 (for a discussion of valuation assumptions, see Note 7 to the Consolidated Financial Statements).

(3)
Effective January 1, 2010, the Company offered participation in a company sponsored 401(k) Plan to its employees.  This amount represents the company contributions to the 401(k) Plan on behalf of Mr. Watler in the years ended December 31, 2011 and 2010 (Mr. Wright did not participate).

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table sets forth all outstanding stock and option awards held by our named executive officers as of December 31, 2011.

Stock and Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Larry M. Wright	-0-	-0-	-0-	N/A
D. Hughes Watler, Jr.	-0-	-0-	-0-	N/A

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as to the shares of Common Stock beneficially owned as of March 23, 2012 by (i) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (ii) each Director; (iii) each Executive Officer; and (iv) all of our Directors and Executive Officers as a group.  Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of Common Stock shown as beneficially owned by them.

	Beneficial Ownership
Directors and Executive Officers	Amount	Percent
Larry M. Wright (1)	1,475,044	55.5
D. Hughes Watler, Jr. (2)	2,000	*
Directors and Executive Officers as a Group (3)	1,477,044	55.6

Other 5% Beneficial Owners
Clarence J. Downs (4)	348,534	13.2
Larry M. Wright, II (5)	268,400	10.0
_____________
*	Less than 1%

(1)	Includes the following securities: (a) 1,475,044 shares of Common Stock held by Mr. Wright on his own behalf; and (b) no currently vested options or warrants to purchase shares of Common Stock.

(2)	Includes the following securities: (a) 2,000 shares of Common Stock held by Mr. Watler on his own behalf; and (b) no currently vested options or warrants to purchase shares of Common Stock.

(3)
Includes the following securities: (a) 1,477,044 shares of Common Stock held by Directors and Officers on their own behalf; and (b) no currently vested options or warrants held by Directors and Officers to purchase shares of Common Stock.

(4)
Includes the following securities: (a) 348,534 shares of Common Stock held by Mr. Downs on his own behalf; and (b) no currently vested options or warrants to purchase shares of Common Stock.  Mr. Downs served as President & Chief Executive Officer until May 23, 2006, at which time he resigned from those positions.  He subsequently resigned as a Director of the Company.  The address of Mr. Downs is 8825 Gypsy Drive NE, Albuquerque, NM 87122.

(5)
Includes the following securities: (a) 262,400 shares of Common Stock held by Mr. Wright, II on his own behalf; and (b) 6,000 shares of Common Stock owned of record by his wife.  Larry M. Wright, II is the adult son of Larry M. Wright and has been employed in a management position by the Company since June 2008.  The address of Mr. Wright, II is Three Riverway, Suite 1590, Houston, Texas 77056.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In the year ended December 31, 2011, the Company partially repaid stockholder notes and advances from a company owned by Larry M. Wright in the net amount of $210,000.  As of December 31, 2011, the outstanding balance of such advances owed to the company owned by Mr. Wright was $320,000.  Such unsecured advances accrue interest at the rate 10% per annum (see Note 9 to the Consolidated Financial Statements).  In addition, the Company has granted a second lien on its oil and gas properties to a former stockholder in the amount of approximately $900,000.

Our sole current director, Larry M. Wright, is not considered to be an “independent” director as that term is defined by The Nasdaq Stock Market.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES.

MaloneBailey LLP has served as our independent registered public accounting firm since the year ended December 31, 2008.  The following table presents fees for professional audit services rendered by MaloneBailey LLP for the years ended December 31, 2011 and 2010 in their audits of our annual financial statements.

	2011	2010
Audit Fees	$83,750	$112,000
Audit-related Fees	-	-
Tax Fees	-	2,500
Other Fees	-	-
	$83,750	$114,500

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following Exhibits are required to be filed pursuant to Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation of Tradestar Services, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed July 30, 2004)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed July 30, 2004)
3.3	Certificate of Amendment to Articles of Incorporation of Tradestar Services, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report for the year ended December 31, 2005)
3.4	Certificate of Amendment to Articles of Incorporation of Tradestar Services, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 8,2007)
10.1	Letter Agreement, dated February 28, 2007, by and among Tradestar Services, Inc., 383210 Alberta Ltd., Dave Hunter Resources Inc., Barry Ahearn and Dave Hunter(a)
10.2	Amended and Restated Stock Purchase Agreement, dated March 2, 2007, by and among Tradestar Services, Inc., 1297181 Alberta Ltd., 383210 Alberta Ltd., Dave Hunter Resources Inc., Barry Ahearn and
Dave Hunter(a)
10.3	Registration Rights Agreement, dated March 2, 2007, by and among Tradestar Services, Inc., 383210 Alberta Ltd. and Dave Hunter Resources Inc.(a)
10.4	Pledge and Security Agreement, dated March 2, 2007, by and among Tradestar Services, Inc., 383210 Alberta Ltd. and Dave Hunter Resources Inc.(a)
10.5.1	Decca Promissory Note No. 1, dated March 2, 2007, made by Tradestar Services, Inc. in favor of 383210 Alberta Ltd. in the original principal amount of Cdn $725,000(a)
10.5.2	Decca Promissory Note No. 2, dated March 2, 2007, made by Tradestar Services, Inc. in favor Dave Hunter Resources Inc. in original principal amount Cdn $725,000(a)
10.6.1	Warrant, dated March 2, 2007, to purchase 100,000 shares of common stock of Tradestar Services, Inc. issued to 383210 Alberta Ltd.(a)
10.6.2	Warrant, dated March 2, 2007, to purchase 100,000 shares of common stock of Tradestar Services, Inc. issued to Dave Hunter Resources Inc.(a)
10.7	Second Amended and Restated Credit Agreement, dated August 5, 2008, among CYMRI, L.L.C. and Triumph Energy, Inc. (as Borrowers) and Texas Capital Bank, N.A. (as Lender) for a Reducing Revolving
Line of Credit of up to $25,000,000 (b)
10.8	Guaranty Agreement, dated August 5, 2008, executed by Stratum Holdings, Inc. (Guarantor) for benefit of Texas Capital Bank, N.A (as Lender) (b)
10.9	Promissory Note, dated August 5, 2008, issued by CYMRI, L.L.C. and Triumph Energy, Inc. (as Makers) to Texas Capital Bank, N.A. (as Payee) in amount of $25,000,000 (b)
10.10	Security Agreement, dated August 5, 2008, among CYMRI, L.L.C. and Triumph Energy, Inc.
(as Debtors) and Texas Capital Bank, N.A. (as Secured Party) (b)
10.11	First Amendment to Second Amended and Restated Credit Agreement, dated May 28, 2009, among CYMRI, L.L.C. and Triumph Energy, Inc. (as Borrowers) and Texas Capital Bank, N.A. (as Lender) for a
Reducing Revolving Line of Credit of up to $25,000,000 (c)
10.12	Second Amendment to Second Amended and Restated Credit Agreement, dated November 16, 2009, among CYMRI, L.L.C. and Triumph Energy, Inc. (as Borrowers) and Texas Capital Bank, N.A. (as Lender)
for a Reducing Revolving Line of Credit of up to $25,000,000 (d)
10.13	Exhibits I through VI to Second Amended and Restated Credit Agreement, dated August 5, 2008, among CYMRI, L.L.C. and Triumph Energy, Inc. (as Borrowers) and Texas Capital Bank, N.A. (as Lender) for a
Reducing Revolving Line of Credit of up to $25,000,000 (e)
10.14	Stock Purchase Agreement dated as of June 3, 2011, by and among Stratum Holdings, Inc., SB Group Holdings, Inc. and 1607920 Alberta Ltd. (f)

10.15	Canadian Receivables Note dated as of June 3, 2011, issued by 1607920 Alberta Ltd. in favor of Stratum Holdings, Inc. in the principal amount of $1,710,000. (f)
10.16	American Receivables Note dated as of June 3, 2011, issued by SB Group Holdings, Inc. in favor of Stratum Holdings, Inc. in the principal amount of $690,000. (f)
10.17	Canadian Note dated as of June 3, 2011, issued by 1607920 Alberta Ltd. in favor of Stratum Holdings, Inc. in the principal amount of $1,318,125. (f)
10.18	American Note dated as of June 3, 2011, issued by SB Group Holdings, Inc. in favor of Stratum Holdings, Inc. in the principal amount of $531,875. (f)
10.19	Canadian Pledge and Security Agreement dated as of June 3, 2011, by and among SB Group Holdings, Inc. and Stratum Holdings, Inc. (f)
10.20	American Pledge and Security Agreement dated as of June 3, 2011, by and among SB Group Holdings, Inc. and Stratum Holdings, Inc. (f)
21.1	Subsidiaries of the Registrant
CYMRI, L.L.C. (Nevada)
Triumph Energy, Inc. (Louisiana)
Stratum Construction Services, Inc. (New Mexico)

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document (g)
101.SCH	XBRL Taxonomy Extension Schema Document (g)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (g)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (g)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (g)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (g)

(a)	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed March 8, 2007.
(b)	Incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 13, 2008.
(c)	Incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 11, 2009.
(d)	Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed April 15, 2010.
(e)	Incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 11, 2010.
(f)	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed June 10, 2011.
(g)
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

*    Filed herewith.

STRATUM HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Stratum Holdings, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Stratum Holdings, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratum Holdings, Inc. and its subsidiaries at December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has losses from continuing operations and has a working capital deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/  MaloneBailey LLP
Houston, Texas
March 23, 2012

STRATUM HOLDINGS, INC.
Consolidated Balance Sheets

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$758,940	$63,133
Accounts receivable (less allowance for doubtful accounts of
$208,574 and $43,408, respectively)	536,829	605,041
Prepaid expenses and other	53,434	122,348
Notes receivable from sale of subsidiary	1,146,191	-
Current assets of discontinued operations	-	4,032,400
Total current assets	2,495,394	4,822,922

Property and equipment:
Oil and gas properties, evaluated (full cost method)	14,820,142	14,560,532
Other property and equipment	158,234	133,692
Total property and equipment	14,978,376	14,694,224
Less: Accumulated depreciation, depletion and amortization	(9,107,252)	(8,611,835)
Net property and equipment	5,871,124	6,082,389

Other assets:
Notes receivable from sale of subsidiary	1,333,883	-
Noncurrent assets of discontinued operations	-	1,659,431
Total other assets	1,333,883	1,659,431

Total assets	$9,700,401	$12,564,742

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt - stockholders	$320,000	$730,709
Current portion of long-term debt - others	2,889,780	3,079,380
Accounts payable	744,180	881,904
Accrued liabilities	1,462,984	1,241,840
Fair value of oil and gas derivatives	155,440	37,835
Current liabilities of discontinued operations	-	4,652,823
Total current liabilities	5,572,384	10,624,491

Long-term debt, net of current portion	244,189	337,378
Deferred income taxes	907,000	1,559,500
Asset retirement obligations	364,740	333,670
Total liabilities	7,088,313	12,855,039

Stockholders’ equity (deficit):
Preferred stock, $.01 par value per share, 1,000,000 shares authorized,
None issued	-	-
Common stock, $.01 par value per share, 5,000,000 shares authorized,
2,655,738 shares issued and outstanding	26,557	26,557
Additional paid in capital	12,894,490	12,894,490
Accumulated deficit	(10,308,959)	(13,001,655)
Accumulated foreign currency translation adjustment	-	(209,689)
Total stockholders’ equity (deficit)	2,612,088	(290,297)

Total liabilities and stockholders’ equity (deficit)	$9,700,401	$12,564,742

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010
Revenues:
Oil and gas sales	$2,984,992	$2,625,586
Total revenues	2,984,992	2,625,586

Operating expenses:
Lease operating expense	1,575,192	1,509,274
Depreciation, depletion and amortization	495,417	528,298
Workover expense	520,090	475,356
Selling, general and administrative	1,178,812	1,042,742
Total operating expenses	3,769,511	3,555,670

Operating loss	(784,519)	(930,084)

Other income (expense):
Interest income	36,451	1,014
Interest expense	(288,269)	(376,468)
Gain on debt extinguishment	-	438,967
Gain (loss) on oil and gas derivatives	(122,144)	51,155

Loss before income taxes	(1,158,481)	(815,416)
Benefit for income taxes	390,400	295,400
Net loss from continuing operations	(768,081)	(520,016)
Discontinued operations, net of tax	3,460,777	302,151
Net income (loss)	$2,692,696	$(217,865)

Net income (loss) per share, basic and diluted:
Net loss from continuing operations	$(0.29)	$(0.20)
Discontinued operations, net of tax	1.30	0.12
Net income (loss)	$1.01	$(0.08)

Weighted average shares outstanding, basic and diluted	2,655,738	2,655,738

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2011 and 2010

					Accumulated
			Additional		Foreign	Total
	Common Stock		Paid-in	Accumulated	Currency	Stockholders'
	Shares	Amount	Capital	Deficit	Translation	Equity (Deficit)

Balance at January 1, 2010	2,655,738	$26,557	$12,808,867	$(12,783,790)	$(230,831)	$(179,197)

Stock Based Compensation	-	-	11,525	-	-	11,525

Stockholder Debt Forgiveness	-	-	74,098	-	-	74,098

Net Loss	-	-	-	(217,865)	-	(217,865)

Foreign Currency Translation	-	-	-	-	21,142	21,142

Balance at December 31, 2010	2,655,738	26,557	12,894,490	(13,001,655)	(209,689)	(290,297)

Net Income	-	-	-	2,692,696	-	2,692,696

Foreign Currency Translation	-	-	-	-	209,689	209,689

Balance at December 31, 2011	2,655,738	$26,557	$12,894,490	$(10,308,959)	$-	$2,612,088

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,692,696	$(217,865)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operations
Depreciation, depletion and amortization	495,417	528,298
Benefit for income taxes	(390,400)	(295,400)
Stock based compensation	-	11,525
Gain on sale of subsidiary	(2,695,100)	-
Gain on debt extinguishment	-	(438,967)
Unrealized (gain) loss on oil and gas derivatives	117,605	(51,155)
Changes in current assets and liabilities	220,546	385,109
Other changes, net	(350,865)	62,903
Net cash flows from continuing operations	89,899	(15,552)
Net cash flows from discontinued operations	261,002	(456,176)
Total cash flows from operating activities	350,901	(471,728)

Cash flows from investing activities:
Receipt of cash from sale of subsidiary	350,000	-
Collection of notes receivable from sale of subsidiary	2,146,200	-
Decrease in restricted cash	-	1,613,637
Purchase of property and equipment	(284,152)	(139,633)
Net cash flows from investing activities	2,212,048	1,474,004

Cash flows from financing activities:
Payments of long term debt	(519,778)	(1,151,906)
Proceeds from long term debt	36,280	114,000
Net payments of stockholder advances	(210,000)	(460,854)
Net cash flows from continuing operations	(693,498)	(1,498,760)
Net cash flows from discontinued operations	(1,173,644)	416,914
Total cash flows from financing activities	(1,867,142)	(1,081,846)

Net increase (decrease) in cash and cash equivalents	695,807	(79,570)
Cash and cash equivalents at beginning of period	63,133	142,703

Cash and cash equivalents at end of period	$758,940	$63,133

Supplemental cash flow data:
Cash paid for interest - continuing operations	$213,798	$193,163
Cash paid for interest - discontinued operations	120,605	413,767

Supplemental investing activity:
Notes receivable issued for sale of subsidiary - non interest bearing	$2,776,274	-
Notes receivable issued for sale of subsidiary - interest bearing	1,850,000	-

Supplemental financing activity:
Gain on debt extinguishment - related party	$-	$74,098

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

(1)  Business and Summary of Significant Accounting Policies

Description of Business – Stratum Holdings, Inc. (“we”, “our” or the "Company") is a Nevada corporation, whose operations are presently focused on the domestic Exploration & Production business.  On June 3, 2011, we sold the capital stock of our two Canadian Energy Services subsidiaries, Decca Consulting, Ltd. and Decca Consulting, Inc. (collectively referred to as “Decca”), as more fully described in Note 2.  As a result of the sale of Decca, we exited from the Canadian Energy Services segment.  The following accounting policies relate to the retained Exploration & Production segment as continuing operations while the exited Canadian Energy Services segment is reported as discontinued operations.

Principles of Consolidation – The consolidated financial statements include the accounts of Stratum Holdings, Inc. and its wholly-owned subsidiaries, CYMRI, LLC and Triumph Energy, Inc.  Significant intercompany amounts are eliminated in consolidation.  Certain reclassifications have been made to the prior year statements to conform to the current year presentation.

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

Stock-Based Compensation – The Company follows Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation,” requiring that compensation expense related to share-based payment transactions with employees be recognized in the financial statements (see Note 7).

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

Income Taxes – Income taxes are accounted for under the asset and liability method (see Note 8).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change.

We follow ASC 740, “Income Taxes.”  ASC 740 creates a single model to address accounting for the uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements.  We apply significant judgment in evaluating our tax positions and estimating our provision for income taxes.  The actual outcome of these future tax consequences could differ significantly from these estimates, which could impact our financial position, results of operations and cash flows.  The evaluation of a tax position in accordance with ASC 740 is a two-step process.  The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes.  The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of  benefit/expense to recognize in the financial statements.  The tax position is measured at the largest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.  No liability for unrecognized tax benefits was recorded as of December 31, 2011 or 2010.

Net Income (Loss) Per Share – Basic income (loss) per common share is computed by dividing the net income or loss by the weighted average number of shares of Common Stock outstanding during the period.  Diluted income per common share is computed by considering dilutive common share equivalents under the Treasury Stock method.  For the years ended December 31, 2011 and 2010, the basic and diluted average outstanding shares are the same because inclusion of common share equivalents would be anti-dilutive.

Use of Estimates – Management has made a number of estimates and assumptions in preparing these financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements – In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Update No. 2011-12, “ Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update defers requirements regarding reclassifications of items out of comprehensive income on the face of the income statement while retaining other requirements of ASU 2011-05, effective for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-12 is not expected to have a material impact on the Company’s financial statements.

In December 2011, the FASB also issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.”  This update requires disclosure of reconciling differences under certain asset/liability offsetting requirements, effective for fiscal years beginning after January 1, 2013.  The adoption of ASU 2011-11 is not expected to have a material impact on the Company’s financial statements.

Changes in Accounting Principles – Effective January 1, 2010, the Company adopted revised oil and gas reserve estimation standards.  These standards allow the use of reliable technology in determining estimates of proved reserve quantities and require the use of a 12-month average price to estimate proved reserves (see Note 12).  The Company’s adoption of the revised reserve estimation standards did not have a material impact on its depreciation, depletion and amortization expense.

(2)  Discontinued Operations

On June 3, 2011, the Company entered into a Stock Purchase Agreement (“SPA”) with a private company to sell the capital stock of its Canadian Energy Services subsidiaries, Decca Consulting, Ltd. and Decca Consulting, Inc. (collectively referred to as “Decca”), for a total sales price of $4,600,000 (plus a working capital adjustment).  The sales price consisted of the following components: (a) Cash amount of $350,000 paid at closing; (b) Non-interest bearing notes (the “Receivables Notes”) issued by the purchaser in the amount of $2,776,274 (including an estimated working capital adjustment), payable out of the post-closing collection of Decca’s accounts receivable (as of December 31, 2011, note payments of $2,146,200 had been made by the purchaser and the remaining balance of $630,074 was classified as a current asset); and (c) Interest bearing notes (the “Installment Notes”) issued by the purchaser in the amount of $1,850,000, payable in 48 monthly installments of principal and interest, at 8% per annum, commencing on October 1, 2011 (as indicated in the subsequent paragraph, the purchaser has not thus far made any of the monthly installments payments under this note).  The Company recognized a pre-tax gain from this sale in the year ended December 31, 2011 in the amount of $2,695,100.

As noted above, the purchaser issued the Receivables Notes to the Company in the total amount of $2,776,274 (including an estimated working capital adjustment).  The purchaser made periodic payments of this note out of the post-closing collection of Decca’s accounts receivable through early March 2012, at which time, the original note amount and the estimated working capital adjustment had been fully paid (although the Company and the purchaser have not agreed on the final working capital adjustment).  In early March 2012, the purchaser informed the Company that it would not make the monthly principal and interest payments required under the Installment Notes, without giving any specific reason for this action.  Such payments were required commencing in the fourth quarter of 2011 and principal and interest payments totaling $270,984 were past due in early March 2012, at which time the remaining principal balance was $1,649,704.  Notwithstanding this action, the Company believes that collection of the Installment Notes is fully enforceable, based upon its legal position, and intends to vigorously pursue its legal rights to enforce collection of such notes.  Pursuant to the SPA, the purchaser has granted security interests in the stock of Decca to the Company, which are to remain in effect until the obligations under the Receivables Notes and Installment Notes are fully satisfied.

The results of discontinued operations of Decca for the years ended December 31, 2011 and 2010, including the pre-tax gain on sale in 2011, are summarized below (such amounts in the first column reflect Decca’s operating results only through the date of the sale):

	Year Ended December 31,
	2011	2010

Energy services revenues	$12,768,505	$20,114,217
Cost of energy services	(11,720,562)	(18,470,895)
Gross profit	1,047,943	1,643,322
General and administrative expenses	(424,301)	(771,704)
Interest expense	(120,065)	(413,767)
Gain on sale	2,695,100	-
Net income before income taxes	3,198,677	457,851
Benefit (provision) for income taxes	262,100	(155,700)
Net income	$3,460,777	$302,151

The above benefit for income taxes from discontinued operations includes an estimated taxable loss in the 2011 period on the sale of Decca reflecting the recognition for tax purposes of goodwill impairments recorded in previous years for which no temporary differences were originally recognized (see Note 8).

The following table presents the current assets, noncurrent assets and current liabilities applicable to the Company’s discontinued operations as of December 31, 2011 and 2010:

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

(3)  Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported losses from continuing operations in the last two years and has a net working capital deficit in the amount of $3,077,000 at December 31, 2011.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The working capital deficit noted above reflects outstanding borrowings of $2,786,000 under a bank credit agreement, for which the maturity was recently extended to January 1, 2014 (see Note 5).  Notwithstanding this extension, the Company has classified such borrowings as a current liability due to continued inability to meet certain financial covenants under the bank credit agreement.  Pursuant to debt accounting rules, the Company will maintain the current liability classification until it is able to meet such financial covenants in the future.

The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

(4)  Commodity Derivatives

In December 2011, the Company entered into a new commodity derivative contract with a major energy company covering a portion of a subsidiary’s domestic oil production.  This contract essentially replaced a similar contract which expired in December 2011.  The current contract consists of a “costless collar,” with a floor price of $80.00 per barrel and a ceiling price of $108.00 per barrel, covering 2,000 barrels of oil per month for the calendar years 2012 and 2013.

The Company applies “mark to market” accounting to open derivative contract in accordance with ASC 815-20, “Accounting for Derivative Instruments and Hedging Activities”.  The Company accounts for commodity derivative contracts as non-hedging transactions, as defined in ASC 815-20.  Accordingly, changes in the fair value of such derivative contracts are reflected in current earnings in the period of the change.  In the years ended December 31, 2011 and 2010, the Company reported an unrealized derivative loss of $117,605 and an unrealized derivative gain of $51,155, respectively, based on “Level 3” inputs (see Note 11).  In the years ended December 31, 2011 and 2010, the Company reported realized derivative losses of $4,539 and zero, respectively.

(5)  Long-Term Debt

As of December 31, 2011 and 2010, the Company had the following long-term debt obligations:

	December 31,
	2011	2010
$25,000,000 line of credit with a bank, maturity currently extended to January 1, 2014, interest at 1.0% above prime (but not less than 5.5%) payable monthly, secured by first lien on CYMRI, LLC’s oil and gas properties, with a declining borrowing base of $2,786,000 as of December 31, 2011	$2,786,000	$2,951,000

$4,000,000 (Cdn) receivables factoring facility with a factoring company, interest on factored invoices at annual rate of 18.25%, compounded daily, for a minimum of 15 days, secured by accounts receivable of Canadian energy services business	-	1,806,581

Notes payable to 2 individuals, incurred in acquisition of Decca Consulting, Ltd., paid and restructured into newly issued notes payable in 48 monthly installments of principal and interest (at 8% per annum) commencing October 1, 2011, in conjunction with sale of Decca (see Note 2)	283,922	538,087

Advances from stockholders, bearing interest at 10%, unsecured (extended since March 2010 - see discussion below)	320,000	530,000

Other short term notes for automobile and insurance financing, interest rates at 6% to 8%	64,047	128,380

	3,453,969	5,954,048
Current portion of long term debt - stockholders	(320,000)	(730,709)
Current portion of long term debt - others	(2,889,780)	(3,079,380)
Current portion of long term debt - discontinued operations	-	(1,806,581)

Long term debt, net of current portions	$244,189	$337,378

Future maturities of long-term debt as of December 31, 2011 are as follows:

Year ending December 31, 2012	$3,209,780
Year ending December 31, 2013	80,501
Year ending December 31, 2014	86,578
Year ending December 31, 2015	71,043
Year ending December 31, 2016	6,067

$3,453,969

Borrowings under the bank credit agreement secured by the oil and gas properties owned by CYMRI, LLC (“CYMRI”), a subsidiary in the Exploration & Production business, are subject to a borrowing base, which is periodically redetermined based on oil and gas reserves.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of December 31, 2011, there was no available borrowing base under the bank credit agreement.

In December 2011, the bank credit agreement was amended to redefine the declining borrowing base, reduce the minimum interest rate to 5.5%, and extend the maturity to January 1, 2014.  Notwithstanding this extension, the Company has classified this debt as a current liability due to continued inability to meet certain financial covenants under the credit agreement.  Pursuant to debt accounting rules, the Company will maintain the current liability classification until it is able to meet such financial covenants in the future (see Note 3).

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

The sole remaining unsecured noteholder is a company owned by our Chairman and Chief Executive Officer and the Company also reached an agreement with that company in March 2010 to make a net principal payment of $265,000, in exchange for indefinitely deferring the maturity of the remaining balance of $500,000 (which has been subsequently reduced to a balance of $320,000 as of December 31, 2011 due to net payments totaling $180,000).  The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

(6)  Stockholders’ Equity (Deficit)

There were no transactions in the Company’s Common Stock in the years ended December 31, 2011 and 2010.  As of December 31, 2011, the Company had no outstanding employee options to purchase shares of Common Stock under its equity-based compensation plan (see Note 7).  As of December 31, 2011, the Company had outstanding warrants to purchase a total of 20,000 shares of Common Stock at an exercise price of $21.00 per share, expiring in March 2012, outside of its equity-based compensation plan.

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

	Number	Wtd. Avg.	Wtd. Avg.	Aggregate
	of	Exercise	Remaining	Intrinsic
	Shares	Price	Term (Yrs.)	Value

Outstanding at January 1, 2010	47,500	$7.60
Options forfeited	(25,000)	(2.40)
Outstanding at December 31, 2010	22,500	13.30
Options forfeited	(22,500)	(13.30)
Outstanding at December 31, 2011	-	$-	-	$-

Exercisable at December 31, 2011	-	$-	-	$-

Stock-based compensation expense related to these options in the amounts of zero and $11,525 have been recognized as a current period expense in the accompanying Consolidated Financial Statements for the years ended December 31, 2011 and 2010, respectively.  As of December 31, 2011, all previously issued options had expired and there was no unrecognized compensation cost remaining to be recognized in future periods.

The estimated fair value of the options granted to employees under the plan was calculated using a Black Scholes option pricing model using the following assumptions: (a) Expected volatility – 95%; (b) Expected risk free interest rate – 6%; (c) Expected dividend yield – zero; (d) Expected option term – 3 to 4 years, calculated pursuant to the terms of ASC 718-10; and (e) Forfeitures – 0%, subject to adjustment for actual experience.  Vesting terms of the options are generally three years.

(8)  Income Taxes

The Company provided the following amounts of income tax benefit attributable to continuing operations for the years ended December 31, 2011 and 2010:

	Year ended December 31,
	2011	2010

Current income taxes	$-	$-
Deferred income taxes	(390,400)	(295,400)
Total	$(390,400)	$(295,400)

The following table shows components of income tax benefit/provision attributable to both continuing operations and discontinued operations in comparison to the U.S. statutory tax rate of 34% for the years ended December 31, 2011 and 2010:

	Year ended December 31,
	2011	2010
Loss from continuing operations:
Tax (benefit) at U.S. statutory rate	$(393,884)	$(277,241)
Non-deductible items	3,484	(18,159)
	(390,400)	(295,400)
Income from discontinued operations:
Tax provision at U.S. statutory rate	1,087,550	155,700
Tax (benefit) from sale of Decca	(1,349,650)	-
	(262,100)	155,700

Total income tax benefit	$(652,500)	$(139,700)

The above benefit for income taxes from discontinued operations includes an estimated taxable loss in the 2011 period on the sale of Decca reflecting the recognition for tax purposes of goodwill impairments recorded in previous years for which no temporary differences were originally recognized (see Note 2).  There was no tax benefit recognized for such previous impairments because no temporary difference was recognized when the goodwill was initially established upon the acquisition of Decca in March 2007.

The following table indicates the tax effects of temporary differences giving rise to our deferred tax assets and liabilities as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Deferred tax assets:
Operating loss carryforwards	$726,100	$222,300
Other, net	111,800	72,700
Gross deferred tax assets	837,900	295,000

Deferred tax liabilities:
Property and equipment	(1,744,900)	(1,854,500)
Other, net	-	-
Gross deferred tax liabilities	(1,744,900)	(1,854,500)

Net deferred tax liabilities	$(907,000)	$(1,559,500)

As of December 31, 2011, we have consolidated U.S. tax operating loss carryforwards of approximately $2,135,000, which largely expire on December 31, 2021 (subject to certain annual limitations).  We have offset the tax effect of our net operating loss carryforwards against our deferred tax liabilities to the extent permitted under the tax accounting rules.

(9)  Related Party Transactions

The Company repaid net stockholder notes and advances in the amounts of $210,000 and $461,000 in the years ended December 31, 2011 and 2010, respectively.  Stockholder advances are reflected as unsecured long term debt obligations and accrue interest at a rate of 10% per annum (see Note 5).  As of December 31, 2011 and 2010, the Company had granted a second lien on its oil and gas properties to a former stockholder in the amount of approximately $900,000.

(10)  Commitments and Contingencies

The Company and its subsidiaries have operating leases for office space under which rental expense from continuing operations amounted to $87,000 and $93,000 in the years ended December 31, 2011 and 2010, respectively.  As of December 31, 2011, aggregate commitments under the Company’s operating leases were as follows:

Year ending December 31, 2012	$30,000
Year ending December 31, 2013	-
Year ending December 31, 2014	-
Year ending December 31, 2015	-
Year ending December 31, 2016	-
$30,000

From time to time the Company may become involved in litigation in the ordinary course of business. At the present time, other than the Company’s disclosures below, the Company’s management is not aware of any such litigation that could have a material adverse effect on its results of operations, cash flows or financial condition.

Triumph Energy, Inc., a subsidiary in the Exploration & Production business, and a former subsidiary are joint defendants in several lawsuits involving professional liability and other matters arising in the normal course of business in the State of Louisiana.  It is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations of any of the these actions against Triumph.  The Company believes that Triumph has meritorious defenses in each case and is vigorously defending these matters.  The Company has recorded no provision for estimated losses in these cases as of December 31, 2011.

In October 2008, an insurer for the Company’s inactive Construction Staffing subsidiary filed a lawsuit against the subsidiary alleging default on a premium finance obligation in the amount of approximately $200,000, plus interest and attorney’s fees.  The Company believes that its inactive Construction Staffing subsidiary has a meritorious position in this matter and has not engaged legal counsel to defend this case.  A non-appealable judgment was rendered in favor of the plaintiff in January 2011, however, the Company believes that the loss exposure of its defunct Construction Staffing subsidiary would be reduced by approximately one-half due to an offsetting amount that would be due from the underlying carrier.  Accordingly, the Company has recorded an accrual for such estimated net loss exposure in this matter as of December 31, 2011.

The Company, as a lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 2011, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(11)  Other Required Disclosures

Segment Information – The Company operated in two segments, domestic Exploration & Production and Canadian Energy Services, at the time of the sale of Decca in June 2011 (see Note 2).  As a result of the sale of Decca, the Company is treating the Canadian Energy Services segment as discontinued operations and has reported summarized financial information of that segment in Note 2.  Since the Company’s continuing operations consist solely of one remaining segment (domestic Exploration & Production), there is no need for disaggregated segment information for continuing operations in this report.

Asset Retirement Obligations – The Company records an asset retirement obligation (“ARO”) when the total depth of a drilled well is reached and the Company can reasonably estimate the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon costs. The Company records the ARO liability on the consolidated balance sheets and capitalizes a portion of the cost in oil and gas properties equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date and adjusted for the Company’s credit risk. This amount is discounted to present value using an assumed cost of funds for the Company.  After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds.  The Company did not drill or abandon any properties in the years ended December 31, 2011 and 2010.  Therefore, the only ARO transactions were to accrue accretion expense of $31,000 and $28,000, respectively, in the years ended December 31, 2011 and 2010.

Credit Risk Concentrations – As previously noted, the Company’s remaining operations are in the domestic Exploration & Production segment.  In that segment, the Company sells produced oil and gas mostly to well known commodity purchasers from whom it does not require collateral.  In the years ended December 31, 2011 and 2010, there was one major customer, Gulfmark Energy, which represented 77% and 76%, respectively, of the Company’s consolidated revenues from continuing operations.  There were no other customers representing more than 10% of the Company’s consolidated revenues from continuing operations in the years ended December 31, 2011 and 2010.

The Company maintains its domestic cash accounts in three different federally chartered banking institutions.  Its bank accounts in each bank are government insured up to $250,000 with the Company’s book balance at one bank exceeding that level by approximately $425,000 as of December 31, 2011.

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

Management has estimated the fair values of cash, accounts receivable, accounts payable and accrued expenses to approximate their respective carrying values reported on these financial statements because of their short maturities. The carrying amounts of notes receivable and notes payable approximate fair value because their interest rates approximate market for items of similar risk.  Additionally, ASC 820 requires that we disclose the valuation methodology for our commodity derivatives contract as of December 31, 2011 (see Note 4).   Pursuant to ASC 820, we valued this derivative contract based on a “Level 3” input which consisted of a valuation model provided by the counterparty.

(12)  Oil and Gas Producing Activities (Unaudited)

Capitalized Costs of Oil and Gas Properties – The Company has owned working interests in oil and gas properties since acquiring CYMRI in May 2006.  The table below reflects the capitalized costs of such oil and gas properties as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010

Proved oil and gas properties	$14,820	$14,560
Unproved oil and gas properties	-	-
Gross oil and gas properties	14,820	14,560
Less: Accumulated depreciation, depletion & amortization	(8,976)	(8,480)

Net oil and gas properties	$5,844	$6,080

Costs Incurred in Oil and Gas Producing Activities – The table below presents the costs incurred in oil and gas producing activities for the years ended December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010

Property acquisition	$-	$-
Exploration	-	-
Development	260	135

Total costs incurred	$260	$135

Results of Operations for Oil and Gas Producing Activities – The table below presents the results of operations for oil and gas producing activities for the years ended December 31, 2011 and 2010 (in thousands):

	Year ended December 31,
	2011	2010

Revenues	$2,985	$2,626
Production costs	(2,095)	(1,985)
Depreciation, depletion & amortization	(495)	(528)
Impairment expense	-	-
Income taxes	(134)	(38)

Results of operations	$261	$75

Oil and Gas Reserves – The following table sets forth summary information with respect to CYMRI/Triumph’s proved oil and gas reserves as of December 31, 2011, prepared by the Company’s independent reservoir engineering firm.  The estimates of proved and proved developed reserve quantities and the related measure of discounted future net cash flows are estimates only and do not purport to reflect realizable values or fair market values of the Company’s reserves.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise and generally more conservative than those of producing oil and gas properties.  Accordingly, these estimates are expected to change as future information becomes available.  All of the Company's reserves are located in the United States.

	Oil	Gas	Total	PV10 Value
	(MBbl)	(MMcf)	(MMcfe)	(000's)

Proved developed reserves	424	771	3,316	$11,372
Proved undeveloped reserves	48	-	287	1,390
Total proved reserves	472	771	3,603	12,762
Discounted future income taxes				(3,917)
Standardized measure of discounted
future net cash flows				$8,845

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

The following table sets forth changes in the Company’s proved oil and gas reserves in the years ended December 31, 2011 and 2010 (in thousands):

	Oil	Gas	Total
	(MBbl)	(MMcf)	(MMcfe)

Balance at January 1, 2010	323	719	2,657
Revisions of previous estimates	228	184	1,552
Production	(30)	(73)	(253)
Balance at December 31, 2010	521	830	3,956
Revisions of previous estimates	(21)	13	(113)
Production	(28)	(72)	(240)

Balance at December 31, 2011	472	771	3,603

The standardized measure of discounted future net cash flows is computed by applying estimated prices of oil and gas (at year-end 2011 average monthly prices) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (at year-end 2011 costs) to be incurred in developing and producing the proved reserves, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10-percent per year to reflect the estimated timing of the future net cash flows.  The Company does not believe that the standardized measure of discounted future net cash flows is necessarily indicative of the fair value of its oil and gas properties.  The following table sets forth the components of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010

Future net revenues	$49,686	$43,367
Future lease operating expenses and production taxes	(22,779)	(21,143)
Future development costs	(1,468)	(1,818)
Future income taxes	(7,807)	(6,596)
Future net cash flows	17,632	13,810
10% annual discount for estimated timing of cash flows	(8,787)	(6,875)

Standardized measure of discounted future net cash flows	$8,845	$6,935

The following table sets forth changes in the standardized measure of the Company’s discounted future cash flows (“FCF”) relating to its proved oil and gas reserves in the years ended December 31, 2011 and 2010 (in thousands):

	Year ended December 31,
	2011	2010

Net changes in prices and production costs	$3,751	$5,653
Sales and transfers of oil and gas produced	(1,410)	(1,116)
Net change due to revisions in quantity estimates	(198)	2,156
Future development costs	176	117
Net change in income taxes	(605)	(2,142)
Changes in production rates, other	(498)	(1,789)
Accretion of discount	694	369
Changes in standardized measure of discounted FCF	1,910	3,248
Beginning standardized measure of discounted FCF	6,935	3,687

Ending standardized measure of discounted FCF	$8,845	$6,935

In accordance with the guidelines of the SEC, the reservoir engineers’ estimates of future net revenues from our properties and the pre-tax PV 10 Value amounts thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The average beginning of the month prices for the year ended December 31, 2011 used in such estimates were $97.95 per barrel of oil and $4.46 per Mcf of gas.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUM HOLDINGS, INC.

By:	/s/ Larry M. Wright
Larry M. Wright
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 23, 2012.

Signature	Title

/s/Larry M. Wright	Chairman and Chief Executive Officer
Larry M. Wright	(Principal Executive Officer)

/s/ D. Hughes Watler, Jr.	Chief Financial Officer
D. Hughes Watler, Jr.	(Principal Financial and Accounting Officer)