Form 10-Q
period 2012-03-31
STRATUM HOLDINGS, INC.
filed 2012-05-04
CIK 1277998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012
Commission File No. 000-51229

STRATUM HOLDINGS, INC.
(Exact Name of Registrant as specified in its charter)

Nevada	51-0482104
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

11011 Richmond Avenue, Suite 525 Houston, Texas	77042
(Address of principal executive offices)	(zip code)

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

The number of shares outstanding of Common Stock, par value $.01 per share, as of May 4, 2012 was 2,655,738 shares.

STRATUM HOLDINGS, INC.
FORM 10-Q
MARCH 31, 2012

STRATUM HOLDINGS, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$761,597	$758,940
Accounts receivable (net of allowance for doubtful accounts of $208,574)	421,977	536,829
Prepaid expenses and other	80,543	53,434
Notes receivable from sale of subsidiary	696,347	1,146,191
Total current assets	1,960,464	2,495,394

Property and equipment:
Oil and gas properties, evaluated (full cost method)	14,840,228	14,820,142
Other property and equipment	158,234	158,234
Total property and equipment	14,998,462	14,978,376
Less: Accumulated depreciation, depletion and amortization	(9,229,843)	(9,107,252)
Net property and equipment	5,768,619	5,871,124

Other assets:
Notes receivable from sale of subsidiary	1,224,341	1,333,883
Other noncurrent assets	4,742	-
Total other assets	1,229,083	1,333,883

Total assets	$8,958,166	$9,700,401

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt - stockholders	$131,714	$320,000
Current portion of long-term debt - others	2,851,476	2,889,780
Accounts payable	642,719	744,180
Accrued liabilities	1,426,125	1,462,984
Fair value of oil and gas derivatives	78,460	155,440
Total current liabilities	5,130,494	5,572,384

Long-term debt, net of current portion	235,320	244,189
Deferred income taxes	744,500	907,000
Asset retirement obligations	372,950	364,740
Fair value of oil and gas derivatives	180,858	-
Total liabilities	6,664,122	7,088,313

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized,
None issued	-	-
Common stock, $.01 par value per share, 5,000,000 shares authorized,
2,655,738 shares issued and outstanding	26,557	26,557
Additional paid in capital	12,894,490	12,894,490
Accumulated deficit	(10,627,003)	(10,308,959)
Total stockholders’ equity	2,294,044	2,612,088

Total liabilities and stockholders’ equity	$8,958,166	$9,700,401

See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Oil and gas sales	$705,560	$756,500
Total revenues	705,560	756,500

Operating expenses:
Lease operating expense	361,332	398,123
Depreciation, depletion and amortization	122,591	124,135
Workover expense	259,826	103,649
Selling, general and administrative	328,291	323,271
Total operating expenses	1,072,040	949,178

Operating loss	(366,480)	(192,678)

Other income (expense):
Interest income	34,602	-
Interest expense	(44,788)	(65,745)
Loss on oil and gas derivatives	(103,878)	(40,920)

Loss before income taxes	(480,544)	(299,343)
Benefit for income taxes	162,500	100,900
Net loss from continuing operations	(318,044)	(198,443)
Discontinued operations, net of tax	-	231,788
Net income (loss)	$(318,044)	$33,345

Net income (loss) per share, basic and diluted:
Net loss from continuing operations	$(0.12)	$(0.07)
Discontinued operations, net of tax	-	0.08
Net income (loss)	$(0.12)	$0.01

Weighted average shares outstanding, basic and diluted	2,655,738	2,655,738

See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(318,044)	$33,345
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operations
Depreciation, depletion and amortization	122,591	124,135
Benefit for income taxes	(162,500)	(100,900)
Unrealized loss on oil and gas derivatives	103,878	40,920
Changes in current assets and liabilities	(84,923)	194,606
Other changes, net	3,468	(823)
Net cash flows from continuing operations	(335,530)	291,283
Net cash flows from discontinued operations	-	962,274
Total cash flows from operating activities	(335,530)	1,253,557

Cash flows from investing activities:
Collection of notes receivable from sale of subsidiary	593,732	-
Purchase of property and equipment	(20,086)	(123,314)
Net cash flows from investing activities	573,646	(123,314)

Cash flows from financing activities:
Payments of long term debt	(81,657)	(125,685)
Proceeds from long term debt	34,484	30,000
Net payments of stockholder advances	(188,286)	-
Net cash flows from continuing operations	(235,459)	(95,685)
Net cash flows from discontinued operations	-	(1,068,827)
Total cash flows from financing activities	(235,459)	(1,164,512)

Net increase (decrease) in cash and cash equivalents	2,657	(34,269)
Cash and cash equivalents at beginning of period	758,940	63,133

Cash and cash equivalents at end of period	$761,597	$28,864

Supplemental cash flow data:
Cash paid for interest - continuing operations	$31,341	$45,277
Cash paid for interest - discontinued operations	-	66,676

See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)           Basis of Presentation

Interim Financial Information – The accompanying consolidated financial statements have been prepared by Stratum Holdings, Inc. (“we”, “our” or  the “Company”) without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of March 31, 2012, the results of its operations for the three month periods ended March 31, 2012 and 2011, and cash flows for the three month periods ended March 31, 2012 and 2011.  Certain prior year amounts have been reclassified to conform with the current year presentation.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

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

(2)           Discontinued Operations

On June 3, 2011, the Company entered into a Stock Purchase Agreement (“SPA”) with a private company to sell the capital stock of its Canadian Energy Services subsidiaries, Decca Consulting, Ltd. and Decca Consulting, Inc. (collectively referred to as “Decca”), for a total sales price of $4,600,000 (plus a working capital adjustment).  The sales price consisted of the following components: (a) Cash amount of $350,000 paid at closing; (b) Non-interest bearing notes (the “Receivables Notes”) issued by the purchaser in the amount of $2,776,274 (including an estimated working capital adjustment), payable out of the post-closing collection of Decca’s accounts receivable; and (c) Interest bearing notes (the “Installment Notes”) issued by the purchaser in the amount of $1,850,000, payable in 48 monthly installments of principal and interest, at 8% per annum, commencing on October 1, 2011.

As noted above, the purchaser issued the Receivables Notes to the Company in the total amount of $2,776,274 (including an estimated working capital adjustment).  The purchaser made periodic payments of this note out of the post-closing collection of Decca’s accounts receivable through early March 2012, at which time, the original note amount and the estimated working capital adjustment had been fully paid (although the Company and the purchaser have not agreed on the final working capital adjustment).  In early March 2012, the purchaser informed the Company that it would not make the monthly principal and interest payments required under the Installment Notes, in accordance with the stated terms.

Such monthly payments were required commencing in the fourth quarter of 2011 and payments totaling $270,984 were past due at March 31, 2012, at which time, the outstanding balance of principal and accrued interest was $1,920,688.  In April 2012, the Company and the purchaser reached an informal agreement whereby the purchaser will begin making the stated monthly note payments under a delayed payment plan which would ultimately result in the total stated amount of principal and interest being paid.  In light of this agreement, the Company believes that the Installment Notes will be fully collectible.  In the event that the purchaser should not continue to abide by the informal agreement, however, the Company intends to pursue its legal rights to enforce collection of such notes. Pursuant to the SPA, the purchaser has granted security interests in the stock of Decca to the Company, which are to remain in effect until the obligations under the Receivables Notes and Installment Notes are fully satisfied.

The results of discontinued operations of Decca for the three months ended March 31, 2011 are summarized below:

Energy services revenues	$7,791,191
Cost of energy services	(7,152,211)
Gross profit	638,980
General and administrative expenses	(221,116)
Interest expense	(66,676)
Net income before income taxes	351,188
Provision for income taxes	(119,400)
Net income	$231,788

The Company recognized a pre-tax gain from the sale of Decca in the second quarter of 2011 in the amount of $2,695,100.

(3)           Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and has a substantial working capital deficit as of March 31, 2012.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

The Company applies “mark to market” accounting to open derivative contracts in accordance with ASC 815-20, “Accounting for Derivative Instruments and Hedging Activities”.  The Company accounts for commodity derivative contracts as non-hedging transactions, as defined in ASC 815-20.  Accordingly, changes in the fair value of such derivative contracts are reflected in current earnings in the period of the change.  In the three months ended March 31, 2012 and 2011, the Company incurred only unrealized derivative losses in earnings of $103,878 and $40,920, respectively, based on “Level 3” inputs.

(5)           Long Term Debt

As of March 31, 2012 and December 31, 2011, the Company had the following long-term debt obligations:

	March 31,	December 31,
	2012	2011
$25,000,000 line of credit with a bank, maturity currently extended to January 1, 2014, interest at 1.0% above prime (but not less than 5.5%) payable monthly, secured by first lien on CYMRI, LLC’s oil and gas properties, with a declining borrowing base of $2,736,000 as of March 31, 2012	$2,736,000	$2,786,000

Notes payable to 2 individuals, incurred in acquisition of Decca Consulting, Ltd., paid and restructured into newly issued notes payable in 48 monthly installments of principal and interest (at 8% per annum) commencing October 1, 2011, in conjunction with sale of Decca (see Note 2)	267,520	283,922

Advances from stockholders, bearing interest at 10%, unsecured (extended since March 2010)	131,714	320,000

Other short term notes for automobile and insurance financing, interest rates at 6% to 8%	83,276	64,047

	3,218,510	3,453,969
Current portion of long term debt - stockholders	(131,714)	(320,000)
Current portion of long term debt - others	(2,851,476)	(2,889,780)

Long term debt, net of current portions	$235,320	$244,189

Borrowings under the bank credit agreement secured by the oil and gas properties owned by CYMRI, LLC (“CYMRI”), a subsidiary in the Exploration & Production business, are subject to a borrowing base, which is periodically redetermined based on oil and gas reserves.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of March 31, 2012, there was no unutilized borrowing base under the bank credit agreement.

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

In the three months ended March 31, 2012, there were no dilutive common stock equivalents reflected in the determination of net loss per share as the effect would have been anti-dilutive. In the three months ended March 31, 2011, there were no dilutive common stock equivalents reflected in the determination of net income per share as there were no outstanding in-the-money employee stock options.

(7)           Stockholder Advances

The Company repaid net stockholder notes and advances in the amounts of $188,000 and zero in the three months ended March 31, 2012 and 2011, respectively.  Such advances are reflected as unsecured short term debt obligations and accrue interest at a rate of 10% per annum (see Note 5).

(8)           Contingencies

From time to time the Company may become involved in litigation in the ordinary course of business.  At the present time, other than the Company’s disclosures below, the Company’s management is not aware of any such litigation that could have a material adverse effect on its results of operations, cash flows or financial condition.

Triumph Energy, Inc., a subsidiary in the Exploration & Production segment, and a former subsidiary are joint defendants in several lawsuits involving professional liability and other matters arising in the normal course of business in the State of Louisiana.  It is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations of any of the these actions against Triumph.  The Company believes that Triumph has meritorious defenses in each case and is vigorously defending these matters.  The Company has recorded no provision for estimated losses in these cases as of March 31, 2012.

In October 2008, an insurer for the Company’s inactive Construction Staffing subsidiary filed a lawsuit against the subsidiary alleging default on a premium finance obligation in the amount of approximately $200,000, plus interest and attorney’s fees.  The Company believes that its inactive Construction Staffing subsidiary has a meritorious position in this matter and has not engaged legal counsel to defend this case.  A non-appealable judgment was rendered in favor of the plaintiff in January 2011, however, the Company believes that the loss exposure of its defunct Construction Staffing subsidiary would be reduced by approximately one-half due to an offsetting refund that would be due from the underlying carrier.  Accordingly, the Company has recorded an accrual for such estimated net loss exposure in this matter as of March 31, 2012.

The Company, as a lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of March 31, 2012, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

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

Overview

Stratum Holdings, Inc. (“we”, “our” or the “Company”) is a holding company whose operations are presently focused on the domestic Exploration & Production business.  In that business, our wholly-owned subsidiaries, CYMRI, L.L.C. and Triumph Energy, Inc., own working interests in approximately 60 producing oil and gas wells in Texas and Louisiana, with net production of approximately 700 MCF equivalent per day. We seek to increase shareholder value through an approach focused on growth and transaction opportunities in the energy industry.

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

As a result of the sale of Decca, we are treating the revenues and expenses of the Canadian Energy Services segment for the three months ended March 31, 2011 as discontinued operations in this report, with our domestic Exploration & Production segment being reported as continuing operations.

Results of Operations

The following discussion reflects the revenues and expenses for the three month periods ended March 31, 2012 and 2011, as reported in our consolidated financial statements and notes thereto included in Item 1.

Three months ended March 31, 2012 versus three months ended March 31, 2011 — Total revenues from continuing operations, not including interest income, for the three months ended March 31, 2012 were $706,000 compared to $756,000 for the three months ended March 31, 2011.

Revenues from CYMRI’s and Triumph’s oil and gas sales for the three months ended March 31, 2012 were $706,000 compared to $756,000 for the three months ended March 31, 2011.  In the three months ended March 31, 2012, revenues from oil production were $646,000, reflecting volumes of 6,120 barrels at an average price of $105.55 per barrel, while gas revenues were $60,000, reflecting volumes of 20,400 Mcf at an average price of $2.94 per Mcf.  On an overall basis, these amounts reflect essentially no change in average oil and gas prices while production volumes declined by approximately 7%.  Due to the mechanical condition of our properties, we believe that continuing declines in production volumes are reasonably possible in the near future.

Lease operating expenses (“LOE”), including production taxes, were $361,000 for the three months ended March 31, 2012 versus $398,000 for the three months ended March 31, 2011, representing LOE of CYMRI’s and Triumph’s oil and gas production operations.  This decrease was largely due to the decline in oil and gas production volumes noted above.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended March 31, 2012 was $123,000 versus $124,000 for the three months ended March 31, 2011, representing DD&A of CYMRI’s and Triumph’s oil and gas properties.  This decrease was due to a decline in production volumes partially offset by a slight increase in depletion rates.

Workover expenses for the three months ended March 31, 2012 were $260,000 versus $104,000 for the three months ended March 31, 2011, representing workovers on CYMRI’s and Triumph’s oil and gas properties.  This increase was largely experienced in CYMRI’s Burnell Field.

Selling, general and administrative (“SG&A”) expenses from continuing operations for the three months ended March 31, 2012 were $328,000 compared to $323,000 for the three months ended March 31, 2011.  This relatively small increase was not considered to be significant.

Interest income from continuing operations for the three months ended March 31, 2012 was $35,000 versus zero for the three months ended March 31, 2011.  This increase resulted from interest income earned on the long-term, interest-bearing notes receivable arising from the sale of Decca in June 2011 (see Note 2).

Interest expense from continuing operations for the three months ended March 31, 2012 was $45,000 versus $66,000 for the three months ended March 31, 2011.  This decrease was due to declines in interest rates as well as in outstanding borrowings.

Loss on oil and gas derivatives for the three months ended March 31, 2012 was $104,000 versus $41,000 for the three months ended March 31, 2011.  This fluctuation was due to the change in fair value of CYMRI’s outstanding oil and gas derivative contracts (see Note 4).

Income taxes from continuing operations were a benefit of $162,000 for the three months ended March 31, 2012 compared to $101,000 for the three months ended March 31, 2010.  These benefit amounts reflected consolidated income tax rates from continuing operations of approximately 34% in both periods.

Income from discontinued operations, net of income taxes, was zero for the three months ended March 31, 2012 versus net income of $232,000 for the three months ended March 31, 2011.  As further described in Note 2, we sold the outstanding capital stock of our Canadian Energy Services subsidiary, Decca, to a private company on June 3, 2011.  The results of operations of our Canadian Energy Services business have been classified as discontinued operations in the Consolidated Statement of Operations, net of applicable income tax expense.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities for the three months ended March 31, 2012 was $336,000 compared to net cash provided by operating activities of $1,254,000 for the three months ended March 31, 2011.  This comparative difference was primarily due to changes in net cash flows from our discontinued operations arising from the Decca sale (see Note 2).

Investing activities.  Net cash provided by investing activities, after deducting capital expenditures, was $574,000 for the three months ended March 31, 2012 compared to net cash used in investing activities of $123,000 for the three months ended March 31, 2011.  This fluctuation was largely due to the Company receiving proceeds from the post-closing collection of notes receivable from the Decca purchaser in the amount of $594,000 in the three months ended March 31, 2012.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2012 was $235,000 compared to $1,165,000 for the three months ended March 31, 2011.  This relative difference in net financing cash flows was primarily due to changes in net cash flows from our discontinued operations arising from the Decca sale (see Note 2) and largely offsets the change in net operating cash flows noted above under “Operating activities.”

As disclosed in Note 5, a substantial portion of our existing long term debt is in the form of a bank credit facility secured by CYMRI/Triumph’s producing oil and gas properties.  Borrowings under the bank credit agreement are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  Such short term borrowings amounted to $2,736,000 as of March 31, 2012.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of March 31, 2012, there was no unutilized borrowing base and the maturity was scheduled on January 1, 2014.  Notwithstanding this scheduled maturity, the Company has classified such borrowings as a current liability due to continued inability to meet certain financial covenants under the bank credit agreement.  Pursuant to debt accounting rules, the Company will maintain the current liability classification until it is able to meet such financial covenants in the future.

Our ongoing capital expenditures are in the Exploration & Production segment, which can be highly capital intensive.  In this business, expenditures for CYMRI/Triumph’s drilling and equipping of oil and gas wells are typically required to maintain or increase existing production levels.  We normally attempt to finance CYMRI/Triumph’s capital expenditure requirements through a combination of cash flow from operations and secured bank borrowings.  We presently have relatively low capital expenditure requirements relating to CYMRI/Triumph’s oil and gas properties as evidenced by a total of only $20,000 being spent as of March 31, 2012.  We believe that our capital expenditures for the remainder of 2012 can be financed largely through our traditional sources.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and presently has a working capital deficit in the amount of $3,170,000.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

We believe that the June 2011 sale of Decca, on the terms summarized in Note 2, has improved our financial condition.  It should be noted, however, that we did not receive the full amount of the sales price in cash at closing and our realization of the remaining sales price will depend on the purchaser making scheduled payments of principal and interest to us in accordance with the terms of our installment note receivable.  As disclosed in Note 2, the purchaser has been delinquent in a making the scheduled note payments since the fourth quarter of 2011, although the Company and the purchaser recently reached an informal agreement for the payment of the remaining amount due under this note receivable.  In the event that the purchaser should not continue to abide by the informal agreement, however, the Company intends to pursue its legal rights to enforce collection of such note.  Nonetheless, it is possible that we and the purchaser may mutually agree to restructure the terms of this note at some point in the future, although no definitive agreement has been reached in that regard.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  See our Annual Report on Form 10-K for the year ended December 31, 2011 for a further description of our critical accounting policies and estimates.

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

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.                OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

See Note 8 to Consolidated Financial Statements.

ITEM 1A.              RISK FACTORS

Information for this Item is not required as the Registrant is a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 MINE SAFETY DISCLOSURES

None.

ITEM 5.                 OTHER INFORMATION

Effective May 1, 2012, the Company relocated its main office to the following address: 11011 Richmond Avenue, Suite 525, Houston, Texas 77042.   The Company’s telephone number remains (713) 479-7050.

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

STRATUM HOLDINGS, INC.

May 4, 2012	By:	/s/ Larry M. Wright
Larry M. Wright
Chief Executive Officer

	By:	/s/D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer