Form 10-Q
period 2012-09-30
STRATUM HOLDINGS, INC.
filed 2012-11-07
CIK 1277998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

The number of shares outstanding of Common Stock, par value $.01 per share, as of November 7, 2012 was 2,655,738 shares.

STRATUM HOLDINGS, INC.
FORM 10-Q
SEPTEMBER 30, 2012

STRATUM HOLDINGS, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$528,462	$758,940
Accounts receivable (net of allowance for doubtful accounts of $208,574
at September 30, 2012 and December 31, 2011)	363,591	536,829
Prepaid expenses and other	96,282	53,434
Notes receivable from sale of subsidiary	747,102	1,146,191
Total current assets	1,735,437	2,495,394

Property and equipment:
Oil and gas properties, evaluated (full cost method)	14,887,427	14,820,142
Other property and equipment	187,568	158,234
Total property and equipment	15,074,995	14,978,376
Less: Accumulated depreciation, depletion and amortization	(9,474,923)	(9,107,252)
Net property and equipment	5,600,072	5,871,124

Other assets:
Notes receivable from sale of subsidiary	998,598	1,333,883
Other noncurrent assets	4,743	-
Total other assets	1,003,341	1,333,883

Total assets	$8,338,850	$9,700,401

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt - stockholders	$14,714	$320,000
Current portion of long-term debt - others	2,720,444	2,889,780
Accounts payable	550,661	744,180
Accrued liabilities	1,548,105	1,462,984
Fair value of oil and gas derivatives	18,876	155,440
Total current liabilities	4,852,800	5,572,384

Long-term debt, net of current portion	217,300	244,189
Deferred income taxes	689,800	907,000
Asset retirement obligations	389,930	364,740
Fair value of oil and gas derivatives	6,102	-
Total liabilities	6,155,932	7,088,313

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized,
None issued	-	-
Common stock, $.01 par value per share, 5,000,000 shares authorized,
2,655,738 shares issued and outstanding	26,557	26,557
Additional paid in capital	12,894,490	12,894,490
Accumulated deficit	(10,738,129)	(10,308,959)
Total stockholders’ equity	2,182,918	2,612,088

Total liabilities and stockholders’ equity	$8,338,850	$9,700,401

See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2012	2011
Revenues:
Oil and gas sales	$709,669	$738,760
Total revenues	709,669	738,760

Operating expenses:
Lease operating expense	389,744	347,596
Depreciation, depletion and amortization	123,126	125,421
Workover expense	125,565	36,519
Selling, general and administrative	217,257	299,223
Total operating expenses	855,692	808,759

Operating loss	(146,023)	(69,999)

Other income (expense):
Interest income	30,531	-
Interest expense	(51,050)	(77,884)
Gain (loss) on oil and gas derivatives	(95,038)	16,135

Loss before income taxes	(261,580)	(131,748)
Benefit for income taxes	88,100	31,000
Net loss	(173,480)	$(100,748)

Net loss per share, basic and diluted	$(0.07)	$(0.04)

Weighted average shares outstanding, basic and diluted	2,655,738	2,655,738

 See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Revenues:
Oil and gas sales	$2,169,886	$2,323,964
Total revenues	2,169,886	2,323,964

Operating expenses:
Lease operating expense	1,144,995	1,171,780
Depreciation, depletion and amortization	367,671	371,078
Workover expense	597,912	207,357
Selling, general and administrative	786,055	869,612
Total operating expenses	2,896,633	2,619,827

Operating loss	(726,747)	(295,863)

Other income (expense):
Interest income	97,754	-
Interest expense	(147,839)	(206,759)
Gain on oil and gas derivatives	130,462	34,486

Loss before income taxes	(646,370)	(468,136)
Benefit for income taxes	217,200	143,600
Net loss from continuing operations	(429,170)	(324,536)
Discontinued operations, net of tax	-	3,097,972
Net income (loss)	$(429,170)	$2,773,436

Net income (loss) per share, basic and diluted:
Net loss from continuing operations	$(0.16)	$(0.12)
Discontinued operations, net of tax	-	1.16
Net income (loss) per share	$(0.16)	$1.04

Weighted average shares outstanding, basic and diluted	2,655,738	2,655,738

 See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(429,170)	$2,773,436
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
Depreciation, depletion and amortization	367,671	371,078
Benefit for income taxes	(217,200)	(143,600)
Gain on sale of subsidiary	-	(2,765,595)
Unrealized gain on oil and gas derivatives	(130,462)	(39,025)
Changes in current assets and liabilities	(12,354)	31,497
Other changes, net	20,447	15,313
Net cash flows from continuing operations	(401,068)	243,104
Net cash flows from discontinued operations	-	327,539
Total cash flows from operating activities	(401,068)	570,643

Cash flows from investing activities:
Receipt of cash from sale of subsidiary	-	350,000
Collection of notes receivable from sale of subsidiary	768,720	1,132,542
Purchase of property and equipment	(67,285)	(177,331)
Net cash flows from investing activities	701,435	1,305,211

Cash flows from financing activities:
Payments of long term debt	(294,913)	(396,111)
Proceeds from long term debt	69,354	48,150
Net payments of stockholder advances	(305,286)	(120,000)
Net cash flows from continuing operations	(530,845)	(467,961)
Net cash flows from discontinued operations	-	(1,173,644)
Total cash flows from financing activities	(530,845)	(1,641,605)

Net increase (decrease) in cash and cash equivalents	(230,478)	234,249
Cash and cash equivalents at beginning of period	758,940	63,133

Cash and cash equivalents at end of period	$528,462	$297,382

Supplemental cash flow data:
Cash paid for interest - continuing operations	$116,572	$154,961
Cash paid for interest - discontinued operations	-	120,065

Supplemental investing activity:
Notes payable issued for purchase of property and equipment	$29,334	$-
Notes receivable issued for sale of subsidiary - non interest bearing	-	2,839,324
Notes receivable issued for sale of subsidiary - interest bearing	-	1,850,000

See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)           Basis of Presentation

Interim Financial Information – The accompanying consolidated financial statements have been prepared by Stratum Holdings, Inc. (“we”, “our” or  the “Company”) without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of September 30, 2012, the results of its operations for the three and nine month periods ended September 30, 2012 and 2011, and cash flows for the nine month periods ended September 30, 2012 and 2011.  Certain prior year amounts have been reclassified to conform with the current year presentation.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The results of discontinued operations of Decca for the nine months ended September 30, 2011 are summarized below: below:

Energy services revenues	$12,768,505
Cost of energy services	(11,720,562)
Gross profit	1,047,943
General and administrative expenses	(424,301)
Interest expense	(120,065)
Gain on sale (preliminary)	2,765,595
Net income before income taxes	3,269,172
Provision for income taxes	(171,200)
Net income	$3,097,972

In the second quarter of 2011, the Company recognized a preliminary gain from the sale of Decca in the amount of $2,765,595, which was subsequently adjusted in the fourth quarter of 2011 to $2,695,100.

(3)           Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and has a substantial working capital deficit as of September 30, 2012.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

The Company applies “mark to market” accounting to open derivative contracts in accordance with ASC 815-20, “Accounting for Derivative Instruments and Hedging Activities,” and accounts for such contracts as non-hedging transactions, as defined in ASC 815-20.  Accordingly, we reflect changes in fair value of open derivative contracts in current period earnings, based on “Level 3” inputs.  In the nine months ended September 30, 2012 and 2011, we recorded unrealized gains of $130,462 and $39,025, respectively, due to fair value changes and a realized settlement loss of $4,539 in the 2011 period.

(5)           Long Term Debt

As of September 30, 2012 and December 31, 2011, the Company had the following long-term debt obligations:

	September 30,	December 31,
	2012	2011
$25,000,000 line of credit with a bank, maturing on January 1, 2014, interest at 1.0% above prime (but not less than 5.5%) payable monthly, secured by first lien on CYMRI, LLC’s oil and gas properties, with a declining borrowing base of $2,586,000 as of September 30, 2012	$2,586,000	$2,786,000

Notes payable to 2 individuals, incurred in acquisition of Decca Consulting, Ltd., paid and restructured into newly issued notes payable in 48 monthly installments of principal and interest (at 8% per annum) commencing October 1, 2011, in conjunction with sale of Decca (see Note 2)	233,718	283,922

Advances from stockholders, bearing interest at 10%, unsecured (extended since March 2010)	14,714	320,000

Other short term notes for automobile and insurance financing, interest rates at 6% to 8%	118,026	64,047

	2,952,458	3,453,969
Current portion of long term debt - stockholders	(14,714)	(320,000)
Current portion of long term debt - others	(2,720,444)	(2,889,780)

Long term debt, net of current portions	$217,300	$244,189

Borrowings under the bank credit agreement secured by the oil and gas properties owned by CYMRI, LLC (“CYMRI”), a subsidiary in the Exploration & Production business, are subject to a borrowing base, which is periodically redetermined based on oil and gas reserves.  The bank credit agreement generally does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of September 30, 2012, there was no unutilized borrowing base under the bank credit agreement.

In December 2011, the bank credit agreement was amended to redefine the declining borrowing base, reduce the minimum interest rate to 5.5%, and extend the maturity to January 1, 2014.  Notwithstanding this extension, the Company has classified this debt as a current liability due to its inability to consistently meet certain financial covenants under the credit agreement.  Pursuant to debt accounting rules, the Company will maintain the current liability classification until it is able to meet such financial covenants in the future.

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

In the nine months ended September 30, 2012, the amounts for basic and diluted net loss per share were the same as the inclusion of any common stock equivalents would have been anti-dilutive due to the net loss.  In the nine months ended September 30, 2011, the amounts for basic and diluted net income per share were the same as there were no dilutive common stock equivalents outstanding in that period.

(7)           Stockholder Advances

The Company repaid net stockholder notes and advances in the amounts of $305,286 and $120,000 in the nine months ended September 30, 2012 and 2011, respectively.  Such advances are reflected as unsecured short term debt obligations and accrue interest at a rate of 10% per annum (see Note 5).

(8)           Contingencies

From time to time the Company may become involved in litigation in the ordinary course of business.  At the present time, other than the Company’s disclosures below, the Company’s management is not aware of any such litigation that could have a material adverse effect on its results of operations, cash flows or financial condition.

Triumph Energy, Inc., a subsidiary in the Exploration & Production segment, and a former subsidiary which was sold in 2008, have been named as joint defendants in several lawsuits involving professional liability and other matters arising in the normal course of business in the State of Louisiana.  Most of these cases have been settled with little or no net cost to Triumph.  It is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations of any of the remaining actions against Triumph.  The Company believes that Triumph has meritorious defenses in each case and is vigorously defending these matters.  The Company has recorded no provision for estimated losses in these cases as of September 30, 2012.

In October 2008, an insurer for the Company’s inactive Construction Staffing subsidiary filed a lawsuit against the subsidiary alleging default on a premium finance obligation in the amount of approximately $200,000, plus interest and attorney’s fees.  The Company believes that its inactive Construction Staffing subsidiary has a meritorious position in this matter and has not engaged legal counsel to defend this case.  A default judgment was rendered in favor of the plaintiff in January 2011 and the Company has recorded an accrual for the subsidiary’s estimated loss exposure of approximately $100,000 as of September 30, 2012.

The Company, as a lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of September 30, 2012, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

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

As a result of the sale of Decca, we are treating the revenues and expenses of the Canadian Energy Services segment for the three month and nine month periods ended September 30, 2011 as discontinued operations in this report, with our domestic Exploration & Production segment being reported as continuing operations.

Results of Operations

The following discussion reflects the revenues and expenses for the three month and nine month periods ended September 30, 2012 and 2011, as reported in our consolidated financial statements and notes thereto included in Item 1.

Three months ended September 30, 2012 versus three months ended September 30, 2011 — Total revenues from continuing operations, not including interest income, for the three months ended September 30, 2012 were $710,000 compared to $739,000 for the three months ended September 30, 2011.

Revenues from CYMRI’s and Triumph’s oil and gas sales for the three months ended September 30, 2012 were $710,000 compared to $739,000 for the three months ended September 30, 2011.  In the three months ended September 30, 2012, revenues from oil production were $658,000, reflecting volumes of 7,099 barrels at an average price of $92.69 per barrel, while gas revenues were $52,000, reflecting volumes of 18,580 Mcf at an average price of $2.80 per Mcf.  On an overall basis, these amounts reflect a 4% decrease in average oil and gas prices while oil and gas production volumes were essentially unchanged compared to the three months ended September 30, 2011.

Lease operating expenses (“LOE”), including production taxes, were $390,000 for the three months ended September 30, 2012 versus $348,000 for the three months ended September 30, 2011, representing LOE of CYMRI’s and Triumph’s oil and gas production operations.  This slight increase was due to a change in the relative timing of certain lease operating expenses between the two quarterly periods.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended September 30, 2012 was $123,000 versus $125,000 for the three months ended September 30, 2011, representing DD&A of CYMRI’s and Triumph’s oil and gas properties.  This lack of variation was as expected as oil and gas production volumes were essentially unchanged between the two quarterly periods.

Workover expenses for the three months ended September 30, 2012 were $126,000 versus $37,000 for the three months ended September 30, 2011, representing workovers on CYMRI’s and Triumph’s oil and gas properties.  This increase was largely experienced in CYMRI’s Kibbe Field and Triumph’s Egan Field.

Selling, general and administrative (“SG&A”) expenses from continuing operations for the three months ended September 30, 2012 were $217,000 compared to $299,000 for the three months ended September 30, 2011.  This decrease was due to the elimination of certain non-recurring SG&A expenses in the current year period following the sale of Decca in June 2011 (see Note 2).

Interest income from continuing operations for the three months ended September 30, 2012 was $31,000 versus zero for the three months ended September 30, 2011.  This increase resulted from interest income earned on the long-term, interest-bearing notes receivable arising from the sale of Decca in June 2011 (see Note 2).

Interest expense from continuing operations for the three months ended September 30, 2012 was $51,000 versus $78,000 for the three months ended September 30, 2011.  This decrease was due to declines in interest rates as well as in outstanding borrowings.

Loss on oil and gas derivatives for the three months ended September 30, 2012 was $95,000 versus a gain of $16,000 for the three months ended September 30, 2011.  This fluctuation was due to the change in fair value of CYMRI’s outstanding oil and gas derivative contracts (see Note 4).

Income taxes from continuing operations were a benefit of $88,000 for the three months ended September 30, 2012 compared to $31,000 for the three months ended September 30, 2011.  These benefit amounts reflected consolidated income tax rates from continuing operations of approximately 34% and 24%, respectively.

Nine months ended September 30, 2012 versus nine months ended September 30, 2011 — Total revenues from continuing operations, not including interest income, for the nine months ended September 30, 2012 were $2,170,000 compared to $2,324,000 for the nine months ended September 30, 2011.

Revenues from CYMRI’s and Triumph’s oil and gas sales for the nine months ended September 30, 2012 were $2,170,000 compared to $2,324,000 for the nine months ended September 30, 2011.  In the nine months ended September 30, 2012, revenues from oil production were $2,010,000, reflecting volumes of 20,521 barrels at an average price of $97.95 per barrel, while gas revenues were $160,000, reflecting volumes of 60,530 Mcf at an average price of $2.64 per Mcf.  On an overall basis, these amounts reflect an 8% decrease in average oil and gas prices which was partially offset by an increase in production volumes of approximately 1% due to the effect of recent field workover operations.

Lease operating expenses (“LOE”), including production taxes, were $1,145,000 for the nine months ended September 30, 2012 versus $1,172,000 for the nine months ended September 30, 2011, representing LOE of CYMRI’s and Triumph’s oil and gas production operations.  This relatively small decrease was not considered to be significant.

Depreciation, depletion and amortization (“DD&A”) expense for the nine months ended September 30, 2012 was $368,000 versus $371,000 for the nine months ended September 30, 2011, representing DD&A of CYMRI’s and Triumph’s oil and gas properties.  This lack of variation was as expected as oil and gas production volumes and depletion rates were essentially unchanged between the two periods.

Workover expenses for the nine months ended September 30, 2012 were $598,000 versus $207,000 for the nine months ended September 30, 2011, representing workovers on CYMRI’s and Triumph’s oil and gas properties.  This increase was largely experienced in CYMRI’s Kibbe Field and Triumph’s Egan Field.

Selling, general and administrative (“SG&A”) expenses from continuing operations for the nine months ended September 30, 2012 were $786,000 compared to $870,000 for the nine months ended September 30, 2011.  This decrease was due to the elimination of certain non-recurring SG&A expenses in the current year period following the sale of Decca in June 2011 (see Note 2).

Interest income from continuing operations for the nine months ended September 30, 2012 was $98,000 versus zero for the nine months ended September 30, 2011.  This increase resulted from interest income earned on the long-term, interest-bearing notes receivable arising from the sale of Decca in June 2011 (see Note 2).

Interest expense from continuing operations for the nine months ended September 30, 2012 was $148,000 versus $207,000 for the nine months ended September 30, 2011.  This decrease was due to declines in interest rates as well as in outstanding borrowings.

Gain on oil and gas derivatives for the nine months ended September 30, 2012 was $130,000 versus $34,000 for the nine months ended September 30, 2011.  This fluctuation was largely due to the change in fair value of CYMRI’s outstanding oil and gas derivative contracts (see Note 4).

Income taxes from continuing operations were a benefit of $217,000 for the nine months ended September 30, 2012 compared to $144,000 for the nine months ended September 30, 2011.  These benefit amounts reflected consolidated income tax rates from continuing operations of approximately 34% and 31%, respectively.

Income from discontinued operations, net of income taxes, was zero for the nine months ended September 30, 2012 versus net income of $3,098,000 for the nine months ended September 30, 2011.  As further described in Note 2, we sold the outstanding capital stock of our Canadian Energy Services subsidiary, Decca, to a private company in June 2011.  The results of operations of our Canadian Energy Services business have been classified as discontinued operations in the Consolidated Statement of Operations, net of applicable income tax expense.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities for the nine months ended September 30, 2012 was $401,000 compared to net cash provided by operating activities of $571,000 for the nine months ended September 30, 2011.  This comparative difference was primarily due to changes in operating net cash flows from our discontinued operations arising from the Decca sale (see Note 2).

Investing activities.  Net cash provided by investing activities, after deducting capital expenditures, was $701,000 for the nine months ended September 30, 2012 compared to $1,305,000 for the nine months ended September 30, 2011.  The Company generated positive cash flows from investing activities in both of these periods primarily due to the proceeds from the post-closing collection of notes receivable arising from the Decca sale (see Note 2).

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2012 was $531,000 compared to $1,642,000 for the nine months ended September 30, 2011.  This relative difference in net financing cash flows was primarily due to changes in net cash flows from our discontinued operations arising from the Decca sale (see Note 2) and largely offsets the change in net operating cash flows noted above under “Operating activities.”

As disclosed in Note 5, a substantial portion of our existing long term debt is in the form of a bank credit facility secured by CYMRI/Triumph’s producing oil and gas properties.  Borrowings under the bank credit agreement are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  Such short term borrowings amounted to $2,586,000 as of September 30, 2012.

The bank credit agreement generally does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of September 30, 2012, there was no unutilized borrowing base and the maturity was scheduled on January 1, 2014.  Notwithstanding this scheduled maturity, the Company has classified such borrowings as a current liability due to its inability to consistently meet certain financial covenants under the bank credit agreement.  Pursuant to debt accounting rules, the Company will maintain the current liability classification until it is able to meet such financial covenants in the future.

Our ongoing capital expenditures are in the Exploration & Production segment, which can be highly capital intensive.  In this business, expenditures for CYMRI/Triumph’s drilling and equipping of oil and gas wells are typically required to maintain or increase existing production levels.  We normally attempt to finance these capital expenditure requirements through a combination of cash flow from operations and secured bank borrowings.  We presently have relatively low capital expenditure requirements relating to CYMRI/Triumph’s oil and gas properties as evidenced by a total of only $67,000 being spent as of September 30, 2012.  We believe that our capital expenditures for the remainder of 2012 can be financed largely through our traditional sources.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and presently has a working capital deficit in the amount of $3,117,000.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

We believe that the June 2011 sale of Decca, on the terms summarized in Note 2, has improved our financial condition.  It should be noted, however, that we did not receive the full amount of the sales price in cash at closing and our realization of the remaining sales price will depend on the purchaser making scheduled payments of principal and interest to us in accordance with the terms of our installment note receivable.  As disclosed in Note 2, the purchaser was delinquent in a making the scheduled note payments to us through the first quarter of 2012, although we and the purchaser reached an informal agreement in the second quarter of 2012 whereby the purchaser began making the stated monthly note payments under a delayed payment plan which would ultimately result in the total stated amount of principal and interest being paid.  The purchaser continued to make the stated monthly note payments to us under the informal agreement in the third quarter of 2012.  In the unexpected event that the purchaser should not continue to abide by the informal agreement, however, we intend to pursue our legal rights to enforce collection of such note.  Notwithstanding this informal agreement, it is possible that we and the purchaser may mutually agree to formally restructure the terms of this note at some point in the future, although no definitive agreement has been reached in that regard.

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

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

STRATUM HOLDINGS, INC.

Date: November 7, 2012	By:	/s/ Larry M. Wright
Larry M. Wright
Chief Executive Officer

	By:	/s/D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer