Form 10-K
period 2012-12-31
STRATUM HOLDINGS, INC.
filed 2013-03-20
CIK 1277998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

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

Large accelerated filer      ☐          Accelerated filer       ☐           Non-accelerated filer      ☐             Smaller reporting company      ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐    No ☑

The aggregate market value of Common Stock held by non-affiliates of the Registrant (based upon the closing price of such shares as quoted on the OTC Bulletin Board) as of the last business day of the most recently completed second fiscal quarter was approximately $72,000.

The number of shares outstanding of the Registrant's Common Stock as of March 20, 2013 was 2,655,738 shares.

 STRATUM HOLDINGS, INC.
2012 FORM 10-K

PART I

ITEM 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES.

Stratum Holdings, Inc. (“we”, “our” or the “Company”) is an energy holding company headquartered in Houston, Texas, whose operations are primarily focused on the Exploration & Production business.  In that business, our wholly-owned subsidiaries, CYMRI, L.L.C. (“CYMRI”) and Triumph Energy, Inc. (“Triumph”), maintain working interests in approximately 45 to 50 producing oil and gas wells in Texas and Louisiana, with net production of approximately 700 MCF equivalent per day.  We seek to increase shareholder value through an approach centered on growth and transaction opportunities, either as an acquirer or a seller, in the energy industry.

In late 2012, we formed a new wholly-owned subsidiary, Deployed Energy, Inc. (“Deployed Energy”), to enter the Energy Services business, primarily in Texas.  As indicated in the next paragraph, we previously operated in the Energy Services business, mostly in Canada, for a number of years prior thereto, and we formed Deployed Energy in order to pursue domestic opportunities in that business.  As of December 31, 2012, this new subsidiary was still in the formative stages and had not commenced operations or entered into any transactions.

Through June 2011, we operated in the Canadian Energy Services business via two wholly-owned subsidiaries, Decca Consulting, Ltd. and Decca Consulting, Inc. (collectively referred to as “Decca”).  At that time, we sold the outstanding capital stock of Decca to a private company, as more fully described in the section on Energy Services below.  Although we have sold Decca, the note payments that we are receiving from the purchaser pursuant to the sales agreement represent a current source of liquidity for our continuing operations.

 We seek to increase shareholder value through an approach focused on both growth and transaction opportunities in the energy industry.  Our management team has executive level contacts throughout the energy industry and has expertise in identifying and closing transaction opportunities.

The following two sections provide additional background information on our activities in both the Exploration & Production and Energy Services businesses.

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

CYMRI had previously acquired a Louisiana energy consulting company, Petroleum Engineers, Inc. (“PEI”), in June 2004 for total consideration of $5.1 million and that acquisition included working interests in various non-operated oil and gas properties in South Louisiana owned by Triumph, which was a PEI affiliate at that time.  The Company’s subsequent sale of PEI to another company in March 2008 did not include the oil and gas properties of Triumph.

Shown below are certain SEC required disclosures regarding the currently owned oil and gas properties of CYMRI and Triumph in our Exploration & Production business.

Oil and Gas Reserves

The following table sets forth summary information with respect to the estimates of CYMRI/Triumph’s proved oil and gas reserves, as of December 31, 2012, prepared by Prator Bett, L.L.C., our independent reservoir engineering firm:

	Oil	Gas	Total	PV10 Value
	(MBbl)	(MMcf)	(MMcfe)	(000's)

Proved developed reserves	429	663	3,236	$10,659
Proved undeveloped reserves	48	-	288	1,117
Total proved reserves	477	663	3,524	11,776
Discounted future income taxes				(3,442)
Standardized measure of discounted
future net cash flows				$8,334

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

In accordance with the guidelines of the SEC, the reservoir engineers’ estimates of future net revenues from our properties and the pre-tax PV 10 Value amounts thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The average beginning of the month prices for the year ended December 31, 2012 used in such estimates were $97.81 per barrel of oil and $3.33 per Mcf of gas.

Productive Oil and Gas Wells and Acreage

As of December 31, 2012, CYMRI and Triumph maintained ownership interests in a total of 29.0 gross (21.8 net) productive wells in the State of Texas and 17.0 gross (3.4 net) productive wells in the State of Louisiana for a grand total of 46.0 gross (25.2 net) productive oil and gas wells.  CYMRI and Triumph did not participate in the drilling of any new oil and gas wells in the three years ended December 31, 2012.

As of December 31, 2012, CYMRI and Triumph had ownership interests in approximately 3,000 net productive acres in the States of Texas and Louisiana.  CYMRI and Triumph had no significant interests in any undeveloped acreage.

Production Prices and Costs

The average per barrel oil price received for CYMRI/ Triumph’s net oil production in the years ended December 31, 2012, 2011 and 2010 were $97.42, $95.63 and $75.34, respectively.  The average per Mcf gas price received for CYMRI/ Triumph’s net gas production in the years ended December 31, 2012, 2011 and 2010 were $2.75, $4.42 and $4.64, respectively.  In the same periods, CYMRI/ Triumph’s net production costs averaged $6.45, $6.58 and $5.93, respectively, per Mcf equivalent.

CYMRI/ Triumph’s oil and gas production is sold to various purchasers in the States of Texas and Louisiana at spot or market sensitive prices under short-term contracts.  CYMRI/ Triumph had no delivery commitments in the three years ended December 31, 2012.

 Energy Services

In our newly formed subsidiary, Deployed Energy, we will seek to assemble a cadre of independent field consultants who are capable of providing drilling, completion and other on-site consulting services to oil and gas operators in Texas and other oil and gas producing states.  These services will generally be performed on a per diem rate for the customer operators, pursuant to term agreements which will be subject to periodic rate adjustments.  This business model is very similar to the one that we employed in our operation of Decca, prior to our sale of that subsidiary.  As of March 12, 2013, Deployed Energy remained in the formative stages, at which time a contractual provision restraining the Company from competing in the Energy Services business expired.

As previously indicated, we operated in the Canadian Energy Services business via our ownership of Decca through June 3, 2011.  On that date, we sold the outstanding capital stock of Decca to a private company for a total sales price of $4.6 million (plus a working capital adjustment), payable in a combination of: (a) Cash; (b) Non-interest bearing, short-term notes; and (c) Interest bearing, long-term notes.  We recognized a pre-tax gain on the sale of Decca in June 2011 in the amount of $2.7 million reduced by a pre-tax loss provision on the expected collection of the interest bearing, long-term notes in December 2012 in the amount of $0.25 million.

Competition

Competition in the Exploration & Production and Energy Services businesses is extremely intense.  Competitors include major oil and gas companies, large and small independent producers, and individual producers and operators.  Many competitors have financial resources substantially greater than ours, and staffs and facilities substantially larger than ours.  In the Exploration & Production business, our success in operating our existing oil and gas properties as well as in acquiring and developing additional properties will depend on our ability to operate in this highly competitive environment.

Employees

As of December 31, 2012, the Company had a total of six permanent employees between its corporate headquarters located in Houston, Texas, and an administrative office located in Lafayette, Louisiana.  All of these individuals are co-employed by CYMRI, L.L.C. and Insperity, Inc., a professional employer organization.  Our field operations are performed substantially by independent contractors in Texas and Louisiana.

Regulation

The oil and gas industry is subject to extensive federal and state governmental regulations which affect our Exploration & Production business.  These governmental mandates include federal and state regulations governing environmental quality and pollution control, state limits on allowable rates of production by individual well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels.

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

ITEM 3. LEGAL PROCEEDINGS.

Triumph has been named as a defendant in several lawsuits involving professional liability and other matters arising in the normal course of business in the State of Louisiana.  Most of these cases have been settled with little or no net cost to Triumph.  It is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations of any of the remaining actions against Triumph.  The Company believes that Triumph has meritorious defenses in each case and is vigorously defending these matters.

In October 2008, an insurer for the Company’s inactive Construction Staffing subsidiary filed a lawsuit against the subsidiary alleging default on a premium finance obligation in the amount of approximately $200,000, plus interest and attorney’s fees.  The Company believes that its inactive Construction Staffing subsidiary has a meritorious position in this matter and has not engaged legal counsel to defend this case.  A default judgment was rendered in favor of the plaintiff in January 2011 and the Company has recorded an accrual for the subsidiary’s estimated loss exposure as of December 31, 2012 (see Note 8).

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

In December 2009, we completed a 1-for-10 reverse stock split of our Common Stock, pursuant to a plan approved by our Board of Directors.  Accordingly, all Common Stock share and per share amounts in this annual report have been retroactively adjusted to reflect the reverse stock split.  As of March 20, 2013, we had a total of 2,655,738 shares of our Common Stock outstanding and the number of holders of record of our Common Stock at that date was approximately 100.  The following table sets forth the high and low bid prices of our Common Stock for each quarter during the calendar years 2011 and 2012:

	Bid Price
	High	Low
2011
First Quarter	$0.50	$0.10
Second Quarter	$0.31	$0.16
Third Quarter	$0.25	$0.16
Fourth Quarter	$0.30	$0.16
2012
First Quarter	$0.30	$0.16
Second Quarter	$0.45	$0.12
Third Quarter	$0.13	$0.13
Fourth Quarter	$0.20	$0.08

We have never declared nor paid any cash dividends on our Common Stock and do not anticipate declaring any dividends in the foreseeable future.  We expect to retain our cash for the operation and maintenance of our business.  In addition, our senior bank credit facility contains restrictions on the payment of dividends to the holders of our Common Stock.  We have made no repurchases of our Common Stock for the year ended December 31, 2012.

The Company has an equity-based compensation plan which was approved by the stockholders in October 2005 and amended in October 2006.  Under the plan, as amended, a maximum of 240,000 shares may be awarded to directors and employees via the issuance of equity-based derivatives in the form of stock options, restricted stock or stock appreciation rights.

As of December 31, 2012, the Company had no such equity-based derivatives outstanding under the stockholder approved plan referenced above.  As of December 31, 2012, the Company had no other equity-based derivatives, in the form of stock warrants, which were issued and outstanding outside of the stockholder approved plan.

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

Overview

We are an energy holding company whose operations are primarily focused on the Exploration & Production business.  In that business, our wholly-owned subsidiaries, CYMRI and Triumph, maintain working interests in approximately 45 to 50 producing oil and gas wells in Texas and Louisiana, with net production of approximately 700 MCF equivalent per day. We seek to increase shareholder value through an approach centered on growth and transaction opportunities, either as an acquirer or a seller, in the energy industry.

In late 2012, we formed a new wholly-owned subsidiary, Deployed Energy, to enter the Energy Services business, primarily in Texas.  As of December 31, 2012, this new subsidiary was still in the formative stages and had not commenced revenue producing operations.  In conjunction with the startup of Deployed Energy, we may consider divesting oil and gas properties in our Exploration & Production business.

Through June 2011, we also operated in the Canadian Energy Services business via two wholly-owned subsidiaries, Decca Consulting, Ltd. and Decca Consulting, Inc. (collectively referred to as “Decca”).  At that time, we sold the outstanding capital stock of Decca to a private company for a total sales price of $4.6 million (subject to certain adjustments), payable in a combination of: (a) Cash; (b) Non-interest bearing notes, payable out of the post-closing collection of Decca’s accounts receivable; and (c) Interest bearing notes, payable in 48 monthly installments of principal and interest, commencing on October 1, 2011 (see Note 2).

As a result of the sale of Decca, we are treating the pre-sale revenues and expenses of the Canadian Energy Services segment as discontinued operations in this report, with our Exploration & Production segment being reported as continuing operations.

Results of Operations

The following discussion reflects the revenues and expenses for the years ended December 31, 2012 and 2011, as reported in our consolidated financial statements and notes thereto included in Item 8.

Year ended December 31, 2012 versus year ended December 31, 2011 — Total revenues from continuing operations, not including interest income, were $2,840,000 for the year ended December 31, 2012 compared to $2,985,000 for the year ended December 31, 2011.

Revenues from CYMRI’s and Triumph’s oil and gas sales for the year ended December 31, 2012 were $2,840,000 compared to $2,985,000 for the year ended December 31, 2011.  In the year ended December 31, 2012, revenues from oil production were $2,624,000, reflecting volumes of 26,934 barrels at an average price of $97.42 per barrel, while gas revenues were $216,000, reflecting volumes of 78,478 Mcf at an average price of $2.75 per Mcf.  On an overall basis, these amounts reflect a 5% decrease in average oil and gas prices which was partially offset by a slight increase in production volumes (less than 1%).  We expect continued volatility in oil and gas commodity prices in future years.

Lease operating expenses (“LOE”), including production taxes, were $1,550,000 for the year ended December 31, 2012 versus $1,575,000 for the year ended December 31, 2011, representing LOE of CYMRI’s and Triumph’s oil and gas production operations.  This relatively small decrease was not considered to be significant.

Depreciation, depletion and amortization (“DD&A”) expense for the year ended December 31, 2012 was $491,000 versus $495,000 for the year ended December 31, 2011, representing DD&A of CYMRI’s and Triumph’s oil and gas properties.  This lack of variation was as expected given that oil and gas production volumes and depletion rates were essentially unchanged between the two periods.

Workover expenses for the year ended December 31, 2012 were $779,000 versus $520,000 for the year ended December 31, 2011, representing workovers on CYMRI’s South Texas oil and gas properties.  This increase was largely experienced in CYMRI’s Kibbe Field and Triumph’s Egan Field.

Selling, general and administrative (“SG&A”) expenses from continuing operations for the year ended December 31, 2012 were $1,019,000 compared to $1,179,000 for the year ended December 31, 2011.  This decrease was due to the elimination of certain non-recurring SG&A expenses in the prior year period following the sale of Decca in June 2011 (see Note 2).

Interest income from continuing operations for the year ended December 31, 2012 was $126,000 versus $36,000 for the year ended December 31, 2011.  This increase resulted from interest income earned on the long-term, interest-bearing notes receivable arising from the sale of Decca in June 2011 (see Note 2).

Interest expense from continuing operations for the year ended December 31, 2012 was $197,000 versus $288,000 for the year ended December 31, 2011.  This decrease was due to declines in interest rates as well as in outstanding borrowings.

Loss on expected collection of notes receivable was $250,000 for the year ended December 31, 2012 versus zero for the year ended December 31, 2011.  The 2012 amount represents an estimated loss provision on the anticipated collection of long-term, interest bearing notes receivable issued to the Company in the sale of Decca in June 2011 (see Note 2).

Gain on oil and gas derivatives for the year ended December 31, 2012 was $151,000 versus a loss of $122,000 for the year ended December 31, 2011.  This fluctuation was largely due to the change in fair value of CYMRI’s outstanding oil and gas derivative contracts (see Note 4).

Income taxes from continuing operations were a benefit of $398,000 for the year ended December 31, 2012 compared to $390,000 for the year ended December 31, 2011.  These benefit amounts reflected consolidated income tax rates from continuing operations of 34% in both years.

Gain from discontinued operations, net of income taxes, was zero for the year ended December 31, 2012 versus $3,461,000 for the year ended December 31, 2011.  As further described in Note 2, we sold the outstanding capital stock of our Canadian Energy Services subsidiary, Decca, to a private company in June 2011.  The net results of discontinued operations reflect a pre-tax gain on the sale of Decca stock in the amount of $2,695,000 in the year ended December 31, 2011.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities for the year ended December 31, 2012 was $241,000 compared to net cash provided by operating activities of $351,000 for the year ended December 31, 2011.  This comparative difference was primarily due to changes in operating net cash flows from our discontinued operations arising from the Decca sale (see Note 2).

Investing activities.  Net cash provided by investing activities, after deducting capital expenditures, was $711,000 for the year ended December 31, 2012 compared to $2,212,000 for the year ended December 31, 2011.  The Company generated positive cash flows from investing activities in both of these periods primarily due to the proceeds from the post-closing collection of notes receivable arising from the Decca sale (see Note 2).

Financing activities. Net cash used in financing activities for the year ended December 31, 2012 was $715,000 compared to $1,867,000 for the year ended December 31, 2011.  This relative difference in net financing cash flows was primarily due to changes in net cash flows from our discontinued operations arising from the Decca sale (see Note 2) and largely offsets the other changes in net cash flows from continuing operations after taking into account the net decrease in the cash balance for the year ended December 31, 2012.

 As disclosed in Note 5, a substantial portion of our existing long term debt is in the form of a bank credit facility secured by CYMRI/Triumph’s producing oil and gas properties.  Borrowings under the bank credit agreement are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  Such short term borrowings amounted to $2,436,000 as of December 31, 2012 and did not fluctuate significantly in the year then ended.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of December 31, 2012, there was no available borrowing base and the maturity was scheduled on January 1, 2014.  Notwithstanding this scheduled maturity, the Company has classified such borrowings as a current liability since an extension in December 2011 due to its inability to consistently meet certain financial covenants under the credit agreement.  The debt is essentially due within one year after December 31, 2012, further supporting its classification as a current liability.

We also have other debt amounts outstanding to the sellers of acquired businesses and to stockholders as more fully described in Note 5 and reflected in the table below (however, we have no off Balance Sheet arrangements).  The following table sets forth the contractual obligations under our long-term debt and operating lease agreements as of December 31, 2012 (in thousands):

		Payments Due By Period
	Total	2013	2014-2015	2016-2017	After 2017

Long-term debt	$2,768	$2,574	$176	$18	$-
Interest on long-term debt	168	154	13	1	-
Operating leases for office space	283	61	119	103	-

Total	$3,219	$2,789	$308	$122	$-

Our ongoing capital expenditures are in the domestic Exploration & Production business, which can be highly capital intensive.  In this business, expenditures for CYMRI/Triumph’s drilling and equipping of oil and gas wells are typically required to maintain or increase existing production levels.  We normally attempt to finance CYMRI/Triumph’s capital expenditure requirements through a combination of cash flow from operations and secured bank borrowings.  We presently have relatively low capital expenditure requirements relating to CYMRI/Triumph’s oil and gas properties as evidenced by a total of only $109,000 being spent in the year ended December 31, 2012.  We believe that our capital expenditures for the foreseeable future can be financed largely through our traditional sources.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and presently has a working capital deficit in the amount of $3,213,000.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

We believe that the June 2011 sale of Decca, on the terms summarized in Note 2, has improved our financial condition.  It should be noted, however, that we did not receive the full amount of the sales price in cash at closing and our realization of the remaining sales price will depend on the purchaser making payments of principal and interest to us in accordance with the terms of our installment notes receivable.

In that regard, the purchaser did not make monthly payments on the notes beginning in October 2011, in accordance with the stated terms.  In April 2012, the Company and the purchaser reached an informal agreement whereby the purchaser began making the stated monthly note payments under a delayed payment plan.  Such monthly payments continued through December 2012, at which time, the purchaser informed the Company that it would defer making further monthly payments on the installment notes, pending resolution of certain indemnity provisions in the Stock Purchase Agreement (“SPA”).

In February 2013, the purchaser filed a request that the dispute between the parties regarding the installment notes be referred to binding arbitration as permitted under the SPA.  Although the Company disagrees with the purchaser’s position on the installment notes, it is considering a response to this request while recognizing that limited merit may exist to support the purchaser’s claim of indemnity (see Note 2).

Critical Accounting Policies and Estimates

Our current business operations are primarily in the Exploration & Production business.  Shown below are the critical accounting policies pertaining to that industry.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements are included in this report as set forth in the “Index to Consolidated Financial Statements” on page 17.

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

Management has performed an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2012.  In making this assessment, management elected to use the criteria set forth in Internal Control – Integrated Framework (1992) created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as the chosen internal control framework.  Based on our assessment using those criteria, management concluded that our internal controls over financial reporting were effective at the reasonable assurance level.

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

(c) Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth our Directors and Executive Officers, their ages and positions held with us as of March 20, 2013:

Name	Age	Position

Larry M. Wright	68	Chairman and Chief Executive Officer

D. Hughes Watler, Jr.	64	Chief Financial Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during the year fiscal ended December 31, 2012.  The Company is not aware of any such persons who have not filed timely reports required by Section 16(a) of the Exchange Act for the year ended December 31, 2012.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes certain information with respect to the compensation earned by the Company’s executive officers for services rendered in all capacities during the years indicated.

Summary Compensation Table

						Nonequity	Nonqual.
	Fiscal	Annual Compensation		Stock	Option	Incentive	Deferred	All Other		Total
Name & Principal Position	Year	Salary	Bonus	Awards	Awards	Comp.	Comp.	Comp.		Comp.

Larry M. Wright	2012	$252,000	$20,000	$-	$-	$-	$-	$4,050	(1)	$276,050
Chairman & CEO	2011	$277,500	$10,000	$-	$-	$-	$-	$-	(1)	$287,500

D. Hughes Watler, Jr.	2012	$90,000	$-	$-	$-	$-	$-	$2,700	(1)	$92,700
Chief Financial Officer	2011	$93,750	$30,000	$-	$-	$-	$-	$3,712	(1)	$127,462
(1)
Represents the Company’s matching contribution to a company sponsored 401(k) Plan on behalf of each officer.  Mr. Watler participated in the 401(k) Plan in the full years ended December 31, 2012 and 2011, while Mr. Wright did not commence his participation until the year ended December 31, 2012.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth all outstanding stock and option awards held by our named executive officers as of December 31, 2012.

Stock and Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date

Larry M. Wright	-0-	-0-	-0-	N/A
D. Hughes Watler, Jr.	-0-	-0-	-0-	N/A

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as to the shares of Common Stock beneficially owned as of March 20, 2013 by (i) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (ii) each Director; (iii) each Executive Officer; and (iv) all of our Directors and Executive Officers as a group.  Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of Common Stock shown as beneficially owned by them.

	Beneficial Ownership
Directors and Executive Officers	Amount	Percent
Larry M. Wright (1)	1,828,740	68.9
D. Hughes Watler, Jr. (2)	2,000	*
Directors and Executive Officers as a Group (3)	1,830,740	68.9

Other 5% Beneficial Owners
Larry M. Wright, II (4)	268,400	10.0
_____________
*	Less than 1%

(1)	Includes the following securities: (a) 1,828,740 shares of Common Stock held by Mr. Wright on his own behalf; and (b) no currently vested options or warrants to purchase shares of Common Stock.

(2)	Includes the following securities: (a) 2,000 shares of Common Stock held by Mr. Watler on his own behalf; and (b) no currently vested options or warrants to purchase shares of Common Stock.

(3)
Includes the following securities: (a) 1,830,740 shares of Common Stock held by Directors and Officers on their own behalf; and (b) no currently vested options or warrants held by Directors and Officers to purchase shares of Common Stock.

(4)
Includes the following securities: (a) 262,400 shares of Common Stock held by Mr. Wright, II on his own behalf; and (b) 6,000 shares of Common Stock owned of record by his wife.  Larry M. Wright, II is the adult son of Larry M. Wright and has been employed in a management position by the Company since June 2008.  The address of Mr. Wright, II is 11011 Richmond Avenue, Suite 525, Houston, Texas 77042.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In the year ended December 31, 2012, the Company partially repaid stockholder notes and advances from a company owned by Larry M. Wright in the net amount of $305,286.  As of December 31, 2012, the outstanding balance of such advances owed to the company owned by Mr. Wright was $14,714.  Such unsecured advances accrue interest at the rate 10% per annum (see Note 7 to the Consolidated Financial Statements).  In addition, the Company has granted a second lien on its oil and gas properties to a former stockholder in the amount of approximately $900,000.

Our sole current director, Larry M. Wright, is not considered to be an “independent” director as that term is defined by The Nasdaq Stock Market.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES.

MaloneBailey LLP has served as our independent registered public accounting firm since the year ended December 31, 2008.  The following table presents fees for professional audit services rendered by MaloneBailey LLP for the years ended December 31, 2012 and 2011 in their audits of our annual financial statements.

	2012	2011
Audit Fees	$64,500	$83,750
Audit-related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
	$64,500	$83,750

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following Exhibits are required to be filed pursuant to Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation of Tradestar Services, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed July 30, 2004)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed July 30, 2004)
3.3	Certificate of Amendment to Articles of Incorporation of Tradestar Services, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report for the year ended December 31, 2005)
3.4	Certificate of Amendment to Articles of Incorporation of Tradestar Services, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 8,2007)
10.1
Second Amended and Restated Credit Agreement, dated August 5, 2008, among CYMRI, L.L.C. and Triumph Energy, Inc. (as Borrowers) and Texas Capital Bank, N.A. (as Lender) for
a Reducing Revolving Line of Credit of up to $25,000,000 (a)

10.2	Guaranty Agreement, dated August 5, 2008, executed by Stratum Holdings, Inc. (Guarantor) for benefit of Texas Capital Bank, N.A (as Lender) (a)
10.3	Promissory Note, dated August 5, 2008, issued by CYMRI, L.L.C. and Triumph Energy, Inc. (as Makers) to Texas Capital Bank, N.A. (as Payee) in amount of $25,000,000 (a)
10.4	Security Agreement, dated August 5, 2008, among CYMRI, L.L.C. and Triumph Energy, Inc.
(as Debtors) and Texas Capital Bank, N.A. (as Secured Party) (a)
10.5
First Amendment to Second Amended and Restated Credit Agreement, dated May 28, 2009, among CYMRI, L.L.C. and Triumph Energy, Inc. (as Borrowers) and Texas Capital Bank, N.A. (as Lender) for a Reducing Revolving Line of Credit of up to $25,000,000 (b)

10.6
Second Amendment to Second Amended and Restated Credit Agreement, dated November 16, 2009, among CYMRI, L.L.C. and Triumph Energy, Inc. (as Borrowers) and Texas Capital Bank, N.A. (as Lender) for a Reducing Revolving Line of Credit of up to $25,000,000 (c)

10.7
Exhibits I through VI to Second Amended and Restated Credit Agreement, dated August 5, 2008, among CYMRI, L.L.C. and Triumph Energy, Inc. (as Borrowers) and Texas Capital Bank, N.A. (as Lender) for a Reducing Revolving Line of Credit of up to $25,000,000 (d)

10.8	Stock Purchase Agreement dated as of June 3, 2011, by and among Stratum Holdings, Inc., SB Group Holdings, Inc. and 1607920 Alberta Ltd. (e)
10.9	Canadian Receivables Note dated as of June 3, 2011, issued by 1607920 Alberta Ltd. in favor of Stratum Holdings, Inc. in the principal amount of $1,710,000. (e)
10.10	American Receivables Note dated as of June 3, 2011, issued by SB Group Holdings, Inc. in favor of Stratum Holdings, Inc. in the principal amount of $690,000. (e)
10.11	Canadian Note dated as of June 3, 2011, issued by 1607920 Alberta Ltd. in favor of Stratum Holdings, Inc. in the principal amount of $1,318,125. (e)
10.12	American Note dated as of June 3, 2011, issued by SB Group Holdings, Inc. in favor of Stratum Holdings, Inc. in the principal amount of $531,875. (e)
10.13	Canadian Pledge and Security Agreement dated as of June 3, 2011, by and among SB Group Holdings, Inc. and Stratum Holdings, Inc. (e)
10.14	American Pledge and Security Agreement dated as of June 3, 2011, by and among SB Group Holdings, Inc. and Stratum Holdings, Inc. (e)
21.1	Subsidiaries of the Registrant CYMRI, L.L.C. (Nevada) Triumph Energy, Inc. (Louisiana) Deployed Energy, Inc. (Nevada) Stratum Construction Services, Inc. (New Mexico)
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document (f)
101.SCH	XBRL Taxonomy Extension Schema Document (f)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (f)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (f)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (f)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (f)

(a)	Incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 13, 2008.
(b)	Incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 11, 2009.
(c)	Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed April 15, 2010.
(d)	Incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 11, 2010.
(e)	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed June 10, 2011.
(f)	Submitted electronically herewith.

*    Filed or furnished herewith.

STRATUM HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Stratum Holdings, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Stratum Holdings, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratum Holdings, Inc. and its subsidiaries at December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/  MaloneBailey, LLP
Houston, Texas
March 20, 2013

STRATUM HOLDINGS, INC.
Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$512,835	$758,940
Accounts receivable (less allowance for doubtful accounts of
$228,574 and $208,574, respectively)	333,601	536,829
Prepaid expenses and other	77,315	53,434
Notes receivable from sale of subsidiary	778,596	1,146,191
Total current assets	1,702,347	2,495,394

Property and equipment:
Oil and gas properties, evaluated (full cost method)	14,928,690	14,820,142
Other property and equipment	187,568	158,234
Total property and equipment	15,116,258	14,978,376
Less: Accumulated depreciation, depletion and amortization	(9,597,881)	(9,107,252)
Net property and equipment	5,518,377	5,871,124

Other assets:
Notes receivable from sale of subsidiary (less allowance for
uncollectible amount of $250,000 at December 31, 2012)	632,306	1,333,883
Other noncurrent assets	5,238	-
Total other assets	637,544	1,333,883

Total assets	$7,858,268	$9,700,401

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt - stockholders	$14,714	$320,000
Current portion of long-term debt - others	2,558,790	2,889,780
Accounts payable	723,513	744,180
Accrued liabilities	1,613,474	1,462,984
Fair value of oil and gas derivatives	4,900	155,440
Total current liabilities	4,915,391	5,572,384

Long-term debt, net of current portion	194,324	244,189
Deferred income taxes	508,800	907,000
Asset retirement obligations	398,710	364,740
Total liabilities	6,017,225	7,088,313

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized,
None issued	-	-
Common stock, $.01 par value per share, 5,000,000 shares authorized,
2,655,738 shares issued and outstanding	26,557	26,557
Additional paid in capital	12,894,490	12,894,490
Accumulated deficit	(11,080,004)	(10,308,959)
Total stockholders’ equity	1,841,043	2,612,088

Total liabilities and stockholders’ equity	$7,858,268	$9,700,401

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011
Revenues:
Oil and gas sales	$2,839,579	$2,984,992
Total revenues	2,839,579	2,984,992

Operating expenses:
Lease operating expense	1,549,693	1,575,192
Depreciation, depletion and amortization	490,629	495,417
Workover expense	779,269	520,090
Selling, general and administrative	1,018,747	1,178,812
Total operating expenses	3,838,338	3,769,511

Operating loss	(998,759)	(784,519)

Other income (expense):
Interest income	126,105	36,451
Interest expense	(197,131)	(288,269)
Loss on expected collection of notes receivable	(250,000)	-
Gain (loss) on oil and gas derivatives	150,540	(122,144)

Loss before income taxes	(1,169,245)	(1,158,481)
Benefit for income taxes	398,200	390,400
Net loss from continuing operations	(771,045)	(768,081)
Discontinued operations, net of tax	-	3,460,777
Net income (loss)	$(771,045)	$2,692,696

Net income (loss) per share, basic and diluted:
Net loss from continuing operations	$(0.29)	$(0.29)
Discontinued operations, net of tax	-	1.30
Net income (loss) per share	$(0.29)	$1.01

Weighted average shares outstanding, basic and diluted	2,655,738	2,655,738

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2012 and 2011

					Accumulated
			Additional		Foreign	Total
	Common Stock		Paid-in	Accumulated	Currency	Stockholders'
	Shares	Amount	Capital	Deficit	Translation	Equity (Deficit)

Balance at January 1, 2011	2,655,738	$26,557	$12,894,490	$(13,001,655)	$(209,689)	$(290,297)

Net Income	-	-	-	2,692,696	-	2,692,696

Foreign Currency Translation	-	-	-	-	209,689	209,689

Balance at December 31, 2011	2,655,738	26,557	12,894,490	(10,308,959)	-	2,612,088

Net Loss	-	-	-	(771,045)	-	(771,045)

Balance at December 31, 2012	2,655,738	$26,557	$12,894,490	$(11,080,004)	$-	$1,841,043

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(771,045)	$2,692,696
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operations
Depreciation, depletion and amortization	490,629	495,417
Benefit for income taxes	(398,200)	(390,400)
Unrealized gain on sale of subsidiary	-	(2,695,100)
Unrealized loss on expected collection of notes receivable	250,000	-
Unrealized (gain) loss on oil and gas derivatives	(150,540)	117,605
Changes in current assets and liabilities	309,170	220,546
Other changes, net	28,732	(350,865)
Net cash flows from continuing operations	(241,254)	89,899
Net cash flows from discontinued operations	-	261,002
Total cash flows from operating activities	(241,254)	350,901

Cash flows from investing activities:
Receipt of cash from sale of subsidiary	-	350,000
Collection of notes receivable from sale of subsidiary	819,172	2,146,200
Purchase of property and equipment	(108,548)	(284,152)
Net cash flows from investing activities	710,624	2,212,048

Cash flows from financing activities:
Payments of long term debt	(479,699)	(519,778)
Proceeds from long term debt	69,510	36,280
Net payments of stockholder advances	(305,286)	(210,000)
Net cash flows from continuing operations	(715,475)	(693,498)
Net cash flows from discontinued operations	-	(1,173,644)
Total cash flows from financing activities	(715,475)	(1,867,142)

Net increase (decrease) in cash and cash equivalents	(246,105)	695,807
Cash and cash equivalents at beginning of period	758,940	63,133

Cash and cash equivalents at end of period	$512,835	$758,940

Supplemental cash flow data:
Cash paid for interest - continuing operations	$156,676	$213,798
Cash paid for interest - discontinued operations	-	120,605

Supplemental investing activity:
Notes payable issued for purchase of property and equipment	$29,334	$-
Notes receivable issued for sale of subsidiary - non interest bearing	-	2,776,274
Notes receivable issued for sale of subsidiary - interest bearing	-	1,850,000

See Accompanying Notes to Consolidated Financial Statements.

STRATUM HOLDINGS, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

(1)           Business and Summary of Significant Accounting Policies

Description of Business – Stratum Holdings, Inc. (“we”, “our” or the "Company") is a Nevada corporation, whose operations are primarily focused on the Exploration & Production business.  On June 3, 2011, we sold the capital stock of our two Canadian Energy Services subsidiaries, Decca Consulting, Ltd. and Decca Consulting, Inc. (collectively referred to as “Decca”), as more fully described in Note 2.  As a result of the sale of Decca, we exited from the Canadian Energy Services segment.  The following accounting policies relate to the retained Exploration & Production segment as continuing operations while the exited Canadian Energy Services segment is reported as discontinued operations.

Principles of Consolidation – The consolidated financial statements include the accounts of Stratum Holdings, Inc. and its wholly-owned subsidiaries, CYMRI, LLC and Triumph Energy, Inc. All significant intercompany amounts are eliminated in consolidation.  Certain reclassifications have been made to the prior year statements to conform to the current year presentation.

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

Income Taxes – Income taxes are accounted for under the asset and liability method (see Note 6).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the effective date of the change.

We follow ASC 740, “Income Taxes.”  ASC 740 creates a single model to address accounting for the uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements.  We apply significant judgment in evaluating our tax positions and estimating our provision for income taxes.  The actual outcome of these future tax consequences could differ significantly from these estimates, which could impact our financial position, results of operations and cash flows.  The evaluation of a tax position in accordance with ASC 740 is a two-step process.  The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes.  The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of  benefit/expense to recognize in the financial statements.  The tax position is measured at the largest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.  No liability for unrecognized tax benefits was recorded as of December 31, 2012 or 2011.

Net Income (Loss) Per Share – Basic income (loss) per common share is computed by dividing the net income or loss by the weighted average number of shares of Common Stock outstanding during the period.  Diluted income per common share is computed by considering dilutive common share equivalents under the Treasury Stock method.  For the years ended December 31, 2012 and 2011, the basic and diluted average outstanding shares are the same because inclusion of common share equivalents would be anti-dilutive.

Use of Estimates – Management has made a number of estimates and assumptions in preparing these financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements – In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Update No. 2011-12, “ Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update defers requirements regarding reclassifications of items out of comprehensive income on the face of the income statement while retaining other requirements of ASU 2011-05, effective for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-12, effective January 1, 2012, has not had a material impact on the Company’s financial statements.

In December 2011, the FASB also issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.”  This update requires disclosure of reconciling differences under certain asset/liability offsetting requirements, effective for fiscal years beginning after January 1, 2013.  The adoption of ASU 2011-11 is not expected to have a material impact on the Company’s financial statements.

In 2012 and early 2013, the FASB issued several additional Accounting Standards Updates which do not have applicability to the Company.

(2)           Discontinued Operations

On June 3, 2011, the Company entered into a Stock Purchase Agreement (“SPA”) with a private company to sell the capital stock of its Canadian Energy Services subsidiaries, Decca Consulting, Ltd. and Decca Consulting, Inc. (collectively referred to as “Decca”), for a total sales price of $4,600,000 (plus a working capital adjustment).  The sales price consisted of the following components: (a) Cash amount of $350,000 paid at closing; (b) Non-interest bearing notes (the “Receivables Notes”) issued by the purchaser in the amount of $2,776,274 (including the working capital adjustment), payable out of the post-closing collection of Decca’s accounts receivable; and (c) Interest bearing notes (the “Installment Notes”) issued by the purchaser in the amount of $1,850,000, payable in 48 monthly installments of principal and interest, at 8% per annum, commencing on October 1, 2011. The Company recognized a pre-tax gain from this sale in the year ended December 31, 2011 in the amount of $2,695,100.

Subsequent to the sale, the purchaser made periodic payments to the Company on the Receivables Notes in the aggregate amount of $2,776,274 through March 2012, at which time, the notes had been fully paid (except for the difference between the Company’s and the purchaser’s estimates of the final working capital adjustment).  With regard to the Installment Notes in the aggregate amount of $1,850,000, the purchaser did not make monthly payments on the notes beginning in October 2011, in accordance with the stated terms.  In April 2012, the Company and the purchaser reached an informal agreement whereby the purchaser began making the stated monthly note payments under a delayed payment plan.  Such monthly payments continued through December 2012, at which time, the purchaser informed the Company that it would defer making further monthly payments on the Installment Notes, pending resolution of certain indemnity provisions in the SPA.  At that time, the outstanding balance of principal and accrued interest on the Installment Notes was $1,660,902.

In February 2013, the purchaser filed a request that the dispute between the parties regarding the Installment Notes be referred to binding arbitration as permitted under the SPA.  The Company disagrees with the purchaser’s position on the Installment Notes although it recognizes that limited merit may exist to support the claim of indemnity.  Therefore, the Company has filed a counterclaim to the arbitration request while also attempting to reach a negotiated settlement with the purchaser.  The Company believes that its probable loss under either an arbitration or settlement would only result in a reduction of the remaining amounts due under the Installment Notes of approximately $250,000.  Accordingly, we have recorded a loss provision to reduce the carrying value of the Installment Notes as of December 31, 2012 in the amount of $250,000, to a net amount of $1,410,902 (of which, $778,596 is classified as a current asset).  This loss provision is reflected in the Consolidated Statement of Operations as a component of other income and expense for the year ended December 31, 2012.  It is possible that such loss provision will require adjustment in the future as additional information becomes available regarding this matter.

The results of discontinued operations of the former Canadian Energy Services segment for the year ended December 31, 2011 are summarized below:

Energy services revenues	$12,768,505
Cost of energy services	(11,720,562)
Gross profit	1,047,943
General and administrative expenses	(424,301)
Interest expense	(120,065)
Gain on sale	2,695,100
Net income before income taxes	3,198,677
Benefit for income taxes	262,100
Net income	$3,460,777

The above benefit for income taxes from discontinued operations in the year ended December 31, 2011 includes a taxable loss on the sale of Decca reflecting the recognition for tax purposes of goodwill impairments recorded in previous years for which no temporary differences were originally recognized (see Note 6).

(3)           Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and has a substantial working capital deficit as of December 31, 2012.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

The Company applies “mark to market” accounting to open derivative contracts in accordance with ASC 815-20, “Accounting for Derivative Instruments and Hedging Activities,” and accounts for such contracts as non-hedging transactions, as defined in ASC 815-20.  Accordingly, we reflect changes in fair value of open derivative contracts in current period earnings, based on “Level 3” inputs.  In the years ended December 31, 2012 and 2011, we reported an unrealized derivative gain of $150,540 and an unrealized derivative loss of $117,605, respectively, due to fair value changes (see Note 9).  In the years ended December 31, 2012 and 2011, we reported realized derivative losses of zero and $4,539, respectively.

(5)           Long-Term Debt

As of December 31, 2012 and 2011, the Company had the following long-term debt obligations:

	December 31,
	2012	2011
$25,000,000 line of credit with a bank, maturing on January 1, 2014, interest at 1.0% above prime (but not less than 5.5%) payable monthly, secured by first lien on CYMRI, LLC’s oil and gas properties, with a declining borrowing base of $2,436,000 as of December 31, 2012	$2,436,000	$2,786,000

Notes payable to 2 individuals, incurred in acquisition of Decca Consulting, Ltd., paid and restructured into newly issued notes payable in 48 monthly installments of principal and interest (at 8% per annum) commencing October 1, 2011, in conjunction with sale of Decca (see Note 2)	216,305	283,922

Advances from stockholder bearing interest at 10%, unsecured (extended since March 2010)	14,714	320,000

Other short term notes for automobile and insurance financing, interest rates at 6% to 8%	100,809	64,047

	2,767,828	3,453,969
Current portion of long term debt - stockholders	(14,714)	(320,000)
Current portion of long term debt - others	(2,558,790)	(2,889,780)

Long term debt, net of current portions	$194,324	$244,189

Future maturities of long-term debt as of December 31, 2012 are as follows:

Year ending December 31, 2013	$2,573,504
Year ending December 31, 2014	95,794
Year ending December 31, 2015	80,258
Year ending December 31, 2016	12,890
Year ending December 31, 2017	5,382

$2,767,828

Borrowings under the bank credit agreement secured by the oil and gas properties owned by CYMRI, LLC (“CYMRI”), a subsidiary in the Exploration & Production business, are subject to a borrowing base, which is periodically redetermined based on oil and gas reserves.  The bank credit agreement generally does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of December 31, 2012, there was no unutilized borrowing base under the bank credit agreement.

In December 2011, the bank credit agreement was amended to redefine the declining borrowing base, reduce the minimum interest rate to 5.5%, and extend the maturity to January 1, 2014.  Notwithstanding this extension, the Company has classified this debt as a current liability since the extension in December 2011 due to its inability to consistently meet certain financial covenants under the credit agreement.  The debt is essentially due within one year after December 31, 2012, further supporting its classification as a current liability.

(6)           Income Taxes

The Company provided the following amounts of income tax benefit attributable to continuing operations for the years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012	2011

Current income taxes	$-	$-
Deferred income taxes	(398,200)	(390,400)
Total	$(398,200)	$(390,400)

The following table shows components of income tax benefit/provision attributable to both continuing operations and discontinued operations in comparison to the U.S. statutory tax rate of 34% for the years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012	2011
Loss from continuing operations:
Tax (benefit) at U.S. statutory rate	$(397,543)	$(393,884)
Non-deductible items	(657)	3,484
	(398,200)	(390,400)
Income from discontinued operations:
Tax provision at U.S. statutory rate	-	1,087,550
Tax (benefit) from sale of Decca	-	(1,349,650)
	-	(262,100)

Total income tax benefit	$(398,200)	$(652,500)

The above benefit for income taxes from discontinued operations in the year ended December 31, 2011 includes a taxable loss on the sale of Decca reflecting the recognition for tax purposes of goodwill impairments recorded in previous years for which no temporary differences were originally recognized (see Note 2).  There was no tax benefit recognized for such previous impairments because no temporary difference was recognized when the goodwill was initially established upon the acquisition of Decca in March 2007.

The following table indicates the tax effects of temporary differences giving rise to our deferred tax assets and liabilities as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Deferred tax assets:
Operating loss carryforwards	$1,095,300	$726,100
Other, net	60,700	111,800
Gross deferred tax assets	1,156,000	837,900

Deferred tax liabilities:
Property and equipment	(1,664,800)	(1,744,900)
Other, net	-	-
Gross deferred tax liabilities	(1,664,800)	(1,744,900)

Net deferred tax liabilities	$(508,800)	$(907,000)

As of December 31, 2012, we have consolidated U.S. tax operating loss carryforwards of approximately $3,222,000, which largely expire on December 31, 2022 (subject to certain annual limitations).  We have offset the tax effect of our net operating loss carryforwards against our deferred tax liabilities to the extent permitted under the tax accounting rules.

(7)           Related Party Transactions

The Company repaid net stockholder notes and advances in the amounts of $305,286 and $210,000 in the years ended December 31, 2012 and 2011, respectively.  Stockholder advances are reflected as unsecured short term debt obligations and accrue interest at a rate of 10% per annum (see Note 5).  As of December 31, 2012 and 2011, the Company had granted a second lien on its oil and gas properties to a former stockholder in the amount of approximately $900,000.

(8)           Commitments and Contingencies

The Company and its subsidiaries have operating leases for office space under which rental expense from continuing operations amounted to approximately $65,000 and $87,000 in the years ended December 31, 2012 and 2011, respectively.  As of December 31, 2012, aggregate commitments under the Company’s operating leases were as follows:

Year ending December 31, 2013	$61,000
Year ending December 31, 2014	59,000
Year ending December 31, 2015	60,000
Year ending December 31, 2016	61,000
Year ending December 31, 2017	42,000
$283,000

From time to time the Company may become involved in litigation in the ordinary course of business. At the present time, other than the Company’s disclosures below, the Company’s management is not aware of any such litigation that could have a material adverse effect on its results of operations, cash flows or financial condition.

Triumph Energy, Inc., a subsidiary in the Exploration & Production segment, and a former subsidiary which was sold in 2008, have been named as joint defendants in several lawsuits involving professional liability and other matters arising in the normal course of business in the State of Louisiana.  Most of these cases have been settled with little or no net cost to Triumph.  It is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations of any of the remaining actions against Triumph.  The Company believes that Triumph has meritorious defenses in each case and is vigorously defending these matters.  The Company has recorded no provision for estimated losses in these cases as of December 31, 2012.

In October 2008, an insurer for the Company’s inactive Construction Staffing subsidiary filed a lawsuit against the subsidiary alleging default on a premium finance obligation in the amount of approximately $200,000, plus interest and attorney’s fees.  The Company believes that its inactive Construction Staffing subsidiary has a meritorious position in this matter and has not engaged legal counsel to defend this case.  A default judgment was rendered in favor of the plaintiff in January 2011 and the Company has recorded an accrual for the subsidiary’s estimated loss exposure of approximately $100,000 as of December 31, 2012.

The Company, as a lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 2012, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(9)           Other Required Disclosures

             Asset Retirement Obligations – The Company records an asset retirement obligation (“ARO”) when the total depth of a drilled well is reached and the Company can reasonably estimate the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon costs. The Company records the ARO liability on the consolidated balance sheets and capitalizes a portion of the cost in oil and gas properties equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date and adjusted for the Company’s credit risk. This amount is discounted to present value using an assumed cost of funds for the Company.  After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds.  The Company did not drill or abandon any properties in the years ended December 31, 2012 and 2011.  Therefore, the only ARO transactions were to accrue accretion expense of $34,000 and $31,000, respectively, in the years ended December 31, 2012 and 2011.

Credit Risk Concentrations – As previously noted, the Company’s remaining operations are in the domestic Exploration & Production segment.  In that segment, the Company sells produced oil and gas mostly to well known commodity purchasers from whom it does not require collateral.  In the years ended December 31, 2012 and 2011, there was one major customer, Gulfmark Energy, which represented 83% and 77%, respectively, of the Company’s consolidated revenues from continuing operations.  There were no other customers representing more than 10% of the Company’s consolidated revenues from continuing operations in the years ended December 31, 2012 and 2011.

The Company maintains its domestic cash accounts in three different federally chartered banking institutions.  Its bank accounts in each bank are government insured up to $250,000 with the Company’s book balance at one bank exceeding that level by approximately $240,000 as of December 31, 2012.

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

Management has estimated the fair values of cash, accounts receivable, accounts payable and accrued liabilities (including oil and gas revenues received on behalf of unlocatable revenue interest owners) to approximate their respective carrying values reported on these financial statements because of their relatively short maturities. The carrying amounts of notes receivable and notes payable approximate fair value because their interest rates approximate market for items of similar risk.  Additionally, ASC 820 requires that we disclose the valuation methodology for our commodity derivatives contract as of December 31, 2012 (see Note 4).  Pursuant to ASC 820, we valued this derivative contract based on a “Level 3” input which consisted of a valuation model provided by the counterparty.

(10)         Oil and Gas Producing Activities (Unaudited)

Capitalized Costs of Oil and Gas Properties – The Company has owned working interests in oil and gas properties since acquiring CYMRI in May 2006.  The table below reflects the capitalized costs of such oil and gas properties as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011

Proved oil and gas properties	$14,928	$14,820
Unproved oil and gas properties	-	-
Gross oil and gas properties	14,928	14,820
Less: Accumulated depreciation, depletion & amortization	(9,466)	(8,976)

Net oil and gas properties	$5,462	$5,844

Costs Incurred in Oil and Gas Producing Activities – The table below presents the costs incurred in oil and gas producing activities for the years ended December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011

Property acquisition	$-	$-
Exploration	-	-
Development	109	260

Total costs incurred	$109	$260

Results of Operations for Oil and Gas Producing Activities – The table below presents the results of operations for oil and gas producing activities for the years ended December 31, 2012 and 2011 (in thousands):

	Year ended December 31,
	2012	2011

Revenues	$2,840	$2,985
Production costs	(2,329)	(2,095)
Depreciation, depletion & amortization	(491)	(495)
Impairment expense	-	-
Income taxes	(7)	(134)

Results of operations	$13	$261

Oil and Gas Reserves – The following table sets forth summary information with respect to CYMRI/Triumph’s proved oil and gas reserves as of December 31, 2012, prepared by the Company’s independent reservoir engineering firm.  The estimates of proved and proved developed reserve quantities and the related measure of discounted future net cash flows are estimates only and do not purport to reflect realizable values or fair market values of the Company’s reserves.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise and generally more conservative than those of producing oil and gas properties.  Accordingly, these estimates are expected to change as future information becomes available.  All of the Company's reserves are located in the United States.

	Oil	Gas	Total	PV10 Value
	(MBbl)	(MMcf)	(MMcfe)	(000's)

Proved developed reserves	429	663	3,236	$10,659
Proved undeveloped reserves	48	-	288	1,117
Total proved reserves	477	663	3,524	11,776
Discounted future income taxes				(3,442)
Standardized measure of discounted
future net cash flows				$8,334

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

The following table sets forth changes in the Company’s proved oil and gas reserves in the years ended December 31, 2012 and 2011 (in thousands):

	Oil	Gas	Total
	(MBbl)	(MMcf)	(MMcfe)

Balance at January 1, 2011	521	830	3,956
Revisions of previous estimates	(21)	13	(113)
Production	(28)	(72)	(240)
Balance at December 31, 2011	472	771	3,603
Revisions of previous estimates	32	(30)	161
Production	(27)	(78)	(240)

Balance at December 31, 2012	477	663	3,524

The standardized measure of discounted future net cash flows is computed by applying estimated prices of oil and gas (at year-end 2012 average monthly prices) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (at year-end 2012 costs) to be incurred in developing and producing the proved reserves, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10-percent per year to reflect the estimated timing of the future net cash flows.  The Company does not believe that the standardized measure of discounted future net cash flows is necessarily indicative of the fair value of its oil and gas properties.  The following table sets forth the components of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011

Future net revenues	$48,846	$49,686
Future lease operating expenses and production taxes	(22,563)	(22,779)
Future development costs	(1,568)	(1,468)
Future income taxes	(7,225)	(7,807)
Future net cash flows	17,490	17,632
10% annual discount for estimated timing of cash flows	(9,156)	(8,787)

Standardized measure of discounted future net cash flows	$8,334	$8,845

The following table sets forth changes in the standardized measure of the Company’s discounted future cash flows (“FCF”) relating to its proved oil and gas reserves in the years ended December 31, 2012 and 2011 (in thousands):

	Year ended December 31,
	2012	2011

Net changes in prices and production costs	$305	$3,751
Sales and transfers of oil and gas produced	(1,290)	(1,410)
Net change due to revisions in quantity estimates	395	(198)
Future development costs	(11)	176
Net change in income taxes	477	(605)
Changes in production rates, other	(1,272)	(498)
Accretion of discount	885	694
Changes in standardized measure of discounted FCF	(511)	1,910
Beginning standardized measure of discounted FCF	8,845	6,935

Ending standardized measure of discounted FCF	$8,334	$8,845

In accordance with the guidelines of the SEC, the reservoir engineers’ estimates of future net revenues from our properties and the pre-tax PV 10 Value amounts thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The average beginning of the month prices for the year ended December 31, 2012 used in such estimates were $97.81 per barrel of oil and $3.33 per Mcf of gas.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUM HOLDINGS, INC.

By:	/s/ Larry M. Wright
Larry M. Wright
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 20, 2013.

Signature	Title

/s/ Larry M. Wright	Chairman and Chief Executive Officer
Larry M. Wright	(Principal Executive Officer)

/s/ D. Hughes Watler, Jr.	Chief Financial Officer
D. Hughes Watler, Jr.	(Principal Financial and Accounting Officer)