Form 10-Q
period 2013-03-31
STRATUM HOLDINGS, INC.
filed 2013-05-01
CIK 1277998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes: ☐  No: ☑

The number of shares outstanding of Common Stock, par value $.01 per share, as of May 1, 2013 was 2,655,738 shares.

STRATUM HOLDINGS, INC.
FORM 10-Q
MARCH 31, 2013

STRATUM HOLDINGS, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$340,934	$512,835
Accounts receivable (net of allowance for doubtful accounts of $228,574)	373,450	333,601
Prepaid expenses and other	62,129	77,315
Notes receivable from sale of subsidiary	923,180	778,596
Total current assets	1,699,693	1,702,347

Property and equipment:
Oil and gas properties, evaluated (full cost method)	14,939,278	14,928,690
Other property and equipment	187,568	187,568
Total property and equipment	15,126,846	15,116,258
Less: Accumulated depreciation, depletion and amortization	(9,717,873)	(9,597,881)
Net property and equipment	5,408,973	5,518,377

Other assets:
Notes receivable from sale of subsidiary (less allowance for uncollectible
amount of $250,000)	513,673	632,306
Other noncurrent assets	5,237	5,238
Total other assets	518,910	637,544

Total assets	$7,627,576	$7,858,268

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt - stockholders	$14,714	$14,714
Current portion of long-term debt - others	2,419,474	2,558,790
Accounts payable	696,508	723,513
Accrued liabilities	1,694,018	1,613,474
Fair value of oil and gas derivatives	12,340	4,900
Total current liabilities	4,837,054	4,915,391

Long-term debt, net of current portion	170,972	194,324
Deferred income taxes	462,800	508,800
Asset retirement obligations	407,690	398,710
Total liabilities	5,878,516	6,017,225

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized,
None issued	-	-
Common stock, $.01 par value per share, 5,000,000 shares authorized,
2,655,738 shares issued and outstanding	26,557	26,557
Additional paid in capital	12,894,490	12,894,490
Accumulated deficit	(11,171,987)	(11,080,004)
Total stockholders’ equity	1,749,060	1,841,043

Total liabilities and stockholders’ equity	$7,627,576	$7,858,268

See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Oil and gas sales	$765,300	$705,560
Total revenues	765,300	705,560

Operating expenses:
Lease operating expense	402,556	361,332
Depreciation, depletion and amortization	119,993	122,591
Workover expense	42,782	259,826
Selling, general and administrative	308,897	328,291
Total operating expenses	874,228	1,072,040

Operating loss	(108,928)	(366,480)

Other income (expense):
Interest income	26,146	34,602
Interest expense	(47,761)	(44,788)
Loss on oil and gas derivatives	(7,440)	(103,878)

Loss before income taxes	(137,983)	(480,544)
Benefit for income taxes	46,000	162,500
Net loss	$(91,983)	$(318,044)

Net loss per share, basic and diluted	$(0.03)	$(0.12)

Weighted average shares outstanding, basic and diluted	2,655,738	2,655,738

 See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(91,983)	$(318,044)
Adjustments to reconcile net loss to net
cash provided by (used in) operations
Depreciation, depletion and amortization	119,993	122,591
Benefit for income taxes	(46,000)	(162,500)
Unrealized loss on oil and gas derivatives	7,440	103,878
Changes in current assets and liabilities	2,925	(84,923)
Other changes, net	8,980	3,468
Net cash flows from operating activties	1,355	(335,530)

Cash flows from investing activities:
Collection of notes receivable from sale of subsidiary	-	593,732
Purchase of property and equipment	(10,588)	(20,086)
Net cash flows from investing activities	(10,588)	573,646

Cash flows from financing activities:
Payments of long term debt	(167,449)	(81,657)
Proceeds from long term debt	4,781	34,484
Net payments of stockholder advances	-	(188,286)
Net cash flows from financing activities	(162,668)	(235,459)

Net increase (decrease) in cash and cash equivalents	(171,901)	2,657
Cash and cash equivalents at beginning of period	512,835	758,940

Cash and cash equivalents at end of period	$340,934	$761,597

Supplemental cash flow data:
Cash paid for interest	$32,723	$31,341

See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

    Interim Financial Information – The accompanying consolidated financial statements have been prepared by Stratum Holdings, Inc. (“we”, “our” or  the “Company”) without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of March 31, 2013, the results of its operations for the three month periods ended March 31, 2013 and 2012, and cash flows for the three month periods ended March 31, 2013 and 2012.  Certain prior year amounts have been reclassified to conform with the current year presentation.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

    Recently Issued Accounting Pronouncements – In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update addresses the reporting of certain reclassifications out of accumulated other comprehensive income on the respective line items in the income statement, depending on whether such amounts are required to be reclassified in their entirety to net income.  The adoption of ASU 2013-02, effective January 1, 2013, has not had a material impact on the Company’s financial statements.

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  This update clarifies the asset/liability offsetting requirements in a previous update, with respect to derivatives and certain other types of debt and security agreements.  The adoption of ASU 2013-01, effective January 1, 2013, has not had a material impact on the Company’s financial statements.

In 2012 and early 2013, the FASB issued several additional Accounting Standards Updates which do not have applicability to the Company.

(2)	Sale of Canadian Energy Services Business

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

In February 2013, the purchaser filed a request that the dispute between the parties regarding the Installment Notes be referred to binding arbitration as permitted under the SPA.  The Company disagrees with the purchaser’s position on the Installment Notes although it recognizes that limited merit may exist to support the claim of indemnity.  Therefore, the Company has filed a counterclaim to the arbitration request while also attempting to reach a negotiated settlement with the purchaser.  The Company believes that its probable loss under either an arbitration or settlement would only result in a reduction of the remaining amounts due under the Installment Notes of approximately $250,000.  Accordingly, we recorded a loss provision to reduce the carrying value of the Installment Notes in the fourth quarter of 2012 in the amount of $250,000.  The Company made no further adjustment to this loss provision in the first quarter of 2013, resulting in an outstanding balance of principal and accrued interest on the Installment Notes as of March 31, 2013, in the net amount of $1,436,853 (of which, $923,180 is classified as a current asset).  It is possible that such loss provision will require adjustment in the future as additional information becomes available regarding this matter.

(3)	Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and has a substantial working capital deficit as of March 31, 2013.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

The Company applies “mark to market” accounting to open derivative contracts in accordance with ASC 815-20, “Accounting for Derivative Instruments and Hedging Activities,” and accounts for such contracts as non-hedging transactions, as defined in ASC 815-20.  Accordingly, we reflect changes in fair value of open derivative contracts in current period earnings, based on “Level 3” inputs.  In the three month periods ended March 31, 2013 and 2012, the Company reported unrealized derivative losses of $7,440 and $103,878, respectively, based on “Level 3” inputs.  In the three month periods ended March 31, 2013 and 2012, the Company reported no realized derivative gains or losses.

(5)	Long Term Debt

As of March 31, 2013 and December 31, 2012, the Company had the following long-term debt obligations:

	March 31,	December 31,
	2013	2012
$25,000,000 line of credit with a bank, maturity currently extended to January 1, 2014, interest at 1.0% above prime (but not less than 5.5%) payable monthly, secured by first lien on CYMRI, LLC’s oil and gas properties, with a declining borrowing base of $2,286,000 as of March 31, 2013	$2,286,000	$2,436,000

Notes payable to 2 individuals, incurred in acquisition of Decca Consulting, Ltd., paid and restructured into newly issued notes payable in 48 monthly installments of principal and interest (at 8% per annum) commencing October 1, 2011, in conjunction with sale of Decca (see Note 2)	216,305	216,305

Advances from stockholder, bearing interest at 10%, unsecured (extended since March 2010)	14,714	14,714

Other short term notes for automobile and insurance financing, interest rates at 6% to 8%	88,141	100,809

	2,605,160	2,767,828
Current portion of long term debt - stockholders	(14,714)	(14,714)
Current portion of long term debt - others	(2,419,474)	(2,558,790)

Long term debt, net of current portions	$170,972	$194,324

Borrowings under the bank credit agreement secured by the oil and gas properties owned by CYMRI, LLC (“CYMRI”), a subsidiary in the Exploration & Production business, are subject to a borrowing base, which is periodically redetermined based on oil and gas reserves.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of March 31, 2013, there was no unutilized borrowing base under the bank credit agreement.

In December 2011, the bank credit agreement was amended to redefine the declining borrowing base, reduce the minimum interest rate to 5.5%, and extend the maturity to January 1, 2014.  Notwithstanding this extension, the Company has continuously classified this debt as a current liability since the extension in December 2011 due to its inability to consistently meet certain financial covenants under the credit agreement.  As of March 31, 2013, the bank credit agreement will mature in less than one year.

(6)	Net Loss Per Share

Basic income or loss per common share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period.  Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period and potentially dilutive common share equivalents, consisting of stock options and warrants, under the Treasury Stock Method. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive.  In the three months ended March 31, 2013 and 2012, there were no dilutive common stock equivalents reflected in the determination of net loss per share as the effect would have been anti-dilutive.

(7)	Stockholder Advances

The Company repaid net stockholder notes and advances in the amounts of zero and $188,286 in the three months ended March 31, 2013 and 2012, respectively.  Such advances are reflected as unsecured short term debt obligations and accrue interest at a rate of 10% per annum (see Note 5).

(8)	Contingencies

From time to time the Company may become involved in litigation in the ordinary course of business.  At the present time, other than the Company’s disclosures below, the Company’s management is not aware of any such litigation or other legal proceedings that could have a material adverse effect on its results of operations, cash flows or financial condition.

The Company became a party to an arbitration action in the first quarter of 2013 as the result of a dispute with the Decca purchaser regarding payment of the remaining balance of the Installment Notes arising from the sale of Decca in June 2011, as more fully described in Note 2.

Triumph Energy, Inc., a subsidiary in the Exploration & Production segment, and a former subsidiary which was sold in 2008, have been named as joint defendants in several lawsuits involving professional liability and other matters arising in the normal course of business in the State of Louisiana.  Most of these cases have been settled with little or no net cost to Triumph.  It is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations of any of the remaining actions against Triumph.  The Company believes that Triumph has meritorious defenses in each case and is vigorously defending these matters.  The Company has recorded no provision for estimated losses in these cases as of March 31, 2013.

In October 2008, an insurer for the Company’s inactive Construction Staffing subsidiary filed a lawsuit against the subsidiary alleging default on a premium finance obligation in the amount of approximately $200,000, plus interest and attorney’s fees.  The Company believes that its inactive Construction Staffing subsidiary has a meritorious position in this matter and has not engaged legal counsel to defend this case.  A default judgment was rendered in favor of the plaintiff in January 2011 and the Company has recorded an accrual for the subsidiary’s estimated loss exposure of approximately $100,000 as of March 31, 2013.

The Company, as a lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of March 31, 2013, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties

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

Overview

Stratum Holdings, Inc. (“we”, “our” or the “Company”) is a holding company whose operations are presently focused on the domestic Exploration & Production business.  In that business, our wholly-owned subsidiaries, CYMRI, L.L.C. and Triumph Energy, Inc., maintain working interests in approximately 45 to 50 producing oil and gas wells in Texas and Louisiana, with net production of approximately 700 MCF equivalent per day. We seek to increase shareholder value through an approach focused on growth and transaction opportunities, either as an acquirer or a seller, in the energy industry.

In late 2012, we formed a new wholly-owned subsidiary, Deployed Energy, Inc., to enter the domestic Energy Services business, primarily in Texas.  As of March 31, 2013, this new subsidiary was still in the formative stages and had not commenced revenue producing operations.  In conjunction with the startup of Deployed Energy, we may consider divesting oil and gas properties in our Exploration & Production business.

Through June 3, 2011, we also operated in the Canadian Energy Services business via two wholly-owned subsidiaries, Decca Consulting, Ltd. and Decca Consulting, Inc. (collectively referred to as “Decca”).  On that date, we sold the outstanding capital stock of Decca to a private company for a total sales price of $4.6 million (subject to certain adjustments), payable in a combination of: (a) Cash; (b) Non-interest bearing notes, which are payable out of the post-closing collection of Decca’s accounts receivable; and (c) Interest bearing notes, payable in 48 monthly installments of principal and interest, commencing on October 1, 2011.  We are presently involved in a dispute with the Decca purchaser regarding the timely payment of amounts due to us under the interest bearing notes (see Note 2).

Results of Operations

The following discussion reflects the revenues and expenses for the three month periods ended March 31, 2013 and 2012, as reported in our consolidated financial statements and notes thereto included in Item 1.

    Three months ended March 31, 2013 versus three months ended March 31, 2012 — Total revenues, not including interest income, for the three months ended March 31, 2013 were $765,000 compared to $706,000 for the three months ended March 31, 2012.

Revenues from CYMRI’s and Triumph’s oil and gas sales for the three months ended March 31, 2013 were $765,000 compared to $706,000 for the three months ended March 31, 2012.  In the three months ended March 31, 2013, revenues from oil production were $709,000, reflecting volumes of 7,058 barrels at an average price of $100.45 per barrel, while gas revenues were $56,000, reflecting volumes of 15,247 Mcf at an average price of $3.67 per Mcf.  On an overall basis, these amounts reflect a slight increase in production volumes of approximately 1% as well as an increase in average oil and gas prices of approximately 8%.  We expect continued volatility in oil and gas commodity prices in the future.

Lease operating expenses (“LOE”), including production taxes, were $403,000 for the three months ended March 31, 2013 versus $361,000 for the three months ended March 31, 2012, representing LOE of CYMRI’s and Triumph’s oil and gas production operations.  This increase was due to certain non-recurring expense items in the first quarter of 2013.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended March 31, 2013 was $120,000 versus $123,000 for the three months ended March 31, 2012, representing DD&A of CYMRI’s and Triumph’s oil and gas properties. This slight decrease was not considered to be significant.

Workover expenses for the three months ended March 31, 2013 were $43,000 versus $260,000 for the three months ended March 31, 2012, representing workovers on CYMRI’s and Triumph’s oil and gas properties.  This decrease was largely experienced in CYMRI’s Burnell Field.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2013 were $309,000 compared to $328,000 for the three months ended March 31, 2012.  This relatively small decrease was due to the reduction of certain overhead costs.

Interest income for the three months ended March 31, 2013 was $26,000 versus $35,000 for the three months ended March 31, 2012.  In both periods, these amounts largely resulted from interest income accrued on the long-term, interest-bearing notes receivable arising from the sale of Decca in June 2011 (see Note 2).

Interest expense for the three months ended March 31, 2013 was $48,000 versus $45,000 for the three months ended March 31, 2012.  This slight increase was not considered to be significant.

Loss on oil and gas derivatives for the three months ended March 31, 2013 was $7,000 versus $104,000 for the three months ended March 31, 2012.  This fluctuation was due to the change in fair value of CYMRI’s outstanding oil and gas derivative contracts (see Note 4).

Income taxes were a benefit of $46,000 for the three months ended March 31, 2013 compared to $162,000 for the three months ended March 31, 2012.  These benefit amounts reflected consolidated income tax rates of approximately 34% in both periods.

Liquidity and Capital Resources

Operating activities.  Net cash provided by operating activities for the three months ended March 31, 2013 was $1,000 compared to net cash used in operating activities for the three months ended March 31, 2012 of $336,000.  This difference was primarily due to the comparatively lower operating loss in the first quarter of 2013.

Investing activities.  Net cash used in investing activities was $11,000 for the three months ended March 31, 2013 compared to net cash provided by investing activities, after deducting capital expenditures, of $573,000 for the three months ended March 31, 2012.  This fluctuation largely reflected receipt of payments of the notes receivable from the Decca purchaser of $594,000 in the three months ended March 31, 2012 whereas no such payments were received in the three months ended March 31, 2013 due to the dispute with the purchaser (see Note 2).

Financing activities. Net cash used in financing activities for the three months ended March 31, 2013 was $163,000 compared to $235,000 for the three months ended March 31, 2012.  This relative difference in net financing cash flows was primarily due to the reduction in payments of stockholder advances.

As disclosed in Note 5, a substantial portion of our existing long term debt is in the form of a bank credit facility secured by CYMRI/Triumph’s producing oil and gas properties.  Borrowings under the bank credit agreement are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  Such short term borrowings amounted to $2,286,000 as of March 31, 2013.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of March 31, 2013, there was no unutilized borrowing base and the maturity was scheduled on January 1, 2014.  Notwithstanding this scheduled maturity, the Company has consistently classified such borrowings as a current liability since the extension in December 2011 due to its inability to consistently meet certain financial covenants under the credit agreement.  As of March 31, 2013, the bank credit agreement will mature in less than one year.

Our ongoing capital expenditures are in the Exploration & Production segment, which can be highly capital intensive. In this business, expenditures for CYMRI/Triumph’s drilling and equipping of oil and gas wells are typically required to maintain or increase existing production levels. We normally attempt to finance CYMRI/Triumph’s capital expenditure requirements through a combination of cash flow from operations and secured bank borrowings. We presently have relatively low capital expenditure requirements relating to CYMRI/Triumph’s oil and gas properties as evidenced by a total of only $11,000 being spent as of March 31, 2013. We believe that our capital expenditures for the remainder of 2013 can be financed largely through our traditional sources.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and presently has a working capital deficit in the amount of $3,137,000.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

We believe that the June 2011 sale of Decca, on the terms summarized in Note 2, has improved our financial condition.  It should be noted, however, that we did not receive the full amount of the sales price in cash at closing and our realization of the remaining sales price will depend on the purchaser ultimately making payments of principal and interest to us in accordance with the terms of our installment notes receivable.  In that regard, the purchaser did not make monthly payments on the notes beginning in October 2011, in accordance with the stated terms.  In April 2012, the Company and the purchaser reached an informal agreement whereby the purchaser began making the stated monthly note payments under a delayed payment plan.  Such monthly payments continued through December 2012, at which time, the purchaser informed the Company that it would defer making further monthly payments on the installment notes, pending resolution of certain indemnity provisions in the Stock Purchase Agreement (“SPA”).

In February 2013, the purchaser filed a request that the dispute between the parties regarding the installment notes be referred to binding arbitration as permitted under the SPA.  The Company disagrees with the purchaser’s position on the installment notes although it recognizes that limited merit may exist to support the purchaser’s claim of indemnity.  Therefore, the Company has filed a counterclaim to the arbitration request while also attempting to reach a negotiated settlement with the purchaser (see Note 2).

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  See our Annual Report on Form 10-K for the year ended December 31, 2012 for a further description of our critical accounting policies and estimates.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information for this Item is not required as the Registrant is a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.        CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures

As of March 31, 2013, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our internal controls over financial reporting which encompasses our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective at the reasonable assurance level.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 5.
OTHER INFORMATION

On April 13, 2013, Larry M. Wright, Chief Executive Officer and sole director of the Company passed away unexpectedly.  As a result, the Company’s Chief Financial Officer, D. Hughes Watler, Jr., is currently functioning as the senior executive officer of the Company with full authority to carry on the business of the Company.  In the circumstances, the Company is providing the signature solely of Mr. Watler at the end of this report and the certifications solely of Mr. Watler in Exhibits 31 and 32 of this report, as indicated below.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUM HOLDINGS, INC.

By:	/s/ D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer

May 1, 2013