Form 10-Q
period 2013-06-30
STRATUM HOLDINGS, INC.
filed 2013-08-05
CIK 1277998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013
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

The number of shares outstanding of Common Stock, par value $.01 per share, as of August 5, 2013 was 2,655,738 shares.

STRATUM HOLDINGS, INC.
FORM 10-Q
JUNE 30, 2013

STRATUM HOLDINGS, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$215,719	$512,835
Accounts receivable (net of allowance for doubtful accounts of $228,574)	313,344	333,601
Prepaid expenses and other	41,263	77,315
Notes receivable from sale of subsidiary (less allowance for expected
settlement loss of $536,235, at June 30, 2013)	1,174,363	778,596
Total current assets	1,744,689	1,702,347

Property and equipment:
Oil and gas properties, evaluated (full cost method)	14,939,983	14,928,690
Other property and equipment	187,568	187,568
Total property and equipment	15,127,551	15,116,258
Less: Accumulated depreciation, depletion and amortization	(9,838,608)	(9,597,881)
Net property and equipment	5,288,943	5,518,377

Other assets:
Notes receivable from sale of subsidiary (less allowance for uncollectible
amount of $250,000, at December 31, 2012)	-	632,306
Other noncurrent assets	5,238	5,238
Total other assets	5,238	637,544

Total assets	$7,038,870	$7,858,268

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt - stockholders	$14,714	$14,714
Current portion of long-term debt - third parties	2,276,282	2,558,790
Accounts payable	712,193	723,513
Accrued liabilities	1,629,041	1,613,474
Fair value of oil and gas derivatives	3,284	4,900
Total current liabilities	4,635,514	4,915,391

Long-term debt, net of current portion	147,231	194,324
Deferred income taxes	336,900	508,800
Asset retirement obligations	416,870	398,710
Total liabilities	5,536,515	6,017,225

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized,
None issued	-	-
Common stock, $.01 par value per share, 5,000,000 shares authorized,
2,655,738 shares issued and outstanding	26,557	26,557
Additional paid in capital	12,894,490	12,894,490
Accumulated deficit	(11,418,692)	(11,080,004)
Total stockholders’ equity	1,502,355	1,841,043

Total liabilities and stockholders’ equity	$7,038,870	$7,858,268

See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2013	2012
Revenues:
Oil and gas sales	$668,796	$754,657
Total revenues	668,796	754,657

Operating expenses:
Lease operating expense	331,368	393,919
Depreciation, depletion and amortization	120,734	121,954
Workover expense	46,501	212,521
Selling, general and administrative	244,881	240,507
Total operating expenses	743,484	968,901

Operating loss	(74,688)	(214,244)

Other income (expense):
Interest income	23,847	32,621
Interest expense	(44,585)	(52,001)
Loss on expected settlement of notes receivable	(286,235)	-
Gain on oil and gas derivatives	9,056	329,378

Income (loss) before income taxes	(372,605)	95,754
Benefit (provision) for income taxes	125,900	(33,400)
Net income (loss)	$(246,705)	$62,354

Net income (loss) per share, basic and diluted	$(0.09)	$0.02

Weighted average shares outstanding, basic and diluted	2,655,738	2,655,738

 See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Revenues:
Oil and gas sales	$1,434,096	$1,460,217
Total revenues	1,434,096	1,460,217

Operating expenses:
Lease operating expense	733,924	755,251
Depreciation, depletion and amortization	240,727	244,545
Workover expense	89,283	472,347
Selling, general and administrative	553,778	568,798
Total operating expenses	1,617,712	2,040,941

Operating loss	(183,616)	(580,724)

Other income (expense):
Interest income	49,993	67,223
Interest expense	(92,346)	(96,789)
Loss on expected settlement of notes receivable	(286,235)	-
Gain on oil and gas derivatives	1,616	225,500

Loss before income taxes	(510,588)	(384,790)
Benefit for income taxes	171,900	129,100
Net loss	$(338,688)	$(255,690)

Net loss per share, basic and diluted	$(0.13)	$(0.10)

Weighted average shares outstanding, basic and diluted	2,655,738	2,655,738

 See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(338,688)	$(255,690)
Adjustments to reconcile net loss to net
cash provided by (used in) operations
Depreciation, depletion and amortization	240,727	244,545
Benefit for income taxes	(171,900)	(129,100)
Unrealized loss on expected settlement of notes receivable	286,235	-
Unrealized gain on oil and gas derivatives	(1,616)	(225,500)
Changes in current assets and liabilities	10,861	57,390
Other changes, net	18,159	11,868
Net cash flows from operating activties	43,778	(296,487)

Cash flows from investing activities:
Collection of notes receivable from sale of subsidiary	-	674,751
Purchase of property and equipment	(11,293)	(64,872)
Net cash flows from investing activities	(11,293)	609,879

Cash flows from financing activities:
Payments of long term debt	(334,382)	(181,665)
Proceeds from long term debt	4,781	34,484
Net payments of stockholder advances	-	(305,286)
Net cash flows from financing activities	(329,601)	(452,467)

Net decrease in cash and cash equivalents	(297,116)	(139,075)
Cash and cash equivalents at beginning of period	512,835	758,940

Cash and cash equivalents at end of period	$215,719	$619,865

Supplemental cash flow data:
Cash paid for interest	$63,855	$74,510

See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)           Basis of Presentation

Interim Financial Information – The accompanying consolidated financial statements have been prepared by Stratum Holdings, Inc. (“we”, “our” or  the “Company”) without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of June 30, 2013, the results of its operations for the three month and six month periods ended June 30, 2013 and 2012, and cash flows for the six month periods ended June 30, 2013 and 2012.  Certain prior year amounts have been reclassified to conform with the current year presentation.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Subsequent to the sale, the purchaser made periodic payments to the Company on the Receivables Notes in the aggregate amount of $2,776,274 through March 2012, at which time, the notes had been fully paid (including the working capital adjustment).

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

In February 2013, the dispute between the parties regarding the Installment Notes was referred to binding arbitration as permitted under the SPA.  In June 2013, the Company and the purchaser reached a preliminary agreement to settle the outstanding balance of the Installment Notes effectively terminating the arbitration proceedings.  The terms of the preliminary settlement agreement are confidential, however, it is intended that a one-time cash payment will be made by the purchaser to the Company and that the purchaser will assume all of the Company’s remaining obligations, including any continent liabilities, related to its prior ownership of Decca.  The Company’s acceptance of the preliminary settlement on the Installment Notes has resulted in a total pre-tax net loss to the Company in the amount of $536,235.  The Company had previously recognized an estimated loss provision in the fourth quarter of 2012 in the amount of $250,000, therefore, an additional loss provision was recognized in the second quarter of 2013 in the amount of $286,235.  The closing of the definitive settlement is expected to occur in the third quarter of 2013.

(3)           Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and has a substantial working capital deficit as of June 30, 2013.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

The Company applies “mark to market” accounting to open derivative contracts in accordance with ASC 815-20, “Accounting for Derivative Instruments and Hedging Activities,” and accounts for such contracts as non-hedging transactions, as defined in ASC 815-20.  Accordingly, we reflect changes in fair value of open derivative contracts in current period earnings, based on “Level 3” inputs.  In the six month periods ended June 30, 2013 and 2012, the Company reported unrealized derivative gains of $1,616 and $225,500, respectively, based on “Level 3” inputs.  In the six month periods ended June 30, 2013 and 2012, the Company reported no realized derivative gains or losses.

(5)           Long Term Debt

As of June 30, 2013 and December 31, 2012, the Company had the following long-term debt obligations:

	June 30,	December 31,
	2013	2012
$25,000,000 line of credit with a bank, maturity currently extended to January 1, 2014, interest at 1.0% above prime (but not less than 5.5%) payable monthly, secured by first lien on CYMRI, LLC’s oil and gas properties, with a declining borrowing base of $2,136,000 as of June 30, 2013	$2,136,000	$2,436,000

Notes payable to 2 individuals, incurred in acquisition of Decca Consulting, Ltd., paid and restructured into newly issued notes payable in 48 monthly installments of principal and interest (at 8% per annum) commencing October 1, 2011, in conjunction with sale of Decca (see Note 2)	216,305	216,305

Advances from stockholder, bearing interest at 10%, unsecured (extended since March 2010)	14,714	14,714

Other short term notes for automobile and insurance financing, interest rates at 6% to 8%	71,208	100,809

	2,438,227	2,767,828
Current portion of long term debt - stockholders	(14,714)	(14,714)
Current portion of long term debt - third parties	(2,276,282)	(2,558,790)

Long term debt, net of current portions	$147,231	$194,324

Borrowings under the bank credit agreement secured by the oil and gas properties owned by CYMRI, LLC (“CYMRI”), a subsidiary in the Exploration & Production business, are subject to a borrowing base, which is periodically redetermined based on oil and gas reserves.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of June 30, 2013, there was no unutilized borrowing base under the bank credit agreement.

In December 2011, the bank credit agreement was amended to redefine the declining borrowing base, reduce the minimum interest rate to 5.5%, and extend the maturity to January 1, 2014.  Notwithstanding this extension, the Company has continuously classified this debt as a current liability since the extension in December 2011 due to its inability to consistently meet certain financial covenants under the credit agreement.  As of June 30, 2013, the bank credit agreement will mature in less than one year.

(6)           Net Loss Per Share

Basic income or loss per common share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period.  Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period and potentially dilutive common share equivalents, consisting of stock options and warrants, under the Treasury Stock Method. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive.  In the six months ended June 30, 2013 and 2012, there were no dilutive common stock equivalents reflected in the determination of net loss per share as the effect would have been anti-dilutive.

(7)           Stockholder Advances

The Company repaid net stockholder notes and advances in the amounts of zero and $305,286 in the six months ended June 30, 2013 and 2012, respectively.  Such advances are reflected as unsecured short term debt obligations and accrue interest at a rate of 10% per annum (see Note 5).

(8)           Contingencies

From time to time the Company may become involved in litigation in the ordinary course of business.  At the present time, other than the Company’s disclosures below, the Company’s management is not aware of any such litigation or other legal proceedings that could have a material adverse effect on its results of operations, cash flows or financial condition.

Triumph Energy, Inc., a subsidiary in the Exploration & Production segment, and a former subsidiary which was sold in 2008, have been named as joint defendants in several lawsuits involving professional liability and other matters arising in the normal course of business in the State of Louisiana.  Most of these cases have been settled with little or no net cost to Triumph.  It is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations of any of the remaining actions against Triumph.  The Company believes that Triumph has meritorious defenses in each case and is vigorously defending these matters.  The Company has recorded no provision for estimated losses in these cases as of June 30, 2013.

In October 2008, an insurer for the Company’s inactive Construction Staffing subsidiary filed a lawsuit against the subsidiary alleging default on a premium finance obligation in the amount of approximately $200,000, plus interest and attorney’s fees.  The Company believes that its inactive Construction Staffing subsidiary has a meritorious position in this matter and has not engaged legal counsel to defend this case.  A default judgment was rendered in favor of the plaintiff in January 2011 and the Company has recorded an accrual for the subsidiary’s estimated loss exposure of approximately $100,000 as of June 30, 2013.

The Company, as a lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of June 30, 2013, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

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

In late 2012, we formed a new wholly-owned subsidiary, Deployed Energy, Inc., to enter the domestic Energy Services business, however, we have yet to determine when or if we will commence operations in that subsidiary.  As a result of the unexpected passing of our Chief Executive Officer in April 2013 (see Part II, Item 5), we are considering divestment of the oil and gas properties in our Exploration & Production business, as well as other possible corporate level transactions.

Through June 3, 2011, we also operated in the Canadian Energy Services business via two wholly-owned subsidiaries, Decca Consulting, Ltd. and Decca Consulting, Inc. (collectively referred to as “Decca”).  On that date, we sold the outstanding capital stock of Decca to a private company for a total sales price of $4.6 million (plus a working capital adjustment), payable in a combination of: (a) Cash; (b) Short-term, non-interest bearing notes; and (c) Long-term, interest bearing notes, payable in 48 monthly installments of principal and interest, commencing on October 1, 2011.  In June 2013, we reached a preliminary agreement with the purchaser on a settlement of the outstanding balance of the interest bearing notes (see Note 2).

Results of Operations

The following discussion reflects the revenues and expenses for the three month and six month periods ended June 30, 2013 and 2012, as reported in our consolidated financial statements and notes thereto included in Item 1.

Three months ended June 30, 2013 versus three months ended June 30, 2012 — Total revenues, not including interest income, for the three months ended June 30, 2013 were $669,000 compared to $755,000 for the three months ended June 30, 2012.

Revenues from CYMRI’s and Triumph’s oil and gas sales for the three months ended June 30, 2013 were $669,000 compared to $755,000 for the three months ended June 30, 2012.  In the three months ended June 30, 2013, revenues from oil production were $619,000, reflecting volumes of 6,360 barrels at an average price of $97.32 per barrel, while gas revenues were $50,000, reflecting volumes of 16,314 Mcf at an average price of $3.06 per Mcf.  On an overall basis, these amounts reflect a decrease in production volumes, mostly gas, of approximately 17% partially offset by an increase in average oil and gas prices of approximately 6%.  We expect continued volatility in oil and gas commodity prices in the future.

Lease operating expenses (“LOE”), including production taxes, were $331,000 for the three months ended June 30, 2013 versus $394,000 for the three months ended June 30, 2012, representing LOE of CYMRI’s and Triumph’s oil and gas production operations.  This decrease was largely due to the change in the relatively timing of certain lease operating expenses.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended June 30, 2013 was $121,000 versus $122,000 for the three months ended June 30, 2012, representing DD&A of CYMRI’s and Triumph’s oil and gas properties.  This slight decrease was not considered to be significant.

Workover expenses for the three months ended June 30, 2013 were $47,000 versus $213,000 for the three months ended June 30, 2012, representing workovers on CYMRI’s and Triumph’s oil and gas properties.  This decrease was largely experienced in CYMRI’s Kibbe Field and Triumph’s Egan Field.

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2013 were $245,000 compared to $241,000 for the three months ended June 30, 2012.  This relatively small increase was not considered to be significant.

Interest income for the three months ended June 30, 2013 was $24,000 versus $33,000 for the three months ended June 30, 2012.  In both periods, these amounts largely resulted from interest income accrued on the long-term, interest-bearing notes receivable arising from the sale of Decca in June 2011 (see Note 2).

Interest expense for the three months ended June 30, 2013 was $45,000 versus $52,000 for the three months ended June 30, 2012.  This decrease was due to a decline in outstanding borrowings.

Loss on expected settlement of notes receivable was $286,000 for the three months ended June 30, 2013 versus zero for the three months ended June 30, 2012.  The 2013 amount reflects the expected loss on a preliminary settlement of the outstanding balance of the interest bearing notes issued in the 2011 sale of Decca (see Note 2).

Gain on oil and gas derivatives for the three months ended June 30, 2013 was $9,000 versus $329,000 for the three months ended June 30, 2012.  This fluctuation was due to the change in fair value of CYMRI’s outstanding oil and gas derivative contracts (see Note 4).

Income taxes were a benefit of $126,000 for the three months ended June 30, 2013 compared to a provision of $33,000 for the three months ended June 30, 2012.  These amounts reflected consolidated income tax rates of approximately 34% in both periods.

Six months ended June 30, 2013 versus six months ended June 30, 2012 — Total revenues, not including interest income, for the six months ended June 30, 2013 were $1,434,000 compared to $1,460,000 for the six months ended June 30, 2012.

Revenues from CYMRI’s and Triumph’s oil and gas sales for the six months ended June 30, 2013 were $1,434,000 compared to $1,460,000 for the six months ended June 30, 2012.  In the six months ended June 30, 2013, revenues from oil production were $1,328,000, reflecting volumes of 13,418 barrels at an average price of $98.97 per barrel, while gas revenues were $106,000, reflecting volumes of 31,561 Mcf at an average price of $3.36 per Mcf.  On an overall basis, these amounts reflect a decrease in production volumes, mostly gas, of approximately 9% partially offset by an increase in average oil and gas prices of approximately 7%.  We expect continued volatility in oil and gas commodity prices in the future.

Lease operating expenses (“LOE”), including production taxes, were $734,000 for the six months ended June 30, 2013 versus $755,000 for the six months ended June 30, 2012, representing LOE of CYMRI’s and Triumph’s oil and gas production operations.  This relatively small decrease was not considered to be significant.

Depreciation, depletion and amortization (“DD&A”) expense for the six months ended June 30, 2013 was $241,000 versus $245,000 for the six months ended June 30, 2012, representing DD&A of CYMRI’s and Triumph’s oil and gas properties.  This slight decrease was not considered to be significant.

Workover expenses for the six months ended June 30, 2013 were $89,000 versus $472,000 for the six months ended June 30, 2012, representing workovers on CYMRI’s and Triumph’s oil and gas properties.  This decrease was largely experienced in CYMRI’s Kibbe Field and Triumph’s Egan Field.

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2013 were $554,000 compared to $569,000 for the six months ended June 30, 2012.  This relatively small decrease was due to the reduction of certain overhead costs.

Interest income for the six months ended June 30, 2013 was $50,000 versus $67,000 for the six months ended June 30, 2012.  In both periods, these amounts largely resulted from interest income accrued on the long-term, interest-bearing notes receivable arising from the sale of Decca in June 2011 (see Note 2).

Interest expense for the six months ended June 30, 2013 was $92,000 versus $97,000 for the six months ended June 30, 2012.  This decrease was due to a decline in outstanding borrowings.

Loss on expected settlement of notes receivable was $286,000 for the six months ended June 30, 2013 versus zero for the six months ended June 30, 2012.  The 2013 amount reflects the expected loss on a preliminary settlement of the outstanding balance of the interest bearing notes issued in the 2011 sale of Decca (see Note 2).

Gain on oil and gas derivatives for the six months ended June 30, 2013 was $2,000 versus $226,000 for the six months ended June 30, 2012.  This fluctuation was due to the change in fair value of CYMRI’s outstanding oil and gas derivative contracts (see Note 4).

Income taxes were a benefit of $172,000 for the six months ended June 30, 2013 compared to $129,000 for the six months ended June 30, 2012.  These benefit amounts reflected consolidated income tax rates of approximately 34% in both periods.

Liquidity and Capital Resources

Operating activities.  Net cash provided by operating activities for the six months ended June 30, 2013 was $44,000 compared to net cash used in operating activities for the six months ended June 30, 2012 of $296,000.  This difference was primarily due to the lower operating loss in the first two quarters of 2013.

Investing activities.  Net cash used in investing activities was $11,000 for the six months ended June 30, 2013 compared to net cash provided by investing activities, after deducting capital expenditures, of $610,000 for the six months ended June 30, 2012.  This fluctuation largely reflected receipt of payments of the notes receivable from the Decca purchaser of $675,000 in the six months ended June 30, 2012 whereas no such payments were received in the six months ended June 30, 2013 due to the dispute with the purchaser (see Note 2).

Financing activities. Net cash used in financing activities for the six months ended June 30, 2013 was $330,000 compared to $452,000 for the six months ended June 30, 2012.  This relative difference in net financing cash flows was primarily due to the reduction in payments of stockholder advances.

As disclosed in Note 5, a substantial portion of our existing long term debt is in the form of a bank credit facility secured by CYMRI/Triumph’s producing oil and gas properties.  Borrowings under the bank credit agreement are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  Such short term borrowings amounted to $2,136,000 as of June 30, 2013.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of June 30, 2013, there was no unutilized borrowing base and the maturity was scheduled on January 1, 2014.  Notwithstanding this scheduled maturity, the Company has consistently classified such borrowings as a current liability since the extension in December 2011 due to its inability to consistently meet certain financial covenants under the credit agreement.  As of June 30, 2013, the bank credit agreement will mature in less than one year.

Our ongoing capital expenditures are in the Exploration & Production segment, which can be highly capital intensive.  In this business, expenditures for CYMRI/Triumph’s drilling and equipping of oil and gas wells are typically required to maintain or increase existing production levels.

We normally attempt to finance CYMRI/Triumph’s capital expenditure requirements through a combination of cash flow from operations and secured bank borrowings.  We presently have relatively low capital expenditure requirements relating to CYMRI/Triumph’s oil and gas properties as evidenced by a total of only $11,000 being spent as of June 30, 2013.  We believe that our capital expenditures for the remainder of 2013 can be financed largely through our traditional sources.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and presently has a working capital deficit in the amount of $2,890,000.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

We believe that the recent settlement of our dispute with the Decca purchaser regarding the outstanding balance of the Installment Notes, as more fully described in Note 2, has improved our financial condition on a short term basis but does not eliminate the “going concern” doubt.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures

As of June 30, 2013, our senior executive officer, who is also our Chief Financial Officer, evaluated the effectiveness of the design and operation of our internal controls over financial reporting which encompasses our disclosure controls and procedures.  Based on this evaluation, our senior executive officer has concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective at the reasonable assurance level.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II    OTHER INFORMATION

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

STRATUM HOLDINGS, INC.

August 5, 2013	By:	/s/ D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer