Form 10-Q
period 2013-09-30
STRATUM HOLDINGS, INC.
filed 2013-11-01
CIK 1277998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013
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

The number of shares outstanding of Common Stock, par value $.01 per share, as of November 1, 2013 was 2,655,738 shares.

STRATUM HOLDINGS, INC.
FORM 10-Q
SEPTEMBER 30, 2013

STRATUM HOLDINGS, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$148,381	$512,835
Accounts receivable (net of allowance for doubtful accounts of $228,574)	297,471	333,601
Prepaid expenses and other	80,590	77,315
Notes receivable from sale of subsidiary (less allowance for expected
settlement loss of $536,235, at September 30, 2013)	1,174,363	778,596
Total current assets	1,700,805	1,702,347

Property and equipment:
Oil and gas properties, evaluated (full cost method)	14,939,987	14,928,690
Other property and equipment	138,274	187,568
Total property and equipment	15,078,261	15,116,258
Less: Accumulated depreciation, depletion and amortization	(9,943,168)	(9,597,881)
Net property and equipment	5,135,093	5,518,377

Other assets:
Notes receivable from sale of subsidiary (less allowance for uncollectible
amount of $250,000, at December 31, 2012)	-	632,306
Other noncurrent assets	5,238	5,238
Total other assets	5,238	637,544

Total assets	$6,841,136	$7,858,268

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt - stockholders	$-	$14,714
Current portion of long-term debt - third parties	2,177,575	2,558,790
Accounts payable	669,354	723,513
Accrued liabilities	1,704,962	1,613,474
Fair value of oil and gas derivatives	4,508	4,900
Total current liabilities	4,556,399	4,915,391

Long-term debt, net of current portion	96,978	194,324
Deferred income taxes	310,500	508,800
Asset retirement obligations	426,250	398,710
Total liabilities	5,390,127	6,017,225

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized,
None issued	-	-
Common stock, $.01 par value per share, 5,000,000 shares authorized,
2,655,738 shares issued and outstanding	26,557	26,557
Additional paid in capital	12,894,490	12,894,490
Accumulated deficit	(11,470,038)	(11,080,004)
Total stockholders’ equity	1,451,009	1,841,043

Total liabilities and stockholders’ equity	$6,841,136	$7,858,268

See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2013	2012
Revenues:
Oil and gas sales	$610,351	$709,669
Total revenues	610,351	709,669

Operating expenses:
Lease operating expense	280,794	389,744
Depreciation, depletion and amortization	104,561	123,126
Accretion expense	9,380	8,580
Workover expense	73,218	125,565
Selling, general and administrative	189,653	217,257
Total operating expenses	657,606	864,272

Operating loss	(47,255)	(154,603)

Other income (expense):
Interest income	70	30,531
Interest expense	(29,337)	(42,470)
Loss on expected settlement of notes receivable	-	-
Loss on oil and gas derivatives	(1,224)	(95,038)

Loss before income taxes	(77,746)	(261,580)
Benefit for income taxes	26,400	88,100
Net loss	$(51,346)	$(173,480)

Net loss per share, basic and diluted	$(0.02)	$(0.07)

Weighted average shares outstanding, basic and diluted	2,655,738	2,655,738

See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Revenues:
Oil and gas sales	$2,044,447	$2,169,886
Total revenues	2,044,447	2,169,886

Operating expenses:
Lease operating expense	1,014,718	1,144,995
Depreciation, depletion and amortization	345,288	367,671
Accretion expense	27,540	25,190
Workover expense	162,501	597,912
Selling, general and administrative	743,431	786,055
Total operating expenses	2,293,478	2,921,823

Operating loss	(249,031)	(751,937)

Other income (expense):
Interest income	50,063	97,754
Interest expense	(103,523)	(122,649)
Loss on expected settlement of notes receivable	(286,235)	-
Gain on oil and gas derivatives	392	130,462

Loss before income taxes	(588,334)	(646,370)
Benefit for income taxes	198,300	217,200
Net loss	$(390,034)	$(429,170)

Net loss per share, basic and diluted	$(0.15)	$(0.16)

Weighted average shares outstanding, basic and diluted	2,655,738	2,655,738

See accompanying notes to unaudited consolidated financial statements.

STRATUM HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(390,034)	$(429,170)
Adjustments to reconcile net loss to net
cash provided by (used in) operations
Depreciation, depletion and amortization	345,288	367,671
Benefit for income taxes	(198,300)	(217,200)
Unrealized loss on expected settlement of notes receivable	286,235	-
Unrealized gain on oil and gas derivatives	(392)	(130,462)
Accretion expense	27,540	25,190
Changes in current assets and liabilities	20,488	(12,354)
Other changes, net	-	(4,743)
Net cash flows from operating activties	90,825	(401,068)

Cash flows from investing activities:
Collection of notes receivable from sale of subsidiary	-	768,720
Purchase of property and equipment	(11,298)	(67,285)
Sale of property and equipment	11,657	-
Net cash flows from investing activities	359	701,435

Cash flows from financing activities:
Payments of long term debt	(490,520)	(294,913)
Proceeds from long term debt	49,596	69,354
Net payments of stockholder advances	(14,714)	(305,286)
Net cash flows from financing activities	(455,638)	(530,845)

Net decrease in cash and cash equivalents	(364,454)	(230,478)
Cash and cash equivalents at beginning of period	512,835	758,940

Cash and cash equivalents at end of period	$148,381	$528,462

Supplemental cash flow data:
Cash paid for interest	$92,784	$116,572
Note payable assumed in sale of property and equipment	37,637	-
Note payable issued for purchase of property and equipment	-	29,334

STRATUM HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)           Basis of Presentation

Interim Financial Information – The accompanying consolidated financial statements have been prepared by Stratum Holdings, Inc. (“we”, “our” or  the “Company”) without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of September 30, 2013, the results of its operations for the three month and nine month periods ended September 30, 2013 and 2012, and cash flows for the nine month periods ended September 30, 2013 and 2012.  Certain prior year amounts have been reclassified to conform with the current year presentation.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

As indicated in the Form 8-K filed on October 2, 2013, the Company underwent a “change of control” at the shareholder level in September 2013.  As a result of that transaction, the U.S. tax operating loss carryforwards that the Company reported as of December 31, 2012 became subject to certain annual limitations on their availability to offset future taxable income.

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

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  This update clarifies the asset/liability offsetting requirements in a previous update, with respect to derivatives and certain other types of debt and security agreements.  The adoption of ASU 2013-01, effective January 1, 2013, has not had a material impact on the Company’s financial statements.  The FASB issued several additional Accounting Standards Updates in 2013 which do not have applicability to the Company.

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

Beginning in June 2011 and continuing through March 2012, the purchaser made periodic payments to the Company on the Receivables Notes in the aggregate amount of $2,776,274, resulting in such notes being fully paid at that time.

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

In February 2013, the dispute between the parties regarding the Installment Notes was referred to binding arbitration as permitted under the SPA.  In June 2013, the Company and the purchaser reached a preliminary agreement to settle the outstanding balance of the Installment Notes effectively terminating the arbitration proceedings.  The terms of the preliminary settlement agreement are confidential, however, such terms provide for the purchaser to make a one-time cash payment to the Company and to assume all of the Company’s remaining obligations, including any continent liabilities, related to its prior ownership of Decca.  The Company’s acceptance of the preliminary settlement on the Installment Notes has resulted in a total pre-tax net loss in the amount of $536,235.  The Company had previously recognized an estimated loss provision in the fourth quarter of 2012 in the amount of $250,000, therefore, an additional loss provision was recognized in the second quarter of 2013 in the amount of $286,235.  The closing of the definitive settlement is expected to occur in the fourth quarter of 2013.

(3)           Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and has a substantial working capital deficit as of September 30, 2013.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

The Company applies “mark to market” accounting to open derivative contracts in accordance with ASC 815-20, “Accounting for Derivative Instruments and Hedging Activities,” and accounts for such contracts as non-hedging transactions, as defined in ASC 815-20.  Accordingly, we reflect changes in fair value of open derivative contracts in current period earnings, based on “Level 3” inputs.  In the nine month periods ended September 30, 2013 and 2012, the Company reported unrealized derivative gains of $392 and $130,462, respectively, based on “Level 3” inputs.  In the nine month periods ended September 30, 2013 and 2012, the Company reported no realized derivative gains or losses.

(5)           Long Term Debt

As of September 30, 2013 and December 31, 2012, the Company had the following long-term debt obligations:

	September 30,	December 31,
	2013	2012
$25,000,000 line of credit with a bank, maturity currently extended to January 1, 2014, interest at 1.0% above prime (but not less than 5.5%) payable monthly, secured by first lien on CYMRI, LLC’s oil and gas properties, with a declining borrowing base of $1,986,000 as of September 30, 2013	$1,986,000	$2,436,000

Notes payable to 2 individuals, incurred in acquisition of Decca Consulting, Ltd., paid and restructured into newly issued notes payable in 48 monthly installments of principal and interest (at 8% per annum) commencing October 1, 2011, in conjunction with sale of Decca (see Note 2)	216,305	216,305

Advances from stockholder, bearing interest at 10%, unsecured (extended since March 2010)	-	14,714

Other short term notes for automobile and insurance financing, interest rates at 6% to 8%	72,248	100,809

	2,274,553	2,767,828
Current portion of long term debt - stockholders	-	(14,714)
Current portion of long term debt - third parties	(2,177,575)	(2,558,790)

Long term debt, net of current portions	$96,978	$194,324

Borrowings under the bank credit agreement secured by the oil and gas properties owned by CYMRI, LLC (“CYMRI”), a subsidiary in the Exploration & Production business, are subject to a borrowing base, which is periodically redetermined based on oil and gas reserves.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of September 30, 2013, there was no unutilized borrowing base under the bank credit agreement.

In December 2011, the bank credit agreement was amended to redefine the declining borrowing base, reduce the minimum interest rate to 5.5%, and extend the maturity to January 1, 2014.  Notwithstanding this extension, the Company has continuously classified this debt as a current liability since the extension in December 2011 due to its inability to consistently meet certain financial covenants under the credit agreement.  As of September 30, 2013, the bank credit agreement will mature in less than one year.

(6)           Net Loss Per Share

Basic income or loss per common share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period.  Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period and potentially dilutive common share equivalents, consisting of stock options and warrants, under the Treasury Stock Method. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive.  In the nine months ended September 30, 2013 and 2012, there were no dilutive common stock equivalents reflected in the determination of net loss per share as the effect would have been anti-dilutive.

(7)           Stockholder Advances

The Company repaid net stockholder notes and advances in the amounts of $14,714 and $305,286 in the nine months ended September 30, 2013 and 2012, respectively.  Such advances are reflected as unsecured short term debt obligations and accrue interest at a rate of 10% per annum (see Note 5).

(8)           Contingencies

From time to time the Company may become involved in litigation in the ordinary course of business.  At the present time, other than the Company’s disclosures below, the Company’s management is not aware of any such litigation or other legal proceedings that could have a material adverse effect on its results of operations, cash flows or financial condition.

Triumph Energy, Inc., a subsidiary in the Exploration & Production segment, and a former subsidiary which was sold in 2008, have been named as joint defendants in several lawsuits involving professional liability and other matters arising in the normal course of business in the State of Louisiana.  Most of these cases have been settled with little or no net cost to Triumph.  It is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations of any of the remaining actions against Triumph.  The Company believes that Triumph has meritorious defenses in each case and is vigorously defending these matters.  The Company has recorded no provision for estimated losses in these cases as of September 30, 2013.

In October 2008, an insurer for the Company’s inactive Construction Staffing subsidiary filed a lawsuit against the subsidiary alleging default on a premium finance obligation in the amount of approximately $200,000, plus interest and attorney’s fees.  The Company believes that its inactive Construction Staffing subsidiary has a meritorious position in this matter and has not engaged legal counsel to defend this case.  A default judgment was rendered in favor of the plaintiff in January 2011 and the Company has recorded an accrual for the subsidiary’s estimated loss exposure of approximately $100,000 as of September 30, 2013.

The Company, as a lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of September 30, 2013, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

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

In late 2012, we formed a new wholly-owned subsidiary, Deployed Energy, Inc., to enter the domestic Energy Services business, however, we have yet to determine when or if we will commence operations in that subsidiary.  As indicated in the Form 8-K filed on October 2, 2013, we recently underwent a “change of control” at the shareholder level following the unexpected passing of our former Chief Executive Officer and majority shareholder in April 2013 (see Part II, Item 5).

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

Results of Operations

The following discussion reflects the revenues and expenses for the three month and nine month periods ended September 30, 2013 and 2012, as reported in our consolidated financial statements and notes thereto included in Item 1.

Three months ended September 30, 2013 versus three months ended September 30, 2012 — Total revenues, not including interest income, for the three months ended September 30, 2013 were $610,000 compared to $710,000 for the three months ended September 30, 2012.

Revenues from CYMRI’s and Triumph’s oil and gas sales for the three months ended September 30, 2013 were $610,000 compared to $710,000 for the three months ended September 30, 2012.  In the three months ended September 30, 2013, revenues from oil production were $558,000, reflecting volumes of 5,573 barrels at an average price of $100.13 per barrel, while gas revenues were $52,000, reflecting volumes of 15,614 Mcf at an average price of $3.33 per Mcf.  On an overall basis, these amounts reflect a decrease in production volumes, mostly gas, of approximately 20% partially offset by an increase in average oil and gas prices of approximately 7%.  We expect continued volatility in oil and gas commodity prices in the future.

Lease operating expenses (“LOE”), including production taxes, were $281,000 for the three months ended September 30, 2013 versus $390,000 for the three months ended September 30, 2012, representing LOE of CYMRI’s and Triumph’s oil and gas production operations.  This decrease was due to the decline in production volumes as well as changes in the relative timing of certain lease operating expenses.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended September 30, 2013 was $105,000 versus $123,000 for the three months ended September 30, 2012, representing DD&A of CYMRI’s and Triumph’s oil and gas properties.  This decrease was largely due to the decline in production volumes.

Accretion expense on asset abandonment obligations for the three months ended September 30, 2013 was $9,000 versus $9,000 for the three months ended September 30, 2012, essentially equivalent amounts in both periods.

Workover expenses for the three months ended September 30, 2013 were $73,000 versus $126,000 for the three months ended September 30, 2012, representing workovers on CYMRI’s and Triumph’s oil and gas properties.  This decrease was largely experienced in CYMRI’s Kibbe Field and Triumph’s Egan Field.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2013 were $190,000 compared to $217,000 for the three months ended September 30, 2012.  This relatively small decrease was largely due to changes in the relative timing of certain administrative expenses.

Interest income for the three months ended September 30, 2013 was essentially zero versus $31,000 for the three months ended September 30, 2012.  The latter amount largely resulted from interest income accrued on the long-term, interest-bearing notes receivable arising from the sale of Decca in June 2011 (see Note 2).

Interest expense for the three months ended September 30, 2013 was $29,000 versus $42,000 for the three months ended September 30, 2012.  This decrease was due to a decline in outstanding borrowings.

Loss on oil and gas derivatives for the three months ended September 30, 2013 was $1,000 versus $95,000 for the three months ended September 30, 2012.  This fluctuation was due to the change in fair value of CYMRI’s outstanding oil and gas derivative contracts (see Note 4).

Income taxes were a benefit of $26,000 for the three months ended September 30, 2013 compared to $88,000 for the three months ended September 30, 2012.  These amounts reflected consolidated income tax rates of approximately 34% in both periods.

Nine months ended September 30, 2013 versus nine months ended September 30, 2012 — Total revenues, not including interest income, for the nine months ended September 30, 2013 were $2,044,000 compared to $2,170,000 for the nine months ended September 30, 2012.

Revenues from CYMRI’s and Triumph’s oil and gas sales for the nine months ended September 30, 2013 were $2,044,000 compared to $2,170,000 for the nine months ended September 30, 2012.  In the nine months ended September 30, 2013, revenues from oil production were $1,886,000, reflecting volumes of 18,991 barrels at an average price of $99.31 per barrel, while gas revenues were $158,000, reflecting volumes of 47,175 Mcf at an average price of $3.35 per Mcf.  On an overall basis, these amounts reflect a decrease in production volumes, mostly gas, of approximately 12% partially offset by an increase in average oil and gas prices of approximately 7%.  We expect continued volatility in oil and gas commodity prices in the future.

Lease operating expenses (“LOE”), including production taxes, were $1,015,000 for the nine months ended September 30, 2013 versus $1,145,000 for the nine months ended September 30, 2012, representing LOE of CYMRI’s and Triumph’s oil and gas production operations.  This decrease was largely due to the decline in production volumes.

Depreciation, depletion and amortization (“DD&A”) expense for the nine months ended September 30, 2013 was $345,000 versus $368,000 for the nine months ended September 30, 2012, representing DD&A of CYMRI’s and Triumph’s oil and gas properties.  This decrease was mostly due to the decline in production volumes.

Accretion expense on asset abandonment obligations for the nine months ended September 30, 2013 was $28,000 versus $25,000 for the nine months ended September 30, 2012, essentially equivalent amounts in both periods.

Workover expenses for the nine months ended September 30, 2013 were $163,000 versus $598,000 for the nine months ended September 30, 2012, representing workovers on CYMRI’s and Triumph’s oil and gas properties.  This decrease was largely experienced in CYMRI’s Kibbe Field and Triumph’s Egan Field.

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2013 were $743,000 compared to $786,000 for the nine months ended September 30, 2012.  This relatively small decrease was due to the reduction of certain overhead costs.

Interest income for the nine months ended September 30, 2013 was $50,000 versus $98,000 for the nine months ended September 30, 2012.  In both periods, these amounts largely resulted from interest income accrued on the long-term, interest-bearing notes receivable arising from the sale of Decca in June 2011 (see Note 2).

Interest expense for the nine months ended September 30, 2013 was $104,000 versus $123,000 for the nine months ended September 30, 2012.  This decrease was due to a decline in outstanding borrowings.

Loss on expected settlement of notes receivable was $286,000 for the nine months ended September 30, 2013 versus zero for the nine months ended September 30, 2012.  The 2013 amount reflects the expected loss on a preliminary settlement of the outstanding balance of the interest bearing notes issued in the 2011 sale of Decca (see Note 2).

Gain on oil and gas derivatives for the nine months ended September 30, 2013 was essentially zero versus $130,000 for the nine months ended September 30, 2012.  This fluctuation was due to the change in fair value of CYMRI’s outstanding oil and gas derivative contracts (see Note 4).

Income taxes were a benefit of $198,000 for the nine months ended September 30, 2013 compared to $217,000 for the nine months ended September 30, 2012.  These benefit amounts reflected consolidated income tax rates of approximately 34% in both periods.

Liquidity and Capital Resources

Operating activities.  Net cash provided by operating activities for the nine months ended September 30, 2013 was $91,000 compared to net cash used in operating activities for the nine months ended September 30, 2012 of $401,000.  This difference was primarily due to the lower operating loss in the first three quarters of 2013.

Investing activities.  Net cash provided by investing activities was essentially zero for the nine months ended September 30, 2013 compared to net cash provided by investing activities, after deducting capital expenditures, of $701,000 for the nine months ended September 30, 2012.  This fluctuation largely reflected receipt of payments of the notes receivable from the Decca purchaser of $769,000 in the nine months ended September 30, 2012 whereas no such payments were received in the nine months ended September 30, 2013 due to the dispute with the purchaser (see Note 2).

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2013 was $456,000 compared to $531,000 for the nine months ended September 30, 2012.  This relative difference in net financing cash flows was primarily due to the reduction in payments of stockholder advances.

As disclosed in Note 5, a substantial portion of our existing long term debt is in the form of a bank credit facility secured by CYMRI/Triumph’s producing oil and gas properties.  Borrowings under the bank credit agreement are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  Such short term borrowings amounted to $1,986,000 as of September 30, 2013.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of September 30, 2013, there was no unutilized borrowing base and the maturity was scheduled on January 1, 2014.

Notwithstanding this scheduled maturity, the Company has consistently classified such borrowings as a current liability since the extension in December 2011 due to its inability to consistently meet certain financial covenants under the credit agreement.  As of September 30, 2013, the bank credit agreement will mature in less than one year.

Our ongoing capital expenditures are in the Exploration & Production segment, which can be highly capital intensive.  In this business, expenditures for CYMRI/Triumph’s drilling and equipping of oil and gas wells are typically required to maintain or increase existing production levels.

We normally attempt to finance CYMRI/Triumph’s capital expenditure requirements through a combination of cash flow from operations and secured bank borrowings.  We presently have relatively low capital expenditure requirements relating to CYMRI/Triumph’s oil and gas properties as evidenced by a total of only $11,000 being spent in the nine months ended September 30, 2013.  We believe that our capital expenditures for the remainder of 2013 can be financed largely through our traditional sources.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and presently has a working capital deficit in the amount of $2,856,000.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures

As of September 30, 2013, our senior executive officer, who is also our Chief Financial Officer, evaluated the effectiveness of the design and operation of our internal controls over financial reporting which encompasses our disclosure controls and procedures.  Based on this evaluation, our senior executive officer has concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective at the reasonable assurance level.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 8 to Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

Information for this Item is not required as the Registrant is a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

On April 13, 2013, Larry M. Wright, Chief Executive Officer and sole director of the Company passed away unexpectedly.  As a result, the Company’s Chief Financial Officer, D. Hughes Watler, Jr., is currently functioning as the senior executive officer and sole director of the Company with full authority to carry on the business of the Company.  In the circumstances, the Company is providing the signature solely of Mr. Watler at the end of this report and the certifications solely of Mr. Watler in Exhibits 31 and 32 of this report, as indicated below.

ITEM 6.   EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUM HOLDINGS, INC.

November 1, 2013	By:	/s/ D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer