Form 10-K
period 2013-12-31
Caprock Oil, Inc.
filed 2014-03-25
CIK 1277998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

Commission File No. 000-51229

CAPROCK OIL, INC.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  Yes: ☑ No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐      Accelerated filer     ☐       Non-accelerated filer    ☐         Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates of the Registrant (based upon the closing price of such shares as quoted on the OTC Bulletin Board) as of the last business day of the most recently completed second fiscal quarter was approximately $42,600.

The number of shares outstanding of the Registrant's Common Stock as of March 25, 2014 was 51,088,276 shares.

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)
2013 FORM 10-K

PART I

Item 1 and 2. Description of Business and Properties.

Caprock Oil, Inc., formerly, Stratum Holdings, Inc. (“we”, “our” or the “Company”), is an energy holding company headquartered in Houston, Texas, whose operations are presently focused on the Exploration & Production business.  In that business, our wholly-owned subsidiaries, CYMRI, L.L.C. (“CYMRI”) and Triumph Energy, Inc. (“Triumph”), maintain working interests in approximately 45 to 50 producing oil and gas wells in Texas and Louisiana, with net production of approximately 600 MCF equivalent per day.  We seek to increase shareholder value through an approach centered on growth and transaction opportunities, either as an acquirer or a seller, in the energy industry.

Following the unexpected passing of our former Chief Executive Officer and majority shareholder in April 2013, we have undergone two significant corporate level transactions, one of which occurred before December 31, 2013, while the other occurred subsequent to that date.  Those two transactions are summarized below:

●
On September 27, 2013, a private investment company, Pioneer Group, LLC (“Pioneer”), acquired approximately 80% of our outstanding Common Stock from the estate and family members of our former majority shareholder.

●
On March 17, 2014, we completed the acquisition of Cinco NRG, LLC (“Cinco”), a private oil and gas company, which was under common control by Pioneer.  We acquired Cinco through the issuance of a total of 46,942,538 shares of our Common Stock.  As a result of this transaction, the members of Cinco, including Pioneer, now own approximately 95% of our total shares of Common Stock outstanding.  At present, Cinco has a 10% non-operated working interest in a producing field in Texas and a 50% operated working interest in two exploratory prospects in Alabama.  In conjunction with this transaction, we also changed our name to Caprock Oil, Inc.

Through June 3, 2011, we also operated in the Canadian Energy Services business via two wholly-owned subsidiaries, Decca Consulting, Ltd. and Decca Consulting, Inc. (collectively referred to as “Decca”).  On that date, we sold the outstanding capital stock of Decca to a private company for a total sales price of $4.6 million (plus a working capital adjustment), payable in a combination of: (a) Cash; (b) Short-term, non-interest bearing notes; and (c) Long-term, interest bearing notes, payable in 48 monthly installments of principal and interest.  Following a dispute with the purchaser on the payment of the interest bearing notes, we reached a definitive agreement with the purchaser on a settlement of the outstanding balance of such notes in December 2013.

The following sections provide additional background information on our activities in the Exploration & Production business.

Exploration & Production

Our Exploration & Production operations commenced with the acquisition of CYMRI’s predecessor company in May 2006 for a combination of cash, notes payable and Common Stock totaling $12.7 million.  CYMRI was originally formed in July 2001 by shareholders of the predecessor company to acquire long-lived oil and gas reserves.  CYMRI completed several oil and gas property acquisitions in South Texas, primarily known as the Burnell and Kibbe Fields, in 2001-2003.

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

       Oil and Gas Reserves

The following table sets forth summary information with respect to the estimates of CYMRI/Triumph’s proved oil and gas reserves, as of December 31, 2013, prepared by Prator Bett, L.L.C., our independent reservoir engineering firm:

	Oil	Gas	Total	PV10 Value
	(MBbl)	(MMcf)	(MMcfe)	(000's)

Proved developed reserves	396	678	3,055	$10,069
Proved undeveloped reserves	-	-	-	-
Total proved reserves	396	678	3,055	10,069
Discounted future income taxes				(3,303)

Standardized measure of discounted future net cash flows				$6,766

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

In accordance with the guidelines of the SEC, the reservoir engineers’ estimates of future net revenues from our properties and the pre-tax PV 10 Value amounts thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The average beginning of the month prices for the year ended December 31, 2013 used in such estimates were $96.84 per barrel of oil and $3.41 per Mcf of gas.

Productive Oil and Gas Wells and Acreage

As of December 31, 2013, CYMRI and Triumph maintained ownership interests in a total of 33.0 gross (17.2 net) productive wells in the State of Texas and 15.0 gross (2.0 net) productive wells in the State of Louisiana for a grand total of 48.0 gross (19.2 net) productive oil and gas wells.  CYMRI and Triumph did not participate in the drilling of any new oil and gas wells in the three years ended December 31, 2013.

As of December 31, 2013, CYMRI and Triumph had ownership interests in approximately 3,000 net productive acres in the States of Texas and Louisiana.  CYMRI and Triumph had no significant interests in any undeveloped acreage.

Production Prices and Costs

The average per barrel oil price received for CYMRI/Triumph’s net oil production in the years ended December 31, 2013, 2012 and 2011 were $96.80, $97.42 and $95.63, respectively.  The average per Mcf gas price received for CYMRI/Triumph’s net gas production in the years ended December 31, 2013, 2012 and 2011 were $3.26, $2.75 and $4.42, respectively.  In the same periods, CYMRI/Triumph’s net production costs averaged $6.22, $6.45 and $6.58, respectively, per Mcf equivalent.

CYMRI/ Triumph’s oil and gas production is sold to various purchasers in the States of Texas and Louisiana at spot or market sensitive prices under short-term contracts.  CYMRI/ Triumph had no delivery commitments in the three years ended December 31, 2013.

Recent Acquisition

Effective March 17, 2014, the Company completed the acquisition of Cinco, a private oil and gas company, which was under common control by Pioneer.  The Company acquired Cinco through the issuance of a total of 46,942,538 shares of our Common Stock.  As a result of this transaction, the members of Cinco, including Pioneer, now own approximately 95% of our total shares of Common Stock outstanding.  Cinco was formed in April 2013 to acquire working interests in specific oil and gas properties in the States of Texas and Alabama.  At present, Cinco has a 10% non-operated working interest in a currently producing field in Texas and a 50% operated working interest in two exploratory prospects in Alabama.  Cinco is now a wholly-owned subsidiary of the Company and is proposing to drill a well on the first Alabama exploratory prospect in the first half of 2014.

Competition

Competition in the Exploration & Production business is extremely intense.  Competitors include major oil and gas companies, large and small independent producers, and individual producers and operators.  Many competitors have financial resources substantially greater than ours, and staffs and facilities substantially larger than ours.  In the Exploration & Production business, our success in operating our existing oil and gas properties as well as in acquiring and developing additional properties will depend on our ability to operate in this highly competitive environment.

Employees

As of December 31, 2013, the Company had a total of three permanent employees at its corporate headquarters located in Houston, Texas.  All of these individuals are co-employed by CYMRI, L.L.C. and Insperity, Inc., a professional employer organization.  Our field operations and certain administrative functions are performed substantially by independent contractors in Texas and Louisiana.

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

Available Information

Our website address is www.caprockoil.com, however, the website information is not part of this report. We file annual, quarterly, and special reports, proxy statements, and other information periodically with the SEC.  Such reports, proxy statements and other information filed with the SEC may be accessed electronically by means of the SEC's website at www.sec.gov.  This material may also be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549.

Item 3. Legal Proceedings.

See Note 8 to our Consolidated Financial Statements.

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

In December 2009, we completed a 1-for-10 reverse stock split of our Common Stock, pursuant to a plan approved by our Board of Directors.  Accordingly, all Common Stock share and per share amounts in this annual report have been retroactively adjusted to reflect the reverse stock split.  As of March 25, 2014, we had a total of 51,088,276 shares of our Common Stock outstanding and the number of holders of record of our Common Stock at that date was approximately 90.  The following table sets forth the high and low bid prices of our Common Stock for each quarter during the calendar years 2012 and 2013:

	Bid Price
	High	Low
2012
First Quarter	$0.30	$0.16
Second Quarter	$0.45	$0.12
Third Quarter	$0.13	$0.13
Fourth Quarter	$0.20	$0.08
2013
First Quarter	$0.10	$0.08
Second Quarter	$0.13	$0.08
Third Quarter	$0.08	$0.08
Fourth Quarter	$0.51	$0.08

We have never declared nor paid any cash dividends on our Common Stock and do not anticipate declaring any dividends in the foreseeable future.  We expect to retain our cash for the operation and maintenance of our business.  In addition, our senior bank credit facility contains restrictions on the payment of dividends to the holders of our Common Stock.  We have made no repurchases of our Common Stock for the year ended December 31, 2013.

The Company has an equity-based compensation plan which was approved by the stockholders in October 2005 and amended in October 2006.  Under the plan, as amended, a maximum of 240,000 shares may be awarded to directors and employees via the issuance of equity-based derivatives in the form of stock options, restricted stock or stock appreciation rights.

As of December 31, 2013, the Company had no such equity-based derivatives outstanding under the stockholder approved plan referenced above.  As of December 31, 2013, the Company had no other equity-based derivatives, in the form of stock warrants, which were issued and outstanding outside of the stockholder approved plan.

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

Overview

We are an energy holding company whose operations are primarily focused on the Exploration & Production business.  In that business, our wholly-owned subsidiaries, CYMRI and Triumph, maintain working interests in approximately 45 to 50 producing oil and gas wells in Texas and Louisiana, with net production of approximately 600 MCF equivalent per day. We seek to increase shareholder value through an approach centered on growth and transaction opportunities, either as an acquirer or a seller, in the energy industry.

As indicated in the Form 8-K filed on October 2, 2013, we underwent a “change of control” at the shareholder level following the unexpected passing of our former Chief Executive Officer and majority shareholder in April 2013 (see Part II, Item 9B).  Since the change of control transaction, we have been seeking new growth opportunities for the Company.

Through June 3, 2011, we also operated in the Canadian Energy Services business via two wholly-owned subsidiaries, Decca Consulting, Ltd. and Decca Consulting, Inc. (collectively referred to as “Decca”).  On that date, we sold the outstanding capital stock of Decca to a private company for a total sales price of $4.6 million (plus a working capital adjustment), payable in a combination of: (a) Cash; (b) Short-term, non-interest bearing notes; and (c) Long-term, interest bearing notes, payable in 48 monthly installments.  Following a dispute with the purchaser on the payment of the interest bearing notes, we reached a definitive agreement with the purchaser on a settlement of the outstanding balance of such notes in December 2013 (see Note 2).

Results of Operations

The following discussion reflects the revenues and expenses for the years ended December 31, 2013 and 2012, as reported in our consolidated financial statements and notes thereto included in Item 8.

Year ended December 31, 2013 versus year ended December 31, 2012 — Total revenues, not including interest income, were $2,623,000 for the year ended December 31, 2013 compared to $2,840,000 for the year ended December 31, 2012.

Revenues from CYMRI’s and Triumph’s oil and gas sales for the year ended December 31, 2013 were $2,623,000 compared to $2,840,000 for the year ended December 31, 2012.  In the year ended December 31, 2013, revenues from oil production were $2,414,000, reflecting volumes of 24,940 barrels at an average price of $96.80 per barrel, while gas revenues were $209,000, reflecting volumes of 64,285 Mcf at an average price of $3.26 per Mcf.  On an overall basis, these amounts reflect a decrease in production volumes of approximately 11% partially offset by an increase in average oil and gas prices of approximately 4%.  We expect continued volatility in oil and gas commodity prices in future years.

Lease operating expenses (“LOE”), including production taxes, were $1,331,000 for the year ended December 31, 2013 versus $1,550,000 for the year ended December 31, 2012, representing LOE of CYMRI’s and Triumph’s oil and gas properties.  This decrease was largely due to the decline in production volumes.

Depreciation, depletion and amortization (“DD&A”) expense for the year ended December 31, 2013 was $414,000 versus $491,000 for the year ended December 31, 2012, representing DD&A of CYMRI’s and Triumph’s oil and gas properties.  This decrease was mostly due to the decline in production volumes.

Accretion expense on asset abandonment obligations for the year ended December 31, 2013 was $37,000 versus $34,000 for the year ended December 31, 2012, essentially equivalent amounts in both periods.

Workover expenses for the year ended December 31, 2013 were $293,000 versus $779,000 for the year ended December 31, 2012, representing workovers on CYMRI’s South Texas oil and gas properties. This decrease was largely experienced in CYMRI’s Kibbe Field and Triumph’s Egan Field.

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2013 were $883,000 compared to $1,019,000 for the year ended December 31, 2012.  This decrease was due to the reduction of certain overhead costs following the unexpected passing of our former Chief Executive Officer in April 2013.

Interest income for the year ended December 31, 2013 was $50,000 versus $126,000 for the year ended December 31, 2012.  Such amounts in both years largely resulted from interest income accrued on the long-term, interest-bearing notes receivable arising from the 2011 sale of Decca (see Note 2).

Interest expense for the year ended December 31, 2013 was $131,000 versus $163,000 for the year ended December 31, 2012.  This decrease was mostly due to a decline in outstanding borrowings.

Loss on settlement of notes receivable was $286,000 for the year ended December 31, 2013 versus $250,000 for the year ended December 31, 2012.  Such amounts reflect losses related to collection of the outstanding balance of the long-term, interest-bearing notes issued in the 2011 sale of Decca, for which a definitive settlement was reached in December 2013 (see Note 2).

Gain on oil and gas derivatives for the year ended December 31, 2013 was $5,000 versus $151,000 for the year ended December 31, 2012.  This fluctuation was due to the change in fair value of CYMRI’s outstanding oil and gas derivative contracts (see Note 4).

Income taxes were a provision of $792,000 for the year ended December 31, 2013 compared to a benefit of $398,000 for the year ended December 31, 2012.  These annual amounts reflected consolidated income tax rates of (114%) and 34%, respectively.  As further described in Note 6, we recognized an adjustment in the year ended December 31, 2013 to substantially reduce the carrying value of the deferred tax asset associated with our tax operating loss carryforwards as a result of a “change of control” transaction occurring in September 2013.  Due to this adjustment, we reported a tax provision in the year ended December 31, 2013 in the amount of $792,000, notwithstanding the fact that we reported a pre-tax net loss for that period.

Liquidity and Capital Resources

Operating activities.  Net cash provided by operating activities for the year ended December 31, 2013 was $91,000 compared to net cash used in operating activities for the year ended December 31, 2012 of $241,000.  This comparative difference was primarily due to the decrease in cash operating loss in the year ended December 31, 2013.

Investing activities.  Net cash provided by investing activities, after deducting capital expenditures, was $950,000 for the year ended December 31, 2013 compared to $711,000 for the year ended December 31, 2012.  This fluctuation largely resulted from the receipt of payments of the notes receivable from the Decca purchaser in the amount of $950,000 in the year ended December 31, 2013 versus $819,000 in the year ended December 31, 2012 (see Note 2).

Financing activities. Net cash used in financing activities for the year ended December 31, 2013 was $678,000 compared to $715,000 for the year ended December 31, 2012.  This relative difference in net financing cash flows was primarily due to the reduction in payments of stockholder advances.

As disclosed in Note 5, a substantial portion of our existing long term debt is in the form of a bank credit facility secured by CYMRI/Triumph’s producing oil and gas properties.  Borrowings under the bank credit agreement are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  Such short term borrowings amounted to $1,836,000 as of December 31, 2013 and did not fluctuate significantly in the year then ended.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  Effective January 1, 2014, the bank credit agreement was amended to redefine the declining borrowing base and retain all other significant terms while extending the maturity for 12 months to January 1, 2015.  As the extended debt amount is essentially due within one year after December 31, 2013, the outstanding borrowings are classified as a current liability as of December 31, 2013.

We also have other debt amounts outstanding as more fully described in Note 5 and reflected in the table below (however, we have no off Balance Sheet arrangements).  The following table sets forth the contractual obligations under our long-term debt and operating lease agreements as of December 31, 2013 (in thousands):

	Payments Due By Period
	Total	2014	2015-2016	2017-2018	After 2018

Long-term debt	$1,875	$1,875	$-	$-	$-
Interest on long-term debt	103	103	-	-	-
Operating leases for office space	229	67	121	41	-

Total	$2,207	$2,045	$121	$41	$-

Our ongoing capital expenditures are in the domestic Exploration & Production business, which can be highly capital intensive.  In this business, expenditures for CYMRI/Triumph’s drilling and equipping of oil and gas wells are typically required to maintain or increase existing production levels.  We normally attempt to finance CYMRI/Triumph’s capital expenditure requirements through a combination of cash flow from operations and secured bank borrowings.  We presently have relatively low capital expenditure requirements relating to CYMRI/Triumph’s oil and gas properties as evidenced by a total of only $11,000 being spent in the year ended December 31, 2013.  We believe that capital expenditures for our existing properties in the foreseeable future can be financed largely through our traditional sources.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and presently has a working capital deficit in the amount of $2,697,000.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

In December 2013, we reached a definitive settlement of our dispute with the Decca purchaser regarding the outstanding balance of the long-term notes receivable, as more fully described in Note 2, thus improving our financial condition on a short term basis but not eliminating the “going concern” doubt.  On a longer term basis, we believe that our continued viability will be enhanced to the extent that we are able to successfully pursue a plan of growing the Company through acquisitions of oil and gas properties on favorable terms.

Critical Accounting Policies and Estimates

Our current business operations are in the Exploration & Production business.  Shown below are the critical accounting policies pertaining to that industry.

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

Item 8. Financial Statements and Supplementary Data.

The required financial statements are included in this report as set forth in the “Index to Consolidated Financial Statements” on page 18.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports that it files under the Securities Exchange Act of 1934 (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, to allow for timely decisions regarding required disclosures.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision of our senior executive officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our senior executive officer has concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were not effective because of a lack of segregation of duties, as described in Item 9A.(b) below, which we view as an integral part of our disclosure controls and procedures.

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

Management has performed an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2013.  In making this assessment, management elected to use the criteria set forth in Internal Control – Integrated Framework (1992) created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as the chosen internal control framework.  Based on our assessment using those criteria, management concluded that our internal controls over financial reporting were not effective at the reasonable assurance level, primarily due to a lack of segregation of duties in financial reporting. To the extent practical in light of its current financial condition, the Company will consider expanding financial reporting resources in the future.

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

 (c) Changes in Internal Controls over Financial Reporting

In the quarter ended December 31, 2013, the Company entered into an outsourcing arrangement with another company that has resulted in the Company’s long term accountant (who is not an officer of the Company) becoming an employee of the outsourcing company.  Subsequent to this outsourcing arrangement, the accountant continues to perform essentially the same duties for the Company.  Except for this outsourcing arrangement, there was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

On April 13, 2013, Larry M. Wright, Chief Executive Officer and sole director of the Company passed away unexpectedly.  As a result, the Company’s Chief Financial Officer, D. Hughes Watler, Jr., is currently functioning as the senior executive officer and a director of the Company with full authority to carry on the business of the Company.  In the circumstances, the Company is providing the signature solely of Mr. Watler at the end of this report and the certifications solely of Mr. Watler in Exhibits 31 and 32 of this report.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.

Directors and Executive Officers

The following table sets forth our Directors and Executive Officers, their ages and positions held with us as of March 25, 2014:

Name	Age	Position
D. Hughes Watler, Jr.	65	Director, Chief Financial Officer and senior executive officer
Robert G. Wonish	60	Director
Christopher T. George	42	Director

D. Hughes Watler, Jr. has served as our Chief Financial Officer since February 2007 and has also been functioning as senior executive officer since April 2013.  He previously served as Senior Vice President & Chief Financial Officer of Goodrich Petroleum Corporation (NYSE: GDP) from March 2003 to May 2006 and as a financial officer of several other public and private energy companies.  He was formerly an audit partner with Price Waterhouse LLP.

Robert G. Wonish was named as a director on March 17, 2014.  Mr. Wonish has served as the President of a privately-owned oil and gas company in Houston, since 2009.  He has nearly 40 years of experience as an engineer in the oil and gas industry.  He previously served the Company as an executive officer and member of the Board of Directors from May 2006 to March 2008.  Mr. Wonish was also a member of the Board of Directors of Enerjex Resources, Inc. (OTC: ENRJ) from May 2007 to April 2010.

Christopher T. George was named as a director on March 17, 2014.  Mr. George is currently Director, Oilfield Services Group, with PLS, Inc., a privately owned energy transaction advisory firm, based in Houston.  Prior to his present position, Mr. George was Senior Advisor – Corporate Development of Southwestern Energy, Inc. (NYSE: SWN), from October 2008 to March 2013.  Previously, he served as a financial analyst covering the energy industry with Capital One Southcoast from March 2004 to July 2007.

Corporate Governance

The Company has not had an independent Audit Committee or an independent Compensation Committee since the resignation of several former Board members on May 27, 2008.

The Board and management strive to perform and fulfill their respective duties and obligations in a responsible and ethical manner. The Company has not formally adopted a code of ethics, however, it will consider the adoption of a code of ethics at a future date as growth and other circumstances should dictate.  At the present time, we are a small company and our management is in close contact with the daily activities of all employees.  Accordingly, we do not believe that it would represent a cost effective use of our limited financial resources to incur the legal fees and other expenses that would be required to implement a formal code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, our directors, our executive officers, and any persons holding more than 10% of our Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during the year fiscal ended December 31, 2013.  The Company is not aware of any such persons who have not filed timely reports required by Section 16(a) of the Exchange Act for the year ended December 31, 2013.

Item 11. Executive Compensation

The following table summarizes certain information with respect to the compensation earned by the Company’s executive officers for services rendered in all capacities during the years indicated.

Summary Compensation Table

	Fiscal	Annual Compensation			Stock	Option	Nonequity Incentive	Nonqual. Deferred	All Other		Total
Name & Principal Position	Year	Salary		Bonus	Awards	Awards	Comp.	Comp.	Comp.		Comp.

Larry M. Wright	2013	$62,574	(1)	$-	$-	$-	$-	$-	$2,503	(2)	$65,077
Chairman & CEO	2012	$252,000		$20,000	$-	$-	$-	$-	$4,050	(2)	$276,050

D. Hughes Watler, Jr.	2013	$93,750		$-	$-	$-	$-	$-	$2,813	(2)	$96,563
Chief Financial Officer	2012	$90,000		$-	$-	$-	$-	$-	$2,700	(2)	$92,700

_______________________

(1)	Represents Mr. Wright’s 2013 compensation up until the time of his death in April 2013. Since that time, Mr. Watler has been functioning as the senior executive officer of the Company.
(2)	Represents the Company’s annual matching contribution to a company sponsored 401(k) Plan on behalf of each officer.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table sets forth all outstanding stock and option awards held by our named executive officers as of December 31, 2013.

Stock and Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
D. Hughes Watler, Jr.	-0-	-0-	-0-	N/A

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as to the shares of Common Stock beneficially owned as of March 25, 2014 by (i) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (ii) each Director; (iii) each Executive Officer; and (iv) all of our Directors and Executive Officers as a group.  Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of Common Stock shown as beneficially owned by them.

	Beneficial Ownership
	Amount	Percent
Directors and Executive Officers
D. Hughes Watler, Jr. (1)	1,252,000	2.5
Robert G. Wonish (2)	2,700,000	5.3
Christopher T. George (3)	-0-	-0-
Directors and Executive Officers as a Group (4)	3,952,000	7.8

Other 5% Beneficial Owners
Pioneer Group, LLC (5)	35,773,140	70.0
________________
*	Less than 1%

(1)	Includes the following securities: (a) 1,252,000 shares of Common Stock held by Mr. Watler on his own behalf; and (b) no currently vested options or warrants to purchase shares of Common Stock.

(2)	Includes the following securities: (a) 2,700,000 shares of Common Stock held by Mr. Wonish on his own behalf; and (b) no currently vested options or warrants to purchase shares of Common Stock.

(3)	Includes the following securities: (a) No shares of Common Stock held by Mr. George on his own behalf; and (b) no currently vested options or warrants to purchase shares of Common Stock.

(4)
Includes the following securities: (a) 3,952,000 shares of Common Stock held by Directors and Officers on their own behalf; and (b) no currently vested options or warrants held by Directors and Officers to purchase shares of Common Stock.

(5)
Includes the following securities: (a) 35,773,140 shares of Common Stock held by Pioneer Group, LLC on its own behalf; and (b) no currently vested options or warrants to purchase shares of Common Stock.  The address of Pioneer Group, LLC is 201 S. Phillips Avenue, Suite 200, Sioux Falls, SD 57104.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In the year ended December 31, 2013, the Company repaid stockholder notes and advances from a company owned by Larry M. Wright in the net amount of $14,714.  As of December 31, 2013, the outstanding balance of such advances owed to the company owned by Mr. Wright was zero.

Through July 30, 2013, the Company had granted a second lien on its oil and gas properties to a former stockholder in the amount of approximately $1,300,000.  The second lien was released on July 30, 2013.

Our recently appointed directors, Robert G. Wonish and Christopher T. George, are considered to be “independent” directors as that term is defined by The Nasdaq Stock Market.

Item 14:  Principal Accounting Fees and Services.

MaloneBailey LLP has served as our independent registered public accounting firm since the year ended December 31, 2008.  The following table presents fees for professional audit services rendered by MaloneBailey LLP for the years ended December 31, 2013 and 2012 in their audits of our annual financial statements.

	2013	2012
Audit Fees	$72,500	$64,500
Audit-related Fees	22,500	-
Tax Fees	-	-
Other Fees	-	-
	$95,000	$64,500

Audit-related fees in the year ended December 31, 2013 pertain to the audit of the financial statements of Cinco NRG, LLC, which the Company acquired in March 17, 2014 (see Note 11).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following Exhibits are required to be filed pursuant to Item 601 of Regulation S-K:

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation of Tradestar Services, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed July 30, 2004)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed July 30, 2004)
3.3	Certificate of Amendment to Articles of Incorporation of Tradestar Services, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report for the year ended December 31, 2005)
3.4	Certificate of Amendment to Articles of Incorporation of Tradestar Services, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed March 8,2007)
3.5	Certificate of Amendment to Articles of Incorporation of Stratum Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on March 17, 2014).
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

10.8	Stock Purchase Agreement dated as of June 3, 2011, by and among Stratum Holdings, Inc., SB Group Holdings, Inc. and 1607920 Alberta Ltd. (e)
10.9	Canadian Receivables Note dated as of June 3, 2011, issued by 1607920 Alberta Ltd. in favor of Stratum Holdings, Inc. in the principal amount of $1,710,000. (e)
10.10	American Receivables Note dated as of June 3, 2011, issued by SB Group Holdings, Inc. in favor of Stratum Holdings, Inc. in the principal amount of $690,000. (e)
10.11	Canadian Note dated as of June 3, 2011, issued by 1607920 Alberta Ltd. in favor of Stratum Holdings, Inc. in the principal amount of $1,318,125. (e)
10.12	American Note dated as of June 3, 2011, issued by SB Group Holdings, Inc. in favor of Stratum Holdings, Inc. in the principal amount of $531,875. (e)
10.13	Canadian Pledge and Security Agreement dated as of June 3, 2011, by and among SB Group Holdings, Inc. and Stratum Holdings, Inc. (e)
10.14	American Pledge and Security Agreement dated as of June 3, 2011, by and among SB Group Holdings, Inc. and Stratum Holdings, Inc. (e)
10.15	Share Exchange Agreement by and among Stratum Holdings, Inc., Cinco NRG, LLC and the members of Cinco NRG, LLC, dated as of January 17, 2014 (Incorporated by reference from Exhibit 2.1 of the Company's Current Report on Form 8-K filed on January 24, 2014).
21.1	Subsidiaries of the Registrant CYMRI, L.L.C. (Nevada) Triumph Energy, Inc. (Louisiana) Deployed Energy, Inc. (Nevada) Stratum Construction Services, Inc. (New Mexico) Cinco NRG, LLC (Wyoming)

31.1	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
XBRL Instance Document (f)
XBRL Taxonomy Extension Schema Document (f)
XBRL Taxonomy Extension Calculation Linkbase Document (f)
XBRL Taxonomy Extension Label Linkbase Document (f)
XBRL Taxonomy Extension Presentation Linkbase Document (f)
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
(b)           Incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 11, 2009.
(c)           Incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed April 15, 2010.
(d)           Incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 11, 2010.
(e)           Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed June 10, 2011.
(f)           Submitted electronically herewith.

*    Filed or furnished herewith.

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Caprock Oil, Inc.
(formerly, Stratum Holdings, Inc.)
Houston, Texas

We have audited the accompanying consolidated balance sheets of Caprock Oil, Inc. (formerly, Stratum Holdings, Inc.) and its subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caprock Oil, Inc. (formerly, Stratum Holdings, Inc.) and its subsidiaries at December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/S/  MaloneBailey LLP
Houston, Texas
March 25, 2014

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)
Consolidated Balance Sheets

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$875,540	$512,835
Accounts receivable (less allowance for doubtful accounts of
$228,574 at December 31, 2013 and 2012)	286,893	333,601
Prepaid expenses and other	54,252	77,315
Notes receivable from sale of subsidiary	-	778,596
Total current assets	1,216,685	1,702,347

Property and equipment:
Oil and gas properties, evaluated (full cost method)	14,939,989	14,928,690
Other property and equipment	40,978	187,568
Total property and equipment	14,980,967	15,116,258
Less: Accumulated depreciation, depletion and amortization	(9,934,526)	(9,597,881)
Net property and equipment	5,046,441	5,518,377

Other assets:
Notes receivable from sale of subsidiary (less allowance for
uncollectible amount of $250,000 at December 31, 2012)	-	632,306
Other noncurrent assets	5,238	5,238
Total other assets	5,238	637,544

Total assets	$6,268,364	$7,858,268

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt - stockholders	$-	$14,714
Current portion of long-term debt - third parties	1,875,032	2,558,790
Accounts payable	549,896	723,513
Accrued liabilities	1,488,981	1,613,474
Fair value of oil and gas derivatives	-	4,900
Total current liabilities	3,913,909	4,915,391

Long-term debt, net of current portion	-	194,324
Deferred income taxes	1,300,500	508,800
Asset retirement obligations	435,840	398,710
Total liabilities	5,650,249	6,017,225

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized,
None issued	-	-
Common stock, $.01 par value per share, 200,000,000 shares authorized,
2,655,738 shares issued and outstanding	26,557	26,557
Additional paid in capital	13,160,302	12,894,490
Accumulated deficit	(12,568,744)	(11,080,004)
Total stockholders’ equity	618,115	1,841,043

Total liabilities and stockholders’ equity	$6,268,364	$7,858,268

See Accompanying Notes to Consolidated Financial Statements.

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)
Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012
Revenues:
Oil and gas sales	$2,623,071	$2,839,579
Total revenues	2,623,071	2,839,579

Operating expenses:
Lease operating expense	1,330,848	1,549,693
Depreciation, depletion and amortization	413,887	490,629
Accretion expense	37,130	33,970
Workover expense	292,876	779,269
Selling, general and administrative	883,455	1,018,747
Total operating expenses	2,958,196	3,872,308

Operating loss	(335,125)	(1,032,729)

Other income (expense):
Interest income	50,129	126,105
Interest expense	(130,709)	(163,161)
Loss on settlement of notes receivable	(286,235)	(250,000)
Gain on oil and gas derivatives	4,900	150,540

Loss before income taxes	(697,040)	(1,169,245)
(Provision) benefit for income taxes	(791,700)	398,200
Net loss	$(1,488,740)	$(771,045)

Net loss per share, basic and diluted	$(0.56)	$(0.29)

Weighted average shares outstanding, basic and diluted	2,655,738	2,655,738

See Accompanying Notes to Consolidated Financial Statements.

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2013 and 2012

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2012	2,655,738	$26,557	$12,894,490	$(10,308,959)	$2,612,088

Net Loss	-	-	-	(771,045)	(771,045)

Balance at December 31, 2012	2,655,738	26,557	12,894,490	(11,080,004)	1,841,043

Related Party Interest Forgiveness	-	-	265,812	-	265,812

Net Loss	-	-	-	(1,488,740)	(1,488,740)

Balance at December 31, 2013	2,655,738	$26,557	$13,160,302	$(12,568,744)	$618,115

See Accompanying Notes to Consolidated Financial Statements.

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,488,740)	$(771,045)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Depreciation, depletion and amortization	413,887	490,629
Provision (benefit) for income taxes	791,700	(398,200)
Loss on settlement of notes receivable	286,235	250,000
Unrealized gain on oil and gas derivatives	(4,900)	(150,540)
Accretion expense	37,130	33,970
Changes in current assets and liabilities	52,812	309,170
Other changes, net	2,516	(5,238)
Net cash flows from operating activities	90,640	(241,254)

Cash flows from investing activities:
Collection of notes receivable from sale of subsidiary	950,000	819,172
Purchase of property and equipment	(11,299)	(108,548)
Sale of property and equipment	11,657	-
Net cash flows from investing activities	950,358	710,624

Cash flows from financing activities:
Payments of long term debt	(663,579)	(479,699)
Proceeds from long term debt	-	69,510
Net payments of stockholder advances	(14,714)	(305,286)
Net cash flows from financing activities	(678,293)	(715,475)

Net increase (decrease) in cash and cash equivalents	362,705	(246,105)
Cash and cash equivalents at beginning of period	512,835	758,940

Cash and cash equivalents at end of period	$875,540	$512,835

Supplemental cash flow data:
Cash paid for interest	$119,933	$156,676

Supplemental non-cash financing/investing activity:
Forgiveness of related party interest expense	265,812
Notes payable assumed in settlement agreement	216,305	-
Notes payable assumed for sale of property and equipment	57,690	-
Notes payable issued for insurance financing	51,096	-
Notes payable issued for purchase of property and equipment	-	29,334

See Accompanying Notes to Consolidated Financial Statements.

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(1)      Business and Summary of Significant Accounting Policies

Description of Business – Caprock Oil, Inc. (“we”, “our” or the "Company") is a Nevada corporation, whose operations are presently focused on the Exploration & Production business. In that business, our wholly-owned subsidiaries, CYMRI, L.L.C. (“CYMRI”) and Triumph Energy, Inc. (“Triumph”), maintain working interests in various producing oil and gas properties in Texas and Louisiana.

The Company underwent a “change of control” at the shareholder level in September 2013.  As a result of that transaction, the U.S. tax operating loss carryforwards that the Company previously reported became subject to certain annual limitations on their availability to offset future taxable income (see Note 6).

Principles of Consolidation – The consolidated financial statements include the accounts of Caprock Oil, Inc. and its wholly-owned subsidiaries, CYMRI and Triumph.  All significant intercompany amounts are eliminated in consolidation.  Certain reclassifications have been made to the prior year statements to conform to the current year presentation.

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

We follow ASC 740, “Income Taxes.”  ASC 740 creates a single model to address accounting for the uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements.  We apply significant judgment in evaluating our tax positions and estimating our provision for income taxes.  The actual outcome of these future tax consequences could differ significantly from these estimates, which could impact our financial position, results of operations and cash flows.  The evaluation of a tax position in accordance with ASC 740 is a two-step process.  The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes.  The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of  benefit/expense to recognize in the financial statements.  The tax position is measured at the largest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.  No liability for unrecognized tax benefits was recorded as of December 31, 2013 or 2012.

Net Income (Loss) Per Share – Basic income (loss) per common share is computed by dividing the net income or loss by the weighted average number of shares of Common Stock outstanding during the period.  Diluted income per common share is computed by considering dilutive common share equivalents under the Treasury Stock method.  For the years ended December 31, 2013 and 2012, the basic and diluted average outstanding shares are the same because inclusion of common share equivalents would be anti-dilutive.

Use of Estimates – Management has made a number of estimates and assumptions in preparing these financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements – In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This update provides guidance on when an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  This update is effective for fiscal years beginning after December 15, 2013.  The adoption of this update, effective January 1, 2014, is not expected to have a material impact on the Company’s financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update addresses the reporting of certain reclassifications out of accumulated other comprehensive income on the respective line items in the income statement, depending on whether such amounts are required to be reclassified in their entirety to net income.  The adoption of ASU 2013-02, effective January 1, 2013, has not had a material impact on the Company’s financial statements.

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

In 2013 and early 2014, the FASB issued several additional Accounting Standards Updates which do not have applicability to the Company.

(2)      Sale of Canadian Energy Services Business

On June 3, 2011, the Company entered into a Stock Purchase Agreement (“SPA”) with a private company to sell the capital stock of its Canadian Energy Services subsidiaries, Decca Consulting, Ltd. and Decca Consulting, Inc. (collectively referred to as “Decca”), for a total sales price of $4,600,000 (plus a working capital adjustment).  The sales price consisted of the following components: (a) Cash amount of $350,000 paid at closing; (b) Non-interest bearing notes (the “Receivables Notes”) issued by the purchaser in the amount of $2,776,274 (including the working capital adjustment of $376,274), payable out of the post-closing collection of Decca’s accounts receivable; and (c) Interest bearing notes (the “Installment Notes”) issued by the purchaser in the amount of $1,850,000, payable in 48 monthly installments of principal and interest, at 8% per annum, commencing on October 1, 2011. The Company recognized a pre-tax gain from this sale in the year ended December 31, 2011 in the amount of $2,695,100.

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

In February 2013, the dispute between the parties regarding the Installment Notes was referred to binding arbitration as permitted under the SPA.  In June 2013, the Company and the purchaser reached a preliminary agreement to settle the outstanding balance of the Installment Notes effectively terminating the arbitration proceedings.  The terms of the settlement agreement provided for the purchaser to make a one-time cash payment to the Company and to assume all of the Company’s remaining obligations, including any continent liabilities, related to its prior ownership of Decca.  The Company’s acceptance of the preliminary settlement on the Installment Notes resulted in a total pre-tax net loss in the amount of $536,235.  The Company had previously recognized an estimated loss provision in the fourth quarter of 2012 in the amount of $250,000, therefore, an additional loss provision was recognized in the second quarter of 2013 in the amount of $286,235.  The definitive settlement was closed and funded with the purchaser in December 2013.  In this closing, the Company did not receive the full amount of cash originally anticipated from the purchaser in the preliminary settlement, however, such cash shortfall was contractually reimbursed in a payment to the Company from an escrow account arising from the “change of control” transaction in September 2013 (see Note 1), therefore, there was no adjustment made to the previously booked loss provision.

(3)      Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and has a substantial working capital deficit as of December 31, 2013.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

(4)     Commodity Derivatives

Through December 31, 2013, the Company had a commodity derivative contract with a major energy company covering a portion of a subsidiary’s domestic oil production.  This contract consisted of a two year “costless collar,” with floor and ceiling prices of $80.00 and $108.00 per barrel, and expired on December 31, 2013. For the periods of any open derivative contracts, the Company applies “mark to market” accounting in accordance with ASC 815-20, “Accounting for Derivative Instruments and Hedging Activities,” and accounts for such contracts as non-hedging transactions, as defined in ASC 815-20.  Accordingly, we reflect changes in fair value of open derivative contracts in current period earnings, based on “Level 3” inputs.  In the years ended December 31, 2013 and 2012, we reported unrealized derivative gains of $4,900 and $150,540, respectively, due to fair value changes (see Note 9).  In the years ended December 31, 2013 and 2012, we reported no realized derivative gains or losses.

(5)     Long-Term Debt

As of December 31, 2013 and 2012, the Company had the following long-term debt obligations:

	December 31,
	2013	2012
$25,000,000 line of credit with a bank, maturing on January 1, 2015, interest at 1.0% above prime (but not less than 5.5%) payable monthly, secured by first lien on CYMRI, LLC’s oil and gas properties, with a declining borrowing base of $1,836,000 as of December 31, 2013	$1,836,000	$2,436,000

Notes payable to 2 individuals, incurred in acquisition of Decca Consulting, Ltd., paid and restructured into newly issued notes payable in 48 monthly installments of principal and interest (at 8% per annum) commencing October 1, 2011, in conjunction with sale of Decca (see Note 2)	-	216,305

Advances from stockholders, bearing interest at 10%, unsecured (extended since March 2010)	-	14,714

Other short term notes for automobile and insurance financing, interest rates at 6% to 8%	39,032	100,809

	1,875,032	2,767,828
Current portion of long term debt - stockholders	-	(14,714)
Current portion of long term debt - third parties	(1,875,032)	(2,558,790)

Long term debt, net of current portions	$-	$194,324

Future maturities of long-term debt as of December 31, 2013 are as follows:

Year ending December 31, 2014	$1,875,032
Year ending December 31, 2015	-
Year ending December 31, 2016	-
Year ending December 31, 2017	-
Year ending December 31, 2018	-

$1,875,032

Borrowings under the bank credit agreement secured by the oil and gas properties owned by CYMRI, LLC (“CYMRI”), a subsidiary in the Exploration & Production business, are subject to a borrowing base, which is periodically redetermined based on oil and gas reserves.  The bank credit agreement generally does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of December 31, 2013, there was no unutilized borrowing base under the bank credit agreement.

Effective January 1, 2014, the bank credit agreement was amended to redefine the borrowing base as declining by $50,000 per month while substantially retaining all other significant terms and extending the maturity for 12 months to January 1, 2015.  As the extended debt amount is essentially due within one year after December 31, 2013, the outstanding borrowings are classified as a current liability as of December 31, 2013.

(6)           Income Taxes

The Company provided the following amounts of current and deferred income tax provision (benefit) for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012
Current income taxes	$-	$-
Deferred income taxes	791,700	(398,200)
Total income tax provision (benefit)	$791,700	$(398,200)

The following table shows components of income tax provision (benefit) in comparison to the U.S. statutory tax rate of 34% for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012

Tax benefit at U.S. statutory rate	$(236,994)	$(397,543)
Non-deductible items	1,792	(657)
Operating loss carryforward adjustment	936,502	-
Gain on forgiveness of interest expense (see Note 7)	90,400	-
Total income tax provision (benefit)	$791,700	$(398,200)

The following table indicates the tax effects of temporary differences giving rise to our deferred tax assets and liabilities as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Deferred tax assets:
Operating loss carryforwards	$229,800	$1,095,300
Other, net	58,900	60,700
Gross deferred tax assets	288,700	1,156,000

Deferred tax liabilities:
Property and equipment	(1,589,200)	(1,664,800)
Other, net	-	-
Gross deferred tax liabilities	(1,589,200)	(1,664,800)

Net deferred tax liabilities	$(1,300,500)	$(508,800)

As of December 31, 2012, we had consolidated U.S. tax operating loss carryforwards of approximately $3,222,000, expiring in future years.  As a result of a “change of control” transaction in September 2013, such tax operating loss carryforwards became subject to certain annual limitations which have severely restricted their availability to offset our future taxable income (see Note 1).  Accordingly, we have recognized an adjustment in the year ended December 31, 2013 to reduce the carrying value of the deferred tax asset associated with our tax operating loss carryforwards to $229,800.  Due to this adjustment, we reported a tax provision in the year ended December 31, 2013 in the amount of $791,700, notwithstanding the fact that we reported a pre-tax net loss for that period.

(7)      Related Party Transactions

The Company repaid unsecured stockholder advances in the amounts of $14,714 and $305,286 in the years ended December 31, 2013 and 2012, respectively, resulting in no further amounts remaining outstanding (see Note 5).  The Company had previously accrued interest on such obligations at a rate of 10% per annum.  As a precedent to the “change of control” transaction described in Note 1, the Company determined that past unpaid accruals of interest expense on former stockholder advances were no longer required, accordingly, a gain on forgiveness of interest expense in the amount of $265,812 was credited to Additional paid-in capital in the year ended December 31, 2013 (there was an income tax provision of $90,400 related to this gain).  As of December 31, 2012, the Company had granted a second lien on its oil and gas properties to a former stockholder in the amount of approximately $1,300,000, however, the second lien was released on July 30, 2013.

(8)     Commitments and Contingencies

The Company and its subsidiaries have operating leases for office space under which rental expense amounted to approximately $70,000 and $65,000 in the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013, aggregate commitments under the Company’s operating leases were as follows:

Year ending December 31, 2014	$67,000
Year ending December 31, 2015	60,000
Year ending December 31, 2016	61,000
Year ending December 31, 2017	41,000
Year ending December 31, 2018	-
$229,000

From time to time the Company may become involved in litigation in the ordinary course of business. At the present time, other than the Company’s disclosures below, the Company’s management is not aware of any such litigation that could have a material adverse effect on its results of operations, cash flows or financial condition.

Triumph Energy, Inc., a subsidiary in the Exploration & Production segment, and a former subsidiary which was sold in 2008, have been named as joint defendants in several lawsuits involving professional liability and other matters arising in the normal course of business in the State of Louisiana.  Most of these cases have been settled with little or no net cost to Triumph.  It is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations of any of the remaining actions against Triumph.  The Company believes that Triumph has meritorious defenses in each case and is vigorously defending these matters.  The Company has recorded no provision for estimated losses in these cases as of December 31, 2013.

In October 2008, an insurer for the Company’s inactive Construction Staffing subsidiary filed a lawsuit against the subsidiary alleging default on a premium finance obligation in the amount of approximately $200,000, plus interest and attorney’s fees.  The Company believes that its inactive Construction Staffing subsidiary has a meritorious position in this matter and has not engaged legal counsel to defend this case.  A default judgment was rendered in favor of the plaintiff in January 2011 and the Company has recorded an accrual for the subsidiary’s estimated loss exposure of approximately $100,000 as of December 31, 2013.

The Company, as a lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 2013, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(9)      Other Required Disclosures

        Asset Retirement Obligations – The Company records an asset retirement obligation (“ARO”) when the total depth of a drilled well is reached and the Company can reasonably estimate the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon costs. The Company records the ARO liability on the consolidated balance sheets and capitalizes a portion of the cost in oil and gas properties equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date and adjusted for the Company’s credit risk. This amount is discounted to present value using an assumed cost of funds for the Company.  After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds.  The Company did not drill or abandon any properties in the years ended December 31, 2013 and 2012.  Therefore, the only ARO transactions were to accrue accretion expense of $37,130 and $33,970, respectively, in the years ended December 31, 2013 and 2012.

       Credit Risk Concentrations – As previously noted, the Company’s remaining operations are in the domestic Exploration & Production segment.  In that segment, the Company sells produced oil and gas mostly to well-known commodity purchasers from whom it does not require collateral.  In the years ended December 31, 2013 and 2012, there was one major customer, Gulfmark Energy, which represented 85% and 83%, respectively, of the Company’s consolidated revenues.  There were no other customers representing more than 10% of the Company’s consolidated revenues in the years ended December 31, 2013 and 2012.

       The Company maintains its domestic cash accounts in three different federally chartered banking institutions.  Its bank accounts in each bank are government insured up to $250,000 with the Company’s book balance at one bank exceeding that level by approximately $617,000 as of December 31, 2013.

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

       The statement requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. It requires fair value measurements be classified and disclosed in one of the following categories: (1) Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  (2)  Level 2  -  Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity price swaps, investments and interest rate swaps. (3) Level 3  -  Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity).  Our valuation models are primarily industry-standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments, as well as other relevant information.  Pursuant to ASC 820, we valued our commodity derivatives contract based on a “Level 3” input which consisted of a valuation model provided by the counterparty (see Note 4).

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

(10)           Oil and Gas Producing Activities (Unaudited)

Capitalized Costs of Oil and Gas Properties – The Company has owned working interests in oil and gas properties since acquiring CYMRI in May 2006.  The table below reflects the capitalized costs of such oil and gas properties as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012

Proved oil and gas properties	$14,940	$14,928
Unproved oil and gas properties	-	-
Gross oil and gas properties	14,940	14,928
Less: Accumulated depreciation, depletion & amortization	(9,880)	(9,466)

Net oil and gas properties	$5,060	$5,462

       Costs Incurred in Oil and Gas Producing Activities – The table below presents the costs incurred in oil and gas producing activities for the years ended December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012

Property acquisition	$-	$-
Exploration	-	-
Development	11	109

Total costs incurred	$11	$109

Results of Operations for Oil and Gas Producing Activities – The table below presents the results of operations for oil and gas producing activities for the years ended December 31, 2013 and 2012 (in thousands):

	Year ended December 31,
	2013	2012

Revenues	$2,623	$2,840
Production costs	(1,624)	(2,329)
Depreciation, depletion & amortization	(414)	(491)
Impairment expense	-	-
Income taxes	(199)	(7)

Results of operations	$386	$13

       Oil and Gas Reserves – The following table sets forth summary information with respect to CYMRI/Triumph’s proved oil and gas reserves as of December 31, 2013, prepared by the Company’s independent reservoir engineering firm. The estimates of proved and proved developed reserve quantities and the related measure of discounted future net cash flows are estimates only and do not purport to reflect realizable values or fair market values of the Company’s reserves.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise and generally more conservative than those of producing oil and gas properties.  Accordingly, these estimates are expected to change as future information becomes available.  All of the Company's reserves are located in the United States.

	Oil	Gas	Total	PV10 Value
	(MBbl)	(MMcf)	(MMcfe)	(000's)

Proved developed reserves	396	678	3,055	$10,069
Proved undeveloped reserves	-	-	-	-
Total proved reserves	396	678	3,055	10,069
Discounted future income taxes				(3,303)

Standardized measure of discounted future net cash flows				$6,766

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

The following table sets forth changes in the Company’s proved oil and gas reserves in the years ended December 31, 2013 and 2012 (in thousands):

	Oil	Gas	Total
	(MBbl)	(MMcf)	(MMcfe)

Balance at January 1, 2012	472	771	3,603
Revisions of previous estimates	32	(30)	161
Production	(27)	(78)	(240)
Balance at December 31, 2012	477	663	3,524
Revisions of previous estimates	(56)	79	(255)
Production	(25)	(64)	(214)

Balance at December 31, 2013	396	678	3,055

The standardized measure of discounted future net cash flows is computed by applying estimated prices of oil and gas (at 2013 first of the month average monthly prices) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (at year-end 2013 costs) to be incurred in developing and producing the proved reserves, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10-percent per year to reflect the estimated timing of the future net cash flows.  The Company does not believe that the standardized measure of discounted future net cash flows is necessarily indicative of the fair value of its oil and gas properties.  The following table sets forth the components of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012

Future net revenues	$40,681	$48,846
Future lease operating expenses and production taxes	(21,284)	(22,563)
Future development costs	(140)	(1,568)
Future income taxes	(6,318)	(7,225)
Future net cash flows	12,939	17,490
10% annual discount for estimated timing of cash flows	(6,173)	(9,156)

Standardized measure of discounted future net cash flows	$6,766	$8,334

The following table sets forth changes in the standardized measure of the Company’s discounted future cash flows (“FCF”) relating to its proved oil and gas reserves in the years ended December 31, 2013 and 2012 (in thousands):

	Year ended December 31,
	2013	2012

Net changes in prices and production costs	$(1,077)	$305
Sales and transfers of oil and gas produced	(1,292)	(1,290)
Net change due to revisions in quantity estimates	(603)	395
Future development costs	673	(11)
Net change in income taxes	136	477
Changes in production rates, other	(238)	(1,272)
Accretion of discount	833	885
Changes in standardized measure of discounted FCF	(1,568)	(511)
Beginning standardized measure of discounted FCF	8,334	8,845

Ending standardized measure of discounted FCF	$6,766	$8,334

In accordance with the guidelines of the SEC, the reservoir engineers’ estimates of future net revenues from our properties and the pre-tax PV 10 Value amounts thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The average beginning of the month prices for the year ended December 31, 2013 used in such estimates were $96.84 per barrel of oil and $3.41 per Mcf of gas.

(11)           Subsequent Events

Effective March 17, 2014, the Company completed the acquisition of Cinco NRG, LLC (“Cinco”), a private oil and gas company, which was under common control by our majority shareholder.  The Company acquired Cinco through the issuance of a total of 46,942,538 shares of its Common Stock.  As a result of this transaction, the members of Cinco, including our majority shareholder, now own approximately 95% of our total shares of Common Stock outstanding (we also increased our total authorized shares of Common Stock to 200,000,000 shares).  In conjunction with this transaction, the Company issued 1,250,000 shares of its Common Stock to an officer of the Company and also amended its stock option plan.  Cinco was formed in April 2013 to acquire working interests in specific oil and gas properties in the States of Texas and Alabama.  At present, Cinco has a 10% non-operated working interest in a currently producing field in Texas and a 50% operated working interest in two exploratory prospects in Alabama.  Cinco is now a wholly-owned subsidiary of the Company.

In the first quarter of 2014, the Company incurred a substantial expense for the unanticipated workover of CYMRI’s largest producing oil and gas well, which typically accounts for approximately 25% of our total oil and gas revenues.  The cost of the workover operation on this well was approximately $350,000.  Additionally, during the period of the workover operation, CYMRI received no oil and gas revenues from this well for more than two months.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPROCK OIL, INC.

By:	/s/ D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Director, Chief Financial Officer and acting senior executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 25, 2014.

Signature	Title

/s/ D. Hughes Watler, Jr.	Director, Chief Financial Officer and acting senior executive officer
D. Hughes Watler, Jr.

/s/ Robert G. Wonish	Director
Robert G. Wonish

/s/ Christopher T. George	Director
Christopher T. George