Form 10-Q
period 2014-03-31
Caprock Oil, Inc.
filed 2014-05-12
CIK 1277998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014
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

The number of shares outstanding of Common Stock, par value $.01 per share, as of May 12, 2014 was 51,088,276 shares.

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)
FORM 10-Q
MARCH 31, 2014

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2014	2013
		(As Restated)
Assets
Current assets:
Cash and cash equivalents	$523,026	$877,525
Accounts receivable (net of allowance for doubtful accounts of $228,574)	303,812	342,676
Prepaid expenses and other	44,546	74,650
Total current assets	871,384	1,294,851

Property and equipment:
Oil and gas properties, evaluated (full cost method)	15,596,442	15,474,723
Oil and gas properties, unevaluated (full cost method)	381,159	360,859
Other property and equipment	40,978	40,978
Total property and equipment	16,018,579	15,876,560
Less: Accumulated depreciation, depletion and amortization	(10,038,267)	(9,963,444)
Net property and equipment	5,980,312	5,913,116

Other assets:
Other noncurrent assets	20,738	20,738
Total other assets	20,738	20,738

Total assets	$6,872,434	$7,228,705

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,711,166	$1,875,032
Accounts payable	931,679	551,895
Accrued liabilities	1,539,914	1,488,981
Total current liabilities	4,182,759	3,915,908

Long-term debt, net of current portion	26,400	60,000
Deferred income taxes	1,096,700	1,300,500
Asset retirement obligations	448,385	438,575
Total liabilities	5,754,244	5,714,983

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized,
None issued	-	-
Common stock, $.01 par value per share, 200,000,000 shares authorized,
51,088,276 shares and 2,655,738 shares, issued and outstanding	510,882	26,557
Additional paid in capital	13,796,356	14,129,585
Accumulated deficit	(13,189,048)	(12,642,420)
Total stockholders’ equity	1,118,190	1,513,722

Total liabilities and stockholders’ equity	$6,872,434	$7,228,705

See accompanying notes to unaudited consolidated financial statements.

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Oil and gas sales	$504,625	$765,300
Total revenues	504,625	765,300

Operating expenses:
Lease operating expense	373,932	402,556
Depreciation, depletion and amortization	74,822	119,993
Accretion expense	9,810	8,980
Workover expense	382,440	42,782
Selling, general and administrative	393,117	308,897
Total operating expenses	1,234,121	883,208

Operating loss	(729,496)	(117,908)

Other income (expense):
Interest income	226	26,146
Interest expense	(21,158)	(38,781)
Loss on oil and gas derivatives	-	(7,440)

Loss before income taxes	(750,428)	(137,983)
Benefit for income taxes	203,800	46,000
Net loss	$(546,628)	$(91,983)

Net loss per share, basic and diluted	$(0.01)	$(0.03)

Weighted average shares outstanding, basic and diluted	49,825,015	2,655,738

See accompanying notes to unaudited consolidated financial statements.

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(546,628)	$(91,983)
Adjustments to reconcile net loss to net
cash provided by (used in) operations
Depreciation, depletion and amortization	74,822	119,993
Benefit for income taxes	(203,800)	(46,000)
Accretion expense	9,810	8,980
Stock based compensation	151,097	-
Unrealized loss on oil and gas derivatives	-	7,440
Changes in current assets and liabilities	499,685	2,925
Net cash flows from operating activties	(15,014)	1,355

Cash flows from investing activities:
Purchase of property and equipment	(142,019)	(10,588)
Net cash flows from investing activities	(142,019)	(10,588)

Cash flows from financing activities:
Payments of long term debt	(197,466)	(167,449)
Proceeds from long term debt	-	4,781
Net cash flows from financing activities	(197,466)	(162,668)

Net decrease in cash and cash equivalents	(354,499)	(171,901)
Cash and cash equivalents at beginning of period	877,525	512,835

Cash and cash equivalents at end of period	$523,026	$340,934

Supplemental cash flow data:
Cash paid for interest	$21,118	$32,723

See accompanying notes to unaudited consolidated financial statements.

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)
Notes to Consolidated Financial Statements
(Unaudited)

(1)           Basis of Presentation

Interim Financial Information – The accompanying consolidated financial statements have been prepared by Caprock Oil, Inc. (“we”, “our” or  the “Company”) without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of March 31, 2014, the results of its operations for the three month periods ended March 31, 2014 and 2013, and cash flows for the three month periods ended March 31, 2014 and 2013.  Certain prior year amounts have been reclassified to conform with the current year presentation.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.

Restatement – The consolidated balance sheet as of December 31, 2013 has been retrospectively restated as a result of an acquisition of another company under common control with the Company, which was completed in March 2014, as further described in Note 2 below.

Recently Issued Accounting Pronouncements – In early 2014, the Financial Accounting Standards Board issued several new Accounting Standards Updates which do not have applicability to the Company.

(2)           Acquisition of Cinco NRG, LLC

On March 17, 2014, the Company completed the acquisition of Cinco NRG, LLC (“Cinco”), a private oil and gas company, which was under common control by its majority shareholder.  The Company acquired Cinco through the issuance of a total of 46,942,538 shares of its Common Stock.  As a result of this transaction, the members of Cinco now own approximately 95% of the Company’s total shares of Common Stock outstanding.  In conjunction with this transaction, the Company also issued 1,250,000 shares of its Common Stock to an officer of the Company (see Note 7).  Cinco was formed in April 2013 to acquire working interests in specific oil and gas properties in the States of Texas and Alabama.  At present, Cinco has a 10% non-operated working interest in a producing oil field in Texas and a 50% non-operated working interest in two exploratory prospects in Alabama.  Cinco is now a wholly-owned subsidiary of the Company.

As noted above, the Company and Cinco were both under common control by a majority shareholder prior to this transaction.  Under the accounting rules for entities under common control, the Company has accounted for Cinco’s operations on a retrospective basis in the Company’s consolidated financial statements from the inception of Cinco in April 2013.  Accordingly, the Company’s consolidated balance sheet as of December 31, 2013 has been retrospectively restated in this report to include Cinco’s asset, liability and equity accounts at their historical amounts as of that date.

(3)           Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and has a substantial working capital deficit as of March 31, 2014.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

(4)           Commodity Derivatives

Through December 31, 2013, the Company had a commodity derivative contract with a major energy company covering a portion of a subsidiary’s domestic oil production.  This contract consisted of a two year “costless collar,” with floor and ceiling prices of $80.00 and $108.00 per barrel, and expired on December 31, 2013.  For the periods of any open derivative contracts, the Company has applied “mark to market” accounting in accordance with ASC 815-20, “Accounting for Derivative Instruments and Hedging Activities,” and accounted for such contracts as non-hedging transactions, as defined in ASC 815-20.  Accordingly, we have reflected changes in fair value of open derivative contracts in current period earnings, based on “Level 3” inputs.  In the three months ended March 31, 2013, the Company reported an unrealized derivative loss of $7,440, due to fair value changes.

(5)           Long Term Debt

As of March 31, 2014 and December 31, 2013, the Company had the following long-term debt obligations:

	March 31,	December 31,
	2014	2013
$25,000,000 line of credit with a bank, maturing on January 1, 2015, interest at 1.0% above prime (but not less than 5.5%) payable monthly, secured by first lien on CYMRI, LLC’s oil and gas properties, with a declining borrowing base of $1,686,000 as of March 31, 2014	$1,686,000	$1,836,000

Unsecured notes payable assumed in acquisition of Cinco NRG, LLC, payable with interest at 6% per annum on April 30, 2015	26,400	60,000

Other short term notes for automobile and insurance financing, interest rates at 6% to 8%	25,166	39,032

	1,737,566	1,935,032
Current portion of long term debt	(1,711,166)	(1,875,032)

Long term debt, net of current portion	$26,400	$60,000

Borrowings under the bank credit agreement secured by the oil and gas properties owned by CYMRI, LLC (“CYMRI”), a subsidiary in the Exploration & Production business, are subject to a borrowing base, which is periodically redetermined based on oil and gas reserves.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of March 31, 2014, there was no unutilized borrowing base under the bank credit agreement.

Effective January 1, 2014, the bank credit agreement was amended to redefine the borrowing base as declining by $50,000 per month while substantially retaining all other significant terms and extending the maturity for 12 months to January 1, 2015.  Due to the unanticipated workover of CYMRI’s largest producing oil and gas well in the first quarter of 2014, the Company was not in compliance with certain financial covenants under the bank credit agreement, however, the bank is expected to grant a waiver with respect to such noncompliance.  As the extended debt is due in less than one year, the outstanding bank borrowings under the credit agreement are classified as a current liability as of March 31, 2014.

(6)           Net Loss Per Share

Basic income or loss per common share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period.  Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period and potentially dilutive common share equivalents, consisting of stock options and warrants, under the Treasury Stock Method. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive.  In the three months ended March 31, 2014 and 2013, there were no dilutive common stock equivalents reflected in the determination of net loss per share as the effect would have been anti-dilutive.

(7)           Stock-Based Compensation

The Company has a stock-based compensation plan which was approved by the stockholders in October 2005 and amended in October 2006.  Under the plan, a maximum of 240,000 shares may be awarded to directors, employees and consultants in the form of grants of stock or stock options with underlying registration rights.  The terms and other conditions applicable to each such grant are generally determined by the Board of Directors.

Pursuant to the terms of the stock-based compensation plan, the Company made a grant of 240,000 freely tradable shares of its Common Stock in March 2014 to a consultant who performed certain services for the Company.  Based on quoted prices for the Company’s stock, the Company calculated the value of such issued shares at $132,000 and recorded an expense of that amount in the three months ended March 31, 2014.  While a new stock-based compensation plan has not been formally approved, the Company has reserved 4,000,000 shares of Common Stock for future issuance under such a plan.

In conjunction with the acquisition of Cinco, the Company issued 1,250,000 shares of its restricted Common Stock to an officer of the Company in March 2014 (see Note 2).  The restricted shares will vest over a three year period and will be subject to buyback by the Company if the officer should terminate his employment prior to the end of such period.  Based on quoted prices for the Company’s stock, the Company calculated the value of such issued shares at $687,500 and will amortize that total amount of expense over a three year period.  In the three months ended March 31, 2014, the Company recorded an amortized expense in the amount $19,097 for this grant.

(8)           Related Party Transactions

As indicated in Note 2, Cinco has a 10% non-operated working interest in a producing oil field in Texas.  The president of the company which operates this field became a director of the Company on March 17, 2014.  This company charges the usual and customary amounts to Cinco for its share of the capital and operating costs of the field, under a standard industry joint operating agreement (“JOA”).

 (9)           Contingencies

From time to time the Company may become involved in litigation in the ordinary course of business.  At the present time, other than the Company’s disclosures below, the Company’s management is not aware of any such litigation or other legal proceedings that could have a material adverse effect on its results of operations, cash flows or financial condition.

Triumph Energy, Inc., a subsidiary in the Exploration & Production segment, and a former subsidiary which was sold in 2008, have been named as joint defendants in several lawsuits involving professional liability and other matters arising in the normal course of business in the State of Louisiana.  Most of these cases have been settled with little or no net cost to Triumph.  It is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations of any of the remaining actions against Triumph.  The Company believes that Triumph has meritorious defenses in each case and is vigorously defending these matters.  The Company has recorded no provision for estimated losses in these cases as of March 31, 2014.

In October 2008, an insurer for the Company’s inactive Construction Staffing subsidiary filed a lawsuit against the subsidiary alleging default on a premium finance obligation in the amount of approximately $200,000, plus interest and attorney’s fees.  The Company believes that its inactive Construction Staffing subsidiary has a meritorious position in this matter and has not engaged legal counsel to defend this case.  A default judgment was rendered in favor of the plaintiff in January 2011 and the Company has recorded an accrual for the subsidiary’s estimated loss exposure of approximately $100,000 as of March 31, 2014.

The Company, as a lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of March 31, 2014, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

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

Overview

Caprock Oil, Inc. (“we”, “our” or the “Company”) is a holding company whose operations are primarily focused on the Exploration & Production business.  In that business, our two wholly-owned “legacy” subsidiaries, CYMRI, L.L.C. and Triumph Energy, Inc., maintain working interests in approximately 45 to 50 producing oil and gas wells in Texas and Louisiana, with net production of approximately 600 MCF equivalent per day.

On March 17, 2014, we completed the acquisition of Cinco NRG, LLC (“Cinco”), a private oil and gas company, which was under common control by our majority shareholder.  We acquired Cinco through the issuance of a total of 46,942,538 shares of our Common Stock.  Cinco was formed in April 2013 to acquire working interests in specific oil and gas properties in Texas and Alabama. At present, Cinco has a 10% non-operated working interest in a producing oil field in Texas and a 50% non-operated working interest in two exploratory prospects in Alabama.  Under the accounting rules for entities under common control, we have reflected Cinco’s operations on a retroactive basis in our consolidated financial statements from the inception of Cinco in April 2013.

Results of Operations

The following discussion reflects the revenues and expenses for the three month periods ended March 31, 2014 and 2013, as reported in our consolidated financial statements and notes thereto included in Item 1.

Three months ended March 31, 2014 versus three months ended March 31, 2013 — Total revenues, not including interest income, for the three months ended March 31, 2014 were $505,000 compared to $765,000 for the three months ended March 31, 2013.

Revenues from oil and gas sales for the three months ended March 31, 2014 were $505,000 compared to $765,000 for the three months ended March 31, 2013.  In the three months ended March 31, 2014, revenues from oil production were $447,000, reflecting volumes of 4,789 barrels at an average price of $93.34 per barrel, while gas revenues were $58,000, reflecting volumes of 13,842 Mcf at an average price of $4.19 per Mcf.  On an overall basis, these amounts reflect a decrease in production volumes of approximately 26%, resulting primarily from a major workover of CYMRI’s largest producing oil and gas well in the first quarter of 2014, further compounded by a decrease in average oil and gas prices of approximately 11%.  We anticipate that our production volumes will slowly return to normal levels following this workover while we expect continued volatility in oil and gas commodity prices in the future.

Lease operating expenses (“LOE”), including production taxes, were $374,000 for the three months ended March 31, 2014 versus $403,000 for the three months ended March 31, 2013.  This decrease was largely due to a decline in production volumes in the first quarter of 2014.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended March 31, 2014 was $75,000 versus $120,000 for the three months ended March 31, 2013.  This decrease was due to declines in both depletion rates and production volumes.

Accretion expense on asset abandonment obligations for the three months ended March 31, 2014 was $10,000 versus $9,000 for the three months ended March 31, 2013, essentially equivalent amounts in both periods.

Workover expenses for the three months ended March 31, 2014 were $382,000 versus $43,000 for the three months ended March 31, 2013, representing workovers on CYMRI’s and Triumph’s oil and gas properties.  This increase was due to the unanticipated workover of CYMRI’s largest producing oil and gas well, which is located in the Burnell Field.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2014 were $393,000 compared to $309,000 for the three months ended March 31, 2013.  This increase was primarily due to non-cash stock compensation expense recorded in the first quarter of 2014 (see Note 7).

Interest income for the three months ended March 31, 2014 was less than $1,000 versus $26,000 for the three months ended March 31, 2013.  This reduction resulted from the absence of interest income on long-term notes receivable which were settled in late 2013.

Interest expense for the three months ended March 31, 2014 was $21,000 versus $39,000 for the three months ended March 31, 2013.  This decrease was due to the decline in borrowings.

Loss on oil and gas derivatives for the three months ended March 31, 2014 was zero versus $7,000 for the three months ended March 31, 2013.  This fluctuation was due to the change in fair value of CYMRI’s outstanding oil and gas derivative contracts which expired in late 2013 (see Note 4).

Income taxes were a benefit of $204,000 for the three months ended March 31, 2014 compared to $46,000 for the three months ended March 31, 2013.  These benefit amounts reflected consolidated income tax rates of approximately 27% and 34%, respectively.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities for the three months ended March 31, 2014 was $15,000 compared to net cash provided by operating activities for the three months ended March 31, 2013 of $1,000.  This difference was primarily due to the comparatively higher operating loss in the first quarter of 2014.

Investing activities.  Net cash used in investing activities was $142,000 for the three months ended March 31, 2014 compared to $11,000 for the three months ended March 31, 2013.  This increase largely reflects incremental capital expenditures related to Cinco’s oil and gas properties in the first quarter of 2014.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2014 was $197,000 compared to $163,000 for the three months ended March 31, 2013.  This relative difference in financing cash flows was not considered to be significant.

As disclosed in Note 5, a substantial portion of our existing long term debt is in the form of a bank credit facility secured by CYMRI/Triumph’s producing oil and gas properties.  Borrowings under the bank credit agreement are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  Such short term borrowings amounted to $1,686,000 as of March 31, 2014.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  Effective January 1, 2014, the bank credit agreement was amended to redefine the declining borrowing base and retain all other significant terms while extending the maturity for 12 months to January 1, 2015.  As of March 31, 2014, the bank credit agreement will mature in less than one year.

Capital expenditures in the Exploration & Production business can be highly intensive.  Expenditures for drilling and equipping of oil and gas wells are typically required to maintain or increase production levels.  We normally attempt to finance such capital expenditure requirements through a combination of cash flow from operations and secured bank borrowings.  We presently have relatively low capital expenditure requirements relating to our legacy oil and gas properties, however, we expect that our capital expenditures will increase significantly in the future as a result of the new oil and gas properties that we have acquired in the Cinco acquisition.

In order to provide an equity underpinning for the increased capital expenditures related to our recently acquired oil and gas properties, we are currently planning to undertake a private equity offering of our Common Stock in an amount of up to $8 million in the second quarter of 2014.  However, there is no assurance that we will be able to ultimately complete such a private equity offering on terms that will be acceptable to the Company.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and presently has a working capital deficit in the amount of $3,311,000.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  See our Annual Report on Form 10-K for the year ended December 31, 2013 for a further description of our critical accounting policies and estimates.

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information for this Item is not required as the Registrant is a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures

As of March 31, 2014, our senior executive officer, who is also our Chief Financial Officer, evaluated the effectiveness of the design and operation of our internal controls over financial reporting which encompasses our disclosure controls and procedures.  Based on this evaluation, our senior executive officer has concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective because of a lack of segregation of duties, as described in Item 9A. (b) of our Annual Report on Form 10-K for the year ended December 31, 2013, which we view as an integral part of our disclosure controls and procedures.

The lack of segregation of duties referenced above represents a material weakness in our internal controls over financial reporting.  Notwithstanding this weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended March 31, 2014.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

CAPROCK OIL, INC.

May 12, 2014	By:	/s/ D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer