Form 10-Q
period 2014-06-30
Caprock Oil, Inc.
filed 2014-08-08
CIK 1277998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014
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

The number of shares outstanding of Common Stock, par value $.01 per share, as of August 8, 2014 was 51,808,276 shares.

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)
FORM 10-Q
JUNE 30, 2014

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2014	2013
		(As Restated)
Assets
Current assets:
Cash and cash equivalents	$596,959	$877,525
Accounts receivable (net of allowance for doubtful accounts of $228,574)	391,567	342,676
Prepaid expenses and other	29,072	74,650
Total current assets	1,017,598	1,294,851

Property and equipment:
Oil and gas properties, evaluated (full cost method)	15,789,962	15,474,723
Oil and gas properties, unevaluated (full cost method)	402,632	360,859
Other property and equipment	40,978	40,978
Total property and equipment	16,233,572	15,876,560
Less: Accumulated depreciation, depletion and amortization	(10,141,676)	(9,963,444)
Net property and equipment	6,091,896	5,913,116

Other assets:
Other noncurrent assets	20,736	20,738
Total other assets	20,736	20,738

Total assets	$7,130,230	$7,228,705

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,574,283	$1,875,032
Accounts payable	1,267,838	551,895
Accrued liabilities	1,526,946	1,488,981
Total current liabilities	4,369,067	3,915,908

Long-term debt, net of current portion	-	60,000
Deferred income taxes	956,600	1,300,500
Asset retirement obligations	458,415	438,575
Total liabilities	5,784,082	5,714,983

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized,
None issued	-	-
Common stock, $.01 par value per share, 200,000,000 shares authorized,
51,588,276 shares and 2,655,738 shares, issued and outstanding	515,882	26,557
Additional paid in capital	14,510,948	14,129,585
Accumulated deficit	(13,680,682)	(12,642,420)
Total stockholders’ equity	1,346,148	1,513,722

Total liabilities and stockholders’ equity	$7,130,230	$7,228,705

See accompanying notes to unaudited consolidated financial statements.

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2014	2013
		(As Restated)
Revenues:
Oil and gas sales	$644,568	$668,796
Total revenues	644,568	668,796

Operating expenses:
Lease operating expense	381,115	331,368
Depreciation, depletion and amortization	103,409	120,734
Accretion expense	10,030	9,180
Workover expense	388,878	46,501
Selling, general and administrative	370,811	281,389
Total operating expenses	1,254,243	789,172

Operating loss	(609,675)	(120,376)

Other income (expense):
Interest income	89	23,847
Interest expense	(22,148)	(35,405)
Loss on expected settlement of notes receivable	-	(286,235)
Gain on oil and gas derivatives	-	9,056

Loss before income taxes	(631,734)	(409,113)
Benefit for income taxes	140,100	125,900
Net loss	$(491,634)	$(283,213)

Net loss per share, basic and diluted	$(0.01)	$(0.11)

Weighted average shares outstanding, basic and diluted	51,093,771	2,655,738

 See accompanying notes to unaudited consolidated financial statements.

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2014	2013
		(As Restated)
Revenues:
Oil and gas sales	$1,149,193	$1,434,096
Total revenues	1,149,193	1,434,096

Operating expenses:
Lease operating expense	755,047	733,924
Depreciation, depletion and amortization	178,231	240,727
Accretion expense	19,840	18,160
Workover expense	771,318	89,283
Selling, general and administrative	763,928	590,286
Total operating expenses	2,488,364	1,672,380

Operating loss	(1,339,171)	(238,284)

Other income (expense):
Interest income	315	49,993
Interest expense	(43,306)	(74,186)
Loss on expected settlement of notes receivable	-	(286,235)
Gain on oil and gas derivatives	-	1,616

Loss before income taxes	(1,382,162)	(547,096)
Benefit for income taxes	343,900	171,900
Net loss	$(1,038,262)	$(375,196)

Net loss per share, basic and diluted	$(0.02)	$(0.14)

Weighted average shares outstanding, basic and diluted	50,465,403	2,655,738

 See accompanying notes to unaudited consolidated financial statements.

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013
		(As Restated)
Cash flows from operating activities:
Net loss	$(1,038,262)	$(375,196)
Adjustments to reconcile net loss to net
cash provided by (used in) operations
Depreciation, depletion and amortization	178,231	240,727
Unrealized loss on expected settlement of notes receivable	-	286,235
Benefit for income taxes	(343,900)	(171,900)
Accretion expense	19,840	18,160
Stock based compensation	370,688	-
Unrealized gain on oil and gas derivatives	-	(1,616)
Changes in current assets and liabilities	557,526	10,860
Net cash flows from operating activties	(255,877)	7,270

Cash flows from investing activities:
Purchase of property and equipment	(163,940)	(628,894)
Net cash flows from investing activities	(163,940)	(628,894)

Cash flows from financing activities:
Proceeds of private equity offering	500,000	-
Payments of long term debt	(360,749)	(334,382)
Proceeds from long term debt	-	673,386
Net cash flows from financing activities	139,251	339,004

Net decrease in cash and cash equivalents	(280,566)	(282,620)
Cash and cash equivalents at beginning of period	877,525	512,835

Cash and cash equivalents at end of period	$596,959	$230,215

Supplemental cash flow data:
Cash paid for interest	$43,227	$63,855
Accounts payable for oil and gas properties	193,072	-

See accompanying notes to unaudited consolidated financial statements.

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)
Notes to Consolidated Financial Statements
(Unaudited)

(1)           Basis of Presentation

Interim Financial Information – The accompanying consolidated financial statements have been prepared by Caprock Oil, Inc. (“we”, “our” or  the “Company”) without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of June 30, 2014, the results of its operations for the three month and six month periods ended June 30, 2014 and 2013, and cash flows for the six month periods ended June 30, 2014 and 2013.  Certain prior year amounts have been reclassified to conform with the current year presentation.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.

Restatement – The consolidated balance sheet as of December 31, 2013, the consolidated statement of operations for the three month and six month periods ended June 30, 2013, and the consolidated statement of cash flows for the six months ended June 30, 2013 have been retrospectively restated as a result of an acquisition of another company under common control with the Company, which was completed in March 2014, as further described in Note 2 below.

Recently Issued Accounting Pronouncements – In the six months ended June 30, 2014, the Financial Accounting Standards Board issued several new Accounting Standards Updates which do not have applicability to the Company.

(2)           Acquisition of Cinco NRG, LLC

On March 17, 2014, the Company completed the acquisition of Cinco NRG, LLC (“Cinco”), a private oil and gas company, which was under common control by its majority shareholder.  The Company acquired Cinco through the issuance of a total of 46,942,538 shares of its Common Stock.  As a result of this transaction, the members of Cinco now own approximately 95% of the Company’s total shares of Common Stock outstanding.  In conjunction with this transaction, the Company also issued 1,250,000 shares of its Common Stock to an officer of the Company (see Note 9).  Cinco was formed in April 2013 to acquire working interests in specific oil and gas properties in the States of Texas and Alabama.  At present, Cinco has a 10% non-operated working interest in a producing oil field in Texas and a 50% non-operated working interest in three exploratory prospects in Alabama.  Cinco is now a wholly-owned subsidiary of the Company.

As noted above, the Company and Cinco were both under common control by a majority shareholder prior to this transaction.  Under the accounting rules for entities under common control, the Company has accounted for Cinco’s operations on a retrospective basis in the Company’s consolidated financial statements from the inception of Cinco in April 2013.  Accordingly, the consolidated balance sheet as of December 31, 2013, the consolidated statement of operations for the three month and six month periods ended June 30, 2013, and the consolidated statement of cash flows for the six months ended June 30, 2013 have been retrospectively restated in this report to reflect Cinco’s accounts at their historical amounts as of those dates.

(3)           Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and has a substantial working capital deficit as of June 30, 2014.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

(4)           Sale of Canadian Energy Services Business

In June 2011, the Company entered into a Stock Purchase Agreement (“SPA”) with a private company to sell the capital stock of its Canadian Energy Services subsidiaries, Decca Consulting, Ltd. and Decca Consulting, Inc. (collectively referred to as “Decca”), for a total sales price of $4,600,000 (plus a working capital adjustment).  Included in the consideration for this sale were interest bearing notes (the “Installment Notes”) issued by the purchaser in the amount of $1,850,000, payable in 48 monthly installments of principal and interest, at 8% per annum, commencing on October 1, 2011.

In June 2013, the Company and the purchaser reached a preliminary agreement to settle a dispute regarding the outstanding balance of the Installment Notes.  The preliminary settlement agreement provided for the purchaser to make a one-time cash payment to the Company and to assume all of the Company’s remaining obligations, including any continent liabilities, related to its prior ownership of Decca.  The Company’s acceptance of the preliminary settlement on the Installment Notes resulted in a total pre-tax net loss to the Company in the amount of $536,235.  The Company had previously recognized an estimated loss provision in the year ended December 31, 2012 in the amount of $250,000, therefore, an additional loss provision was recognized in the six months ended June 30, 2013 in the amount of $286,235.  The closing and funding of the definitive settlement occurred in December 2013.

(5)           Commodity Derivatives

Through December 31, 2013, the Company had a commodity derivative contract with a major energy company covering a portion of a subsidiary’s domestic oil production.  This contract consisted of a two year “costless collar,” with floor and ceiling prices of $80.00 and $108.00 per barrel, and expired on December 31, 2013.  For the periods of any open derivative contracts, the Company has applied “mark to market” accounting in accordance with ASC 815-20, “Accounting for Derivative Instruments and Hedging Activities,” and accounted for such contracts as non-hedging transactions, as defined in ASC 815-20.  Accordingly, we have reflected changes in fair value of open derivative contracts in current period earnings, based on “Level 3” inputs.  In the six months ended June 30, 2013, the Company reported an unrealized derivative gain of $1,616, due to fair value changes.

(6)           Long Term Debt

As of June 30, 2014 and December 31, 2013, the Company had the following long-term debt obligations:

	June 30,	December 31,
	2014	2013
$25,000,000 line of credit with a bank, maturing on January 1, 2015, interest at 1.0% above prime (but not less than 5.5%) payable monthly, secured by first lien on CYMRI, LLC’s oil and gas properties, with a declining borrowing base of $1,536,000 as of June 30, 2014	$1,536,000	$1,836,000

Unsecured notes payable assumed in acquisition of Cinco NRG, LLC, payable with interest at 6% per annum on April 30, 2015	26,400	60,000

Other short term notes for automobile and insurance financing, interest rates at 6% to 8%	11,883	39,032

	1,574,283	1,935,032
Current portion of long term debt	(1,574,283)	(1,875,032)

Long term debt, net of current portion	$-	$60,000

Borrowings under the bank credit agreement secured by the oil and gas properties owned by CYMRI, LLC (“CYMRI”), a subsidiary in the Exploration & Production business, are subject to a borrowing base, which is periodically redetermined based on oil and gas reserves.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of June 30, 2014, there was no unutilized borrowing base under the credit agreement.

Effective January 1, 2014, the bank credit agreement was amended to redefine the borrowing base as declining by $50,000 per month while substantially retaining all other significant terms and extending the maturity for 12 months to January 1, 2015.  The Company was not in compliance with certain financial covenants under the credit agreement in the first two quarters of 2014, however, the bank granted a waiver with respect to such noncompliance in the first quarter of 2014 and is expected to do so for the second quarter of 2014.  As the extended debt is due in less than one year, the outstanding bank borrowings under the credit agreement are classified as a current liability as of June 30, 2014.

(7)           Private Equity Offering

On June 30, 2014, the Company closed the initial tranche of a private equity offering of Unit securities with each Unit comprised of two shares of Common Stock and a Warrant to purchase one share of Common Stock, exercisable at $2.00 per share.  In this tranche, 250,000 Units were sold to accredited investors at an offering price of $2.00 per Unit, resulting in gross proceeds of $500,000.  The Company is targeting the sale of up to 4,000,000 Units in this private equity offering with the proceeds to be used to fund capital expenditures for drilling and acquisition opportunities, ongoing exploration and production operations, as well as for general corporate purposes, including an increase in working capital and the possible repayment of debt.  Since June 30, 2014, an additional 50,000 Units ($100,000) have been sold.

(8)           Net Loss Per Share

Basic income or loss per common share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period.  Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period under the Treasury Stock Method.  In the six months ended June 30, 2014 and 2013, there were no dilutive common stock equivalents reflected in the determination of net loss per share as the effect would have been anti-dilutive.

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

Pursuant to the terms of the stock-based compensation plan, the Company made a grant of 240,000 freely tradable shares of its Common Stock in March 2014 to a consultant who performed certain services for the Company.  Based on quoted prices for the Company’s stock, the Company calculated the value of such issued shares at $132,000 and recorded an expense of that amount in the six months ended June 30, 2014.  While a new stock-based compensation plan has not been formally approved, the Company has reserved 4,000,000 shares of Common Stock for future issuance under such a plan.

In conjunction with the acquisition of Cinco, the Company issued 1,250,000 shares of its restricted Common Stock to an officer of the Company in March 2014 (see Note 2).  The restricted shares will vest over a three year period and will be subject to buyback by the Company if the officer should terminate his employment prior to the end of such period.  Based on quoted prices for the Company’s stock, the Company calculated the value of such issued shares at $687,500 and will amortize that total amount of expense over a three year period.  During the six months ended June 30, 2014, the Company recorded an amortized expense in the amount $76,389 for this grant.

In May 2014, the Company engaged a new Chief Executive Officer and granted him non-registered options to acquire 2,000,000 shares of its Common Stock at an exercise price of $0.65 per share, which was equal to the quoted price of its Common Stock on the date of the grant.  Of the non-registered options, 200,000 shares vest immediately and the remaining 1,800,000 shares will vest ratably over a three year period.  Based on the Black Scholes option pricing model, the Company calculated the value of such non-registered options at $1,082,000 and will amortize that total amount of expense over a three year period.  During the six months ended June 30, 2014, the Company recorded an amortized expense in the amount $162,300 for this grant.

For the grants summarized above, the Company recorded aggregate stock compensation expense in the six months ended June 30, 2014 in the total amount of $370,688 and has total future unrecognized compensation expense as of that date in the amount of $1,530,812.

(10)          Related Party Transactions

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

 (11)        Contingencies

From time to time the Company may become involved in litigation in the ordinary course of business.  At the present time, other than the Company’s disclosures below, the Company’s management is not aware of any such litigation or other legal proceedings that could have a material adverse effect on its results of operations, cash flows or financial condition.

Triumph Energy, Inc., a subsidiary in the Exploration & Production segment, and a former subsidiary which was sold in 2008, have been named as joint defendants in several lawsuits involving professional liability and other matters arising in the normal course of business in the State of Louisiana.  Most of these cases have been settled with little or no net cost to Triumph.  It is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations of any of the remaining actions against Triumph.  The Company believes that Triumph has meritorious defenses in each case and is vigorously defending these matters.  The Company has recorded no provision for estimated losses in these cases as of June 30, 2014.

In October 2008, an insurer for the Company’s inactive Construction Staffing subsidiary filed a lawsuit against the subsidiary alleging default on a premium finance obligation in the amount of approximately $200,000, plus interest and attorney’s fees.  The Company believes that its inactive Construction Staffing subsidiary has a meritorious position in this matter and has not engaged legal counsel to defend this case.  A default judgment was rendered in favor of the plaintiff in January 2011 and the Company has recorded an accrual for the subsidiary’s estimated loss exposure of approximately $100,000 as of June 30, 2014.

The Company, as a lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of June 30, 2014, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(12)         Subsequent Event

On July 16, 2014, the Company entered into a participation agreement to acquire a 20% working interest in a non-operated gas development project in Edwards County, Texas.  The Company acquired its working interest from the operator by the issuance of 120,000 shares of its restricted Common Stock, and by agreeing to assume the obligation for 20% of the costs of drilling an initial well which is expected to commence late in the third quarter of 2014.

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

On March 17, 2014, we completed the acquisition of Cinco NRG, LLC (“Cinco”), a private oil and gas company, which was under common control by our majority shareholder.  We acquired Cinco through the issuance of a total of 46,942,538 shares of our Common Stock.  Cinco was formed in April 2013 to acquire working interests in specific oil and gas properties in Texas and Alabama. At present, Cinco has a 10% non-operated working interest in a producing oil field in Texas and a 50% non-operated working interest in three exploratory prospects in Alabama.  Under the accounting rules for entities under common control, we have reflected Cinco’s operations on a retroactive basis in our consolidated financial statements from the inception of Cinco in April 2013.

Results of Operations

The following discussion reflects the revenues and expenses for the three month and six month periods ended June 30, 2014 and 2013, as reported in our consolidated financial statements and notes thereto included in Item 1.

       Three months ended June 30, 2014 versus three months ended June 30, 2013 — Total revenues, not including interest income, for the three months ended June 30, 2014 were $645,000 compared to $669,000 for the three months ended June 30, 2013.

Revenues from oil and gas sales for the three months ended June 30, 2014 were $645,000 compared to $669,000 for the three months ended June 30, 2013.  In the three months ended June 30, 2014, revenues from oil production were $577,000, reflecting volumes of 6,037 barrels at an average price of $95.58 per barrel, while gas revenues were $68,000, reflecting volumes of 15,661 Mcf at an average price of $4.34 per Mcf.  On an overall basis, these amounts reflect a decrease in production volumes of approximately 5%, resulting primarily from the continuing recovery of production in the second quarter of 2014 following a major workover of CYMRI’s largest producing oil and gas well in the first quarter of 2014, partially offset by an increase in average oil and gas prices of approximately 1%.  We anticipate that our production volumes will slowly return to normal levels following this workover while we expect continued volatility in oil and gas commodity prices in the future.

Lease operating expenses (“LOE”), including production taxes, were $381,000 for the three months ended June 30, 2014 versus $331,000 for the three months ended June 30, 2013.  This increase was largely due to a change in the relative timing of certain expenses between these two periods.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended June 30, 2014 was $103,000 versus $121,000 for the three months ended June 30, 2013.  This decrease was due to declines in both depletion rates and production volumes.

Accretion expense on asset abandonment obligations for the three months ended June 30, 2014 was $10,000 versus $9,000 for the three months ended June 30, 2013, essentially equivalent amounts in both periods.

Workover expenses for the three months ended June 30, 2014 were $389,000 versus $47,000 for the three months ended June 30, 2013, representing workovers on CYMRI’s and Triumph’s oil and gas properties.  This increase was due to the unexpectedly high workover costs of CYMRI’s largest water injection well, which is located in the Burnell Field.

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2014 were $371,000 versus $281,000 for the three months ended June 30, 2013.  This increase was due to non-cash stock compensation expense recorded in the second quarter of 2014 (see Note 9), partially offset by a decrease in cash expenses.

Interest income for the three months ended June 30, 2014 was less than $1,000 versus $24,000 for the three months ended June 30, 2013.  This reduction resulted from the absence of interest income on long-term notes receivable which were settled in late 2013 (see Note 4).

Interest expense for the three months ended June 30, 2014 was $22,000 versus $35,000 for the three months ended June 30, 2013.  This decrease was due to the decline in borrowings.

Loss on expected settlement of notes receivable was zero for the three months ended June 30, 2014 versus $286,000 for the three months ended June 30, 2013.  The prior year amount reflects the expected loss on a preliminary settlement of the outstanding balance of the notes receivable issued in the 2011 sale of a former subsidiary (see Note 4).

Gain on oil and gas derivatives for the three months ended June 30, 2014 was zero versus $9,000 for the three months ended June 30, 2013.  This fluctuation was due to the change in fair value of CYMRI’s outstanding oil and gas derivative contracts which expired in late 2013 (see Note 5).

Income taxes were a benefit of $140,000 for the three months ended June 30, 2014 compared to $126,000 for the three months ended June 30, 2013.  These benefit amounts reflected consolidated income tax rates of approximately 22% and 31%, respectively.

Six months ended June 30, 2014 versus Six months ended June 30, 2013 — Total revenues, not including interest income, for the six months ended June 30, 2014 were $1,149,000 compared to $1,434,000 for the six months ended June 30, 2013.

Revenues from oil and gas sales for the six months ended June 30, 2014 were $1,149,000 compared to $1,434,000 for the six months ended June 30, 2013.  In the six months ended June 30, 2014, revenues from oil production were $1,023,000, reflecting volumes of 10,826 barrels at an average price of $94.49 per barrel, while gas revenues were $126,000, reflecting volumes of 29,503 Mcf at an average price of $4.27 per Mcf.  On an overall basis, these amounts reflect a decrease in production volumes of approximately 16%, resulting primarily from a major workover of CYMRI’s largest producing oil and gas well in the first quarter of 2014, further compounded by a decrease in average oil and gas prices of approximately 5%.  We anticipate that our production volumes will slowly return to normal levels following this workover while we expect continued volatility in oil and gas commodity prices in the future.

Lease operating expenses (“LOE”), including production taxes, were $755,000 for the six months ended June 30, 2014 versus $734,000 for the six months ended June 30, 2013.  This relatively small increase was not considered to be significant.

Depreciation, depletion and amortization (“DD&A”) expense for the six months ended June 30, 2014 was $178,000 versus $241,000 for the six months ended June 30, 2013.  This decrease was due to declines in both depletion rates and production volumes.

Accretion expense on asset abandonment obligations for the six months ended June 30, 2014 was $19,000 versus $18,000 for the six months ended June 30, 2013, essentially equivalent amounts in both periods.

Workover expenses for the six months ended June 30, 2014 were $771,000 versus $89,000 for the six months ended June 30, 2013, representing workovers on CYMRI’s and Triumph’s oil and gas properties.  This increase was due to the unanticipated workover of CYMRI’s largest producing oil and gas well in the first quarter of 2014 and the unexpectedly high workover costs of CYMRI’s largest water injection well in the second quarter of 2014; both of these wells were located in the Burnell Field.

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2014 were $764,000 versus $590,000 for the six months ended June 30, 2013.  This increase was due to non-cash stock compensation expense recorded in the first two quarters of 2014 (see Note 9), partially offset by a decrease in cash expenses.

Interest income for the six months ended June 30, 2014 was less than $1,000 versus $50,000 for the six months ended June 30, 2013.  This reduction resulted from the absence of interest income on long-term notes receivable which were settled in late 2013 (see Note 4).

Interest expense for the six months ended June 30, 2014 was $43,000 versus $74,000 for the six months ended June 30, 2013.  This decrease was due to the decline in borrowings.

Loss on expected settlement of notes receivable was zero for the six months ended June 30, 2014 versus $286,000 for the six months ended June 30, 2013.  The prior year amount reflects the expected loss on a preliminary settlement of the outstanding balance of the notes receivable issued in the 2011 sale of a former subsidiary (see Note 4).

Gain on oil and gas derivatives for the six months ended June 30, 2014 was zero versus $2,000 for the six months ended June 30, 2013.  This fluctuation was due to the change in fair value of CYMRI’s outstanding oil and gas derivative contracts which expired in late 2013 (see Note 5).

Income taxes were a benefit of $344,000 for the six months ended June 30, 2014 compared to $172,000 for the six months ended June 30, 2013.  These benefit amounts reflected consolidated income tax rates of approximately 25% and 31%, respectively.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities for the six months ended June 30, 2014 was $256,000 compared to net cash provided by operating activities of $7,000 for the six months ended June 30, 2013.  This difference was primarily due to the comparatively higher operating loss in the first half of 2014.

Investing activities.  Net cash used in investing activities was $164,000 for the six months ended June 30, 2014 compared to $629,000 for the six months ended June 30, 2013.  The amounts in both periods largely reflect capital expenditures related to Cinco’s oil and gas properties.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2014 was $139,000 versus $339,000 for the six months ended June 30, 2013.  Proceeds of a private equity offering in June 2014 in the amount of $500,000 (see Note 7) and convertible debt issued for Cinco’s oil and gas properties in the second quarter of 2013 of $673,000 were partially offset by essentially equivalent debt payments in both periods.

As disclosed in Note 6, a substantial portion of our existing long term debt is in the form of a bank credit facility secured by CYMRI/Triumph’s producing oil and gas properties.  Borrowings under the bank credit agreement are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  Such short term borrowings amounted to $1,536,000 as of June 30, 2014.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  Effective January 1, 2014, the bank credit agreement was amended to redefine the declining borrowing base and retain all other significant terms while extending the maturity for 12 months to January 1, 2015.  As of June 30, 2014, the bank credit agreement will mature in less than one year.

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

In order to provide an equity underpinning for the increased capital expenditures related to our recently acquired oil and gas properties, we are currently undertaking a private equity offering in an amount of up to $8 million.  As disclosed in Note 7, we closed the initial tranche of this private equity offering on June 30, 2014, in the amount of $500,000.  Subsequent to June 30, 2014, we have raised an additional $100,000 in this offering, however, there is no assurance that we will be able to ultimately complete the remainder of the offering on terms that will be acceptable to the Company.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and presently has a working capital deficit in the amount of $3,351,000.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures

As of June 30, 2014, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our internal controls over financial reporting which encompasses our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective because of a lack of segregation of duties, as described in Item 9A. (b) of our Annual Report on Form 10-K for the year ended December 31, 2013, which we view as an integral part of our disclosure controls and procedures.

The lack of segregation of duties referenced above represents a material weakness in our internal controls over financial reporting.  Notwithstanding this weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended June  30, 2014.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.                 OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS
See Note 11 to Consolidated Financial Statements.

ITEM 1A.               RISK FACTORS
Information for this Item is not required as the Registrant is a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
See Note 7 to Consolidated Financial Statements.

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

CAPROCK OIL, INC.

August 8, 2014	By:	/s/ D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer