Form 10-Q
period 2014-09-30
Caprock Oil, Inc.
filed 2014-11-10
CIK 1277998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014
Commission File No. 000-51229

CAPROCK OIL, INC.
 (Exact Name of Registrant as specified in its charter)

Nevada	51-0482104
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

11011 Richmond Avenue, Suite 525 Houston, Texas	77042
(Address of principal executive offices)	(zip code)

(713) 479-7050
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☐            Non-accelerated filer  ☐             Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares outstanding of Common Stock, par value $.01 per share, as of November 10, 2014 was 51,808,276 shares.

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)
FORM 10-Q
SEPTEMBER 30, 2014

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2014	2013
		(As Restated)
Assets
Current assets:
Cash and cash equivalents	$201,724	$877,525
Accounts receivable (net of allowance for doubtful accounts of $228,574)	309,968	342,676
Prepaid expenses and other	69,095	74,650
Total current assets	580,787	1,294,851

Property and equipment:
Oil and gas properties, evaluated (full cost method)	16,034,232	15,474,723
Oil and gas properties, unevaluated (full cost method)	494,088	360,859
Other property and equipment	40,978	40,978
Total property and equipment	16,569,298	15,876,560
Less: Accumulated depreciation, depletion and amortization	(10,258,301)	(9,963,444)
Net property and equipment	6,310,997	5,913,116

Other assets:
Other noncurrent assets	20,738	20,738
Total other assets	20,738	20,738

Total assets	$6,912,522	$7,228,705

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,467,470	$1,875,032
Accounts payable	1,152,018	551,895
Accrued liabilities	1,568,667	1,488,981
Total current liabilities	4,188,155	3,915,908

Long-term debt, net of current portion	-	60,000
Deferred income taxes	877,400	1,300,500
Asset retirement obligations	468,675	438,575
Total liabilities	5,534,230	5,714,983

Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized,
None issued	-	-
Common stock, $.01 par value per share, 200,000,000 shares authorized,
51,808,276 shares and 2,655,738 shares, issued and outstanding	518,082	26,557
Additional paid in capital	14,868,290	14,129,585
Accumulated deficit	(14,008,080)	(12,642,420)
Total stockholders’ equity	1,378,292	1,513,722

Total liabilities and stockholders’ equity	$6,912,522	$7,228,705

 See accompanying notes to unaudited consolidated financial statements.

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2014	2013
		(As Restated)
Revenues:
Oil and gas sales	$639,830	$638,634
Total revenues	639,830	638,634

Operating expenses:
Lease operating expense	356,246	282,003
Depreciation, depletion and amortization	116,625	110,839
Accretion expense	10,260	9,380
Workover expense	123,092	73,218
Selling, general and administrative	420,185	214,346
Total operating expenses	1,026,408	689,786

Operating loss	(386,578)	(51,152)

Other income (expense):
Interest income	119	70
Interest expense	(20,139)	(29,337)
Loss on oil and gas derivatives	-	(1,224)

Loss before income taxes	(406,598)	(81,643)
Benefit for income taxes	79,200	26,400
Net loss	$(327,398)	$(55,243)

Net loss per share, basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding, basic and diluted	51,780,015	2,655,738

 See accompanying notes to unaudited consolidated financial statements.

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
		(As Restated)
Revenues:
Oil and gas sales	$1,789,023	$2,072,730
Total revenues	1,789,023	2,072,730

Operating expenses:
Lease operating expense	1,111,293	1,015,927
Depreciation, depletion and amortization	294,856	351,566
Accretion expense	30,100	27,540
Workover expense	894,410	162,501
Selling, general and administrative	1,184,113	804,632
Total operating expenses	3,514,772	2,362,166

Operating loss	(1,725,749)	(289,436)

Other income (expense):
Interest income	434	50,063
Interest expense	(63,445)	(103,523)
Loss on expected settlement of notes receivable	-	(286,235)
Gain on oil and gas derivatives	-	392

Loss before income taxes	(1,788,760)	(628,739)
Benefit for income taxes	423,100	198,300
Net loss	$(1,365,660)	$(430,439)

Net loss per share, basic and diluted	$(0.03)	$(0.16)

Weighted average shares outstanding, basic and diluted	50,908,423	2,655,738

 See accompanying notes to unaudited consolidated financial statements.

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
		(As Restated)
Cash flows from operating activities:
Net loss	$(1,365,660)	$(430,439)
Adjustments to reconcile net loss to net
cash provided by (used in) operations
Depreciation, depletion and amortization	294,856	351,566
Unrealized loss on expected settlement of notes receivable	-	286,235
Benefit for income taxes	(423,100)	(198,300)
Accretion expense	30,100	27,540
Stock based compensation	544,230	-
Unrealized gain on oil and gas derivatives	-	(392)
Changes in current assets and liabilities	517,368	(100,254)
Net cash flows from operating activties	(402,206)	(64,044)

Cash flows from investing activities:
Purchase of property and equipment	(356,769)	(792,165)
Sale of property and equipment	-	11,657
Net cash flows from investing activities	(356,769)	(780,508)

Cash flows from financing activities:
Proceeds of private equity offering	600,000	-
Payments of long term debt	(516,826)	(505,234)
Proceeds from long term debt	-	1,023,879
Net cash flows from financing activities	83,174	518,645

Net decrease in cash and cash equivalents	(675,801)	(325,907)
Cash and cash equivalents at beginning of period	877,525	512,835

Cash and cash equivalents at end of period	$201,724	$186,928

Supplemental cash flow data:
Cash paid for interest	$63,327	$92,784
Accounts Payable for oil and gas properties	249,969	-
Common Stock for oil and gas properties	86,000	-
Non-cash additions to Notes Payable	49,264	-
Notes Payable assumed in sale of non-oil and gas properties	-	37,637

See accompanying notes to unaudited consolidated financial statements.

CAPROCK OIL, INC.
(formerly, Stratum Holdings, Inc.)
Notes to Consolidated Financial Statements
(Unaudited)

(1)           Basis of Presentation

Interim Financial Information – The accompanying consolidated financial statements have been prepared by Caprock Oil, Inc. (“we”, “our” or  the “Company”) without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of September 30, 2014, the results of its operations for the three month and nine month periods ended September 30, 2014 and 2013, and cash flows for the nine month periods ended September 30, 2014 and 2013.  Certain prior year amounts have been reclassified to conform with the current year presentation.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.

Restatement – The consolidated balance sheet as of December 31, 2013, the consolidated statement of operations for the three month and nine month periods ended September 30, 2013, and the consolidated statement of cash flows for the nine months ended September 30, 2013 have been retrospectively restated as a result of an acquisition of another company under common control with the Company, which was completed in March 2014, as further described in Note 2 below.

Recently Issued Accounting Pronouncements – In the nine months ended September 30, 2014, the Financial Accounting Standards Board issued several new Accounting Standards Updates which the Company believes will have little or no applicability to the Company.

(2)           Acquisition of Cinco NRG, LLC

On March 17, 2014, the Company completed the acquisition of Cinco NRG, LLC (“Cinco”), a private oil and gas company, which was under common control by its majority shareholder.  The Company acquired Cinco through the issuance of a total of 46,942,538 shares of its Common Stock.  As a result of this transaction, the members of Cinco owned approximately 95% of the Company’s total shares of Common Stock outstanding at the date of the acquisition.  In conjunction with this transaction, the Company also issued 1,250,000 shares of its Common Stock to an officer of the Company (see Note 9).  Cinco was formed in April 2013 to acquire working interests in specific oil and gas properties in the States of Texas and Alabama.  At present, Cinco has a 10% non-operated working interest in a producing oil field in Texas and a 50% non-operated working interest in three exploratory prospects in Alabama.  Cinco is now a wholly-owned subsidiary of the Company.

As noted above, the Company and Cinco were both under common control by a majority shareholder prior to this transaction.  Under the accounting rules for entities under common control, the Company has accounted for Cinco’s operations on a retrospective basis in the Company’s consolidated financial statements from the inception of Cinco in April 2013.  Accordingly, the consolidated balance sheet as of December 31, 2013, the consolidated statement of operations for the three month and nine month periods ended September 30, 2013, and the consolidated statement of cash flows for the nine months ended September 30, 2013 have been retrospectively restated in this report to reflect Cinco’s accounts at their historical amounts as of those dates.

(3)           Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and has a substantial working capital deficit as of September 30, 2014.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

In June 2013, the Company and the purchaser reached a preliminary agreement to settle a dispute regarding the outstanding balance of the Installment Notes.  The preliminary settlement agreement provided for the purchaser to make a one-time cash payment to the Company and to assume all of the Company’s remaining obligations, including any continent liabilities, related to its prior ownership of Decca.  The Company’s acceptance of the preliminary settlement on the Installment Notes resulted in a total pre-tax net loss to the Company in the amount of $536,235.  The Company had previously recognized an estimated loss provision in the year ended December 31, 2012 in the amount of $250,000, therefore, an additional loss provision was recognized in the nine months ended September 30, 2013 in the amount of $286,235.  The closing and funding of the definitive settlement occurred in December 2013.

(5)           Commodity Derivatives

Through December 31, 2013, the Company had a commodity derivative contract with a major energy company covering a portion of a subsidiary’s domestic oil production.  This contract consisted of a two year “costless collar,” with floor and ceiling prices of $80.00 and $108.00 per barrel, and expired on December 31, 2013.  For the periods of any open derivative contracts, the Company has applied “mark to market” accounting in accordance with ASC 815-20, “Accounting for Derivative Instruments and Hedging Activities,” and accounted for such contracts as non-hedging transactions, as defined in ASC 815-20.  Accordingly, we have reflected changes in fair value of open derivative contracts in current period earnings, based on “Level 3” inputs.  In the nine months ended September 30, 2013, the Company reported an unrealized derivative gain of $392, due to fair value changes.

(6)           Long Term Debt

As of September 30, 2014 and December 31, 2013, the Company had the following long-term debt obligations:

	September 30,	December 31,
	2014	2013
$25,000,000 line of credit with a bank, maturing on January 1, 2015, interest at 1.0% above prime (but not less than 5.5%) payable monthly, secured by first lien on CYMRI, LLC’s oil and gas properties, with a declining borrowing base of $1,386,000 as of September 30, 2014	$1,386,000	$1,836,000

Unsecured notes payable assumed in acquisition of Cinco NRG, LLC, payable with interest at 6% per annum on April 30, 2015	26,400	60,000

Other short term notes for automobile and insurance financing, interest rates at 6% to 8%	55,070	39,032

	1,467,470	1,935,032
Current portion of long term debt	(1,467,470)	(1,875,032)

Long term debt, net of current portion	$-	$60,000

Borrowings under the bank credit agreement secured by the oil and gas properties owned by CYMRI, LLC (“CYMRI”), a subsidiary in the Exploration & Production business, are subject to a borrowing base, which is periodically redetermined based on oil and gas reserves.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  As of September 30, 2014, there was no unutilized borrowing base under the credit agreement.

Effective January 1, 2014, the bank credit agreement was amended to redefine the borrowing base as declining by $50,000 per month while substantially retaining all other significant terms and extending the maturity for 12 months to January 1, 2015.  The Company was not in compliance with certain financial covenants under the credit agreement in the first three quarters of 2014; however, the bank has not taken any negative action with respect to such noncompliance.  As the extended debt is due in less than one year, the outstanding bank borrowings under the credit agreement are classified as a current liability as of September 30, 2014.

In September 2014, the Company financed its insurance program with a note payable in the amount of $49,264; payable over ten months in payments of $4,926 per month.

(7)           Stockholders’ Equity

In June 2014, the Company commenced a private equity offering of Unit securities with each Unit comprised of two shares of Common Stock and a Warrant to purchase one share of Common Stock, exercisable at $2.00 per share, at an offering price of $2.00 per Unit.  The Company intends to sell no more than 4,000,000 Units in this private equity offering with the proceeds to be used to fund capital expenditures for drilling and acquisition opportunities, ongoing exploration and production operations, as well as for general corporate purposes, including an increase in working capital and the possible repayment of debt.  Through September 30, 2014, the Company had sold a total of 300,000 Units to accredited investors in this offering, resulting in gross proceeds of $600,000.

In July 2014, the Company entered into a participation agreement to acquire a 20% working interest in a non-operated gas development project in Edwards County, Texas.  The Company acquired its working interest from the operator by the issuance of 120,000 shares of its restricted Common Stock, and by agreeing to assume the obligation for 20% of the costs of drilling an initial well which is expected to commence in December 2014.  Based on the terms in the participation agreement, the Company recorded the 120,000 shares of Common Stock at a total value of $86,000.

(8)           Net Loss Per Share

Basic income or loss per common share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period.  Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period under the Treasury Stock Method.  In the nine months ended September 30, 2014 and 2013, there were no dilutive common stock equivalents reflected in the determination of net loss per share as the effect would have been anti-dilutive.

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

Pursuant to the terms of the stock-based compensation plan, the Company made a grant of 240,000 freely tradable shares of its Common Stock in March 2014 to a consultant who performed certain services for the Company.  Based on quoted prices for the Company’s stock, the Company calculated the value of such issued shares at $132,000 and recorded an expense of that amount in the nine months ended September 30, 2014.  While a new stock-based compensation plan has not been formally approved, the Company has reserved 4,000,000 shares of Common Stock for future issuance under such a plan.

In conjunction with the acquisition of Cinco, the Company issued 1,250,000 shares of its restricted Common Stock to an officer of the Company in March 2014 (see Note 2).  The restricted shares will vest over a three year period and will be subject to buyback by the Company if the officer should terminate his employment prior to the end of such period.  Based on quoted prices for the Company’s stock, the Company calculated the value of such issued shares at $687,500 and will amortize that total amount of expense over a three year period.  During the nine months ended September 30, 2014, the Company recorded an amortized expense in the amount $133,680 for this grant.

In May 2014, the Company engaged a new Chief Executive Officer and granted him non-registered options to acquire 2,000,000 shares of its Common Stock at an exercise price of $0.65 per share, which was equal to the quoted price of its Common Stock on the date of the grant.  Of the non-registered options, 200,000 shares vested immediately and the remaining 1,800,000 shares will vest ratably over a three year period.  The estimated fair value of the option was calculated using a Black Scholes option pricing model based on the following assumptions: (a) Computed volatility – 187%; (b) Expected risk free interest rate – 1.6%; (c) Expected dividend yield – zero; (d) Expected option term – 4.4 years, calculated pursuant to the terms of ASC 718-10; and (e) Forfeitures – 0%, subject to adjustment for actual experience.  On the basis of these assumptions, the Company calculated the value of such non-registered options at $1,238,000 and will amortize that total amount of expense over a three year period.  During the nine months ended September 30, 2014, the Company recorded an amortized expense in the amount $278,550 for this grant.

For the grants summarized above, the Company recorded aggregate stock compensation expense in the nine months ended September 30, 2014 in the total amount of $544,230 and has total future unrecognized compensation expense as of that date in the amount of $1,513,270.

(10)        Related Party Transactions

Through its subsidiary, Cinco (see Note 2), the Company owns interests in various oil and gas properties including two separate properties operated by a company managed by one of the Company’s directors as follows: (i) Since August 2013, Cinco has had a 10% non-operated working interest in a producing oil field in Texas and has incurred the usual and customary charges from the related party operator for its share of the capital and operating costs of the field, under a standard industry joint operating agreement (“JOA”); and (ii) In July 2014, Cinco elected to participate as a 5% non-operated working interest owner in an exploratory well in Louisiana, operated by the same company, which was unsuccessful.  Accordingly, Cinco’s share of the dry hole costs incurred in this well, under a standard industry JOA, in the estimated amount of $128,450 has been added to the Company’s evaluated oil and gas property cost base as of September 30, 2014.

 (11)        Contingencies

From time to time the Company may become involved in litigation in the ordinary course of business.  At the present time, other than the Company’s disclosures below, the Company’s management is not aware of any such litigation or other legal proceedings that could have a material adverse effect on its results of operations, cash flows or financial condition.

Triumph Energy, Inc., a subsidiary in the Exploration & Production segment, and a former subsidiary which was sold in 2008, have been named as joint defendants in several lawsuits involving professional liability and other matters arising in the normal course of business in the State of Louisiana.  Most of these cases have been settled with little or no net cost to Triumph.  It is not practical at the present time to determine the amount or likelihood of an unfavorable outcome to the Company’s consolidated financial position or results of operations of any of the remaining actions against Triumph.  The Company believes that Triumph has meritorious defenses in each case and is vigorously defending these matters.  The Company has recorded no provision for estimated losses in these cases as of September 30, 2014.

In October 2008, an insurer for the Company’s inactive Construction Staffing subsidiary filed a lawsuit against the subsidiary alleging default on a premium finance obligation in the amount of approximately $200,000, plus interest and attorney’s fees.  The Company believes that its inactive Construction Staffing subsidiary has a meritorious position in this matter and has not engaged legal counsel to defend this case.  A default judgment was rendered in favor of the plaintiff in January 2011 and the Company has recorded an accrual for the subsidiary’s estimated loss exposure of approximately $100,000 as of September 30, 2014.

The Company, as a lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of September 30, 2014, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(12)         Subsequent Events

In October 2014, the Company implemented a “bridge loan” program whereby it has made short term borrowings from a group of individual lenders.  Amounts advanced under the bridge loan program accrue interest at the rate of 15% per annum, payable on a monthly basis, with the principal being due and payable within one year.  In the event of a prepayment, the bridge lenders will receive a prepayment penalty equal to the difference between 15% of the principal and the accrued interest earned to that point, with 50% of such penalty being paid in cash and the remaining 50% being paid in restricted shares of the Company’s Common Stock at an agreed upon value of $0.30 per share.  The bridge lenders have been granted a security interest on the Company’s producing oil and gas properties subordinated only to the mortgage held by its secured lender.  As of November 10, 2014, the Company had made borrowings of $700,000 under this program.

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

Results of Operations

The following discussion reflects the revenues and expenses for the three month and nine month periods ended September 30, 2014 and 2013, as reported in our consolidated financial statements and notes thereto included in Item 1.

Three months ended September 30, 2014 versus three months ended September 30, 2013 — Total revenues, not including interest income, for the three months ended September 30, 2014 were $640,000 compared to $639,000 for the three months ended September 30, 2013.

Revenues from oil and gas sales for the three months ended September 30, 2014 were $640,000 compared to $639,000 for the three months ended September 30, 2013.  In the three months ended September 30, 2014, revenues from oil production were $573,000, reflecting volumes of 6,296 barrels at an average price of $91.01 per barrel, while gas revenues were $67,000, reflecting volumes of 18,147 Mcf at an average price of $3.69 per Mcf.  On an overall basis, these amounts reflect an increase in production volumes of approximately 9%, resulting primarily from the incremental oil volumes attributable to the Cinco acquisition, nearly fully offset by a decrease in average oil and gas prices of approximately 9%.  We anticipate that our existing oil and gas production volumes will slowly decline in future periods while we expect continued volatility in oil and gas commodity prices in the future.

Lease operating expenses (“LOE”), including production taxes, were $356,000 for the three months ended September 30, 2014 versus $282,000 for the three months ended September 30, 2013.  This increase was largely due to certain non-recurring expenses.

Depreciation, depletion and amortization (“DD&A”) expense for the three months ended September 30, 2014 was $117,000 versus $111,000 for the three months ended September 30, 2013.  This increase was mostly due to the higher production volumes.

Accretion expense on asset abandonment obligations for the three months ended September 30, 2014 was $10,000 versus $9,000 for the three months ended September 30, 2013, essentially equivalent amounts in both periods.

Workover expenses for the three months ended September 30, 2014 were $123,000 versus $73,000 for the three months ended September 30, 2013, representing workovers on CYMRI’s and Triumph’s oil and gas properties.  This relatively small increase was due to workovers in CYMRI’s Kibbe field.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2014 were $420,000 versus $214,000 for the three months ended September 30, 2013.  This increase was largely due to non-cash stock compensation expense recorded in the third quarter of 2014 (see Note 9).

Interest expense for the three months ended September 30, 2014 was $20,000 versus $29,000 for the three months ended September 30, 2013.  This decrease was due to the decline in borrowings.

Loss on oil and gas derivatives for the three months ended September 30, 2014 was zero versus $1,000 for the three months ended September 30, 2013.  This fluctuation was due to the change in fair value of CYMRI’s outstanding oil and gas derivative contracts which expired in late 2013 (see Note 5).

Income taxes were a benefit of $79,000 for the three months ended September 30, 2014 compared to $26,000 for the three months ended September 30, 2013.  These benefit amounts reflected consolidated income tax rates of approximately 19% and 32%, respectively, with the comparatively lower benefit rate in the 2014 period due to non-deductible stock compensation expense.

Nine months ended September 30, 2014 versus nine months ended September 30, 2013 — Total revenues, not including interest income, for the nine months ended September 30, 2014 were $1,789,000 compared to $2,073,000 for the nine months ended September 30, 2013.

Revenues from oil and gas sales for the nine months ended September 30, 2014 were $1,789,000 compared to $2,073,000 for the nine months ended September 30, 2013.  In the nine months ended September 30, 2014, revenues from oil production were $1,596,000, reflecting volumes of 17,122 barrels at an average price of $93.21 per barrel, while gas revenues were $193,000, reflecting volumes of 47,650 Mcf at an average price of $4.05 per Mcf.  On an overall basis, these amounts reflect a decrease in production volumes of approximately 8%, resulting primarily from a major workover of CYMRI’s largest producing oil and gas well in the first quarter of 2014, further exacerbated by a decrease in average oil and gas prices of approximately 7%.  Following this workover, our production volumes have gradually returned to normal levels while we expect continued volatility in oil and gas commodity prices in the future.

Lease operating expenses (“LOE”), including production taxes, were $1,111,000 for the nine months ended September 30, 2014 versus $1,016,000 for the nine months ended September 30, 2013.  This increase was largely due to certain non-recurring expenses.

Depreciation, depletion and amortization (“DD&A”) expense for the nine months ended September 30, 2014 was $295,000 versus $352,000 for the nine months ended September 30, 2013.  This decrease was mostly due to the lower production volumes.

Accretion expense on asset abandonment obligations for the nine months ended September 30, 2014 was $30,000 versus $28,000 for the nine months ended September 30, 2013, essentially equivalent amounts in both periods.

Workover expenses for the nine months ended September 30, 2014 were $894,000 versus $163,000 for the nine months ended September 30, 2013, representing workovers on CYMRI’s and Triumph’s oil and gas properties.  This relatively small increase was due to the unanticipated workover of CYMRI’s largest producing oil and gas well in the first quarter of 2014 and the unexpectedly high workover costs of CYMRI’s largest water injection well in the second quarter of 2014; both of these wells were located in the Burnell Field.

Interest income for the nine months ended September 30, 2014 was less than $1,000 versus $50,000 for the nine months ended September 30, 2013.  This reduction resulted from the absence of interest income on long-term notes receivable which were settled in late 2013 (see Note 4).

Interest expense for the nine months ended September 30, 2014 was $63,000 versus $104,000 for the nine months ended September 30, 2013.  This decrease was due to the decline in borrowings.

Loss on expected settlement of notes receivable was zero for the nine months ended September 30, 2014 versus $286,000 for the nine months ended September 30, 2013.  The prior year amount reflects the estimated loss on a settlement of the notes receivable issued in the 2011 sale of a former subsidiary (see Note 4).

Gain on oil and gas derivatives for the nine months ended September 30, 2014 was zero versus less than $1,000 for the nine months ended September 30, 2013.  This fluctuation was due to the change in fair value of CYMRI’s outstanding oil and gas derivative contracts which expired in late 2013 (see Note 5).

Income taxes were a benefit of $423,000 for the nine months ended September 30, 2014 compared to $198,000 for the nine months ended September 30, 2013.  These benefit amounts reflected consolidated income tax rates of approximately 23% and 32%, respectively, with the comparatively lower benefit rate in the 2014 period due to non-deductible stock compensation expense.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities for the nine months ended September 30, 2014 was $402,000 compared to $64,000 for the nine months ended September 30, 2013.  This difference was primarily due to the comparatively higher cash operating loss in the first three quarters of 2014.

Investing activities.  Net cash used in investing activities was $357,000 for the nine months ended September 30, 2014 compared to $781,000 for the nine months ended September 30, 2013.  The amounts in both periods largely reflect capital expenditures related to Cinco’s oil and gas properties.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2014 was $83,000 versus $519,000 for the nine months ended September 30, 2013.  Proceeds of a private equity offering in the 2014 period of $600,000 (see Note 7), and convertible debt issued for Cinco’s oil and gas properties in the 2013 period of $1,024,000, were partially offset by essentially equivalent debt payments in both periods.

As disclosed in Note 6, a substantial portion of our existing long term debt is in the form of a bank credit facility secured by CYMRI/Triumph’s producing oil and gas properties.  Borrowings under the bank credit agreement are subject to a borrowing base, which is periodically redetermined, based on oil and gas reserves.  Such short term borrowings amounted to $1,386,000 as of September 30, 2014.  The bank credit agreement does not require monthly principal payments so long as outstanding borrowings are less than a declining borrowing base.  Effective January 1, 2014, the bank credit agreement was amended to redefine the declining borrowing base and retain all other significant terms while extending the maturity for 12 months to January 1, 2015.  As of September 30, 2014, the bank credit agreement will mature in less than one year.

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

In order to provide an equity underpinning for the increased capital expenditures related to our recently acquired oil and gas properties, we are currently undertaking a private equity offering in the form of Unit securities.  As disclosed in Note 7, we closed the initial tranche of this private equity offering in the second and third quarters of 2014 in the amount of $600,000.  While we are continuing our efforts on the private equity offering, we expect to meet our near term capital expenditure needs largely through borrowings under an anticipated mezzanine credit facility, which is projected to close in the fourth quarter of 2014, as further described below.

In October 2014, we reached substantive agreement with a mezzanine lender for a three year credit facility with an initial availability of $8,500,000.  This facility is to be used to repay existing debt as well as for development operations and general corporate purposes.  The stated annual interest rate on outstanding borrowings under the facility is expected to be approximately 12% with an additional equity “kicker” which is contemplated to be in the form of an overriding royalty interest in all of the Company’s current and future properties, producing and non-producing, during the term of the facility.  The lender will be granted a security interest in all of the Company’s current and future properties and other assets during the term of the facility.  The facility will include typical financial ratio coverage covenants.  Closing of the facility is subject to standard documentation requirements and completion of the lender’s due diligence and is anticipated to occur in early December 2014.  Upon closing, the Company expects to fully pay the outstanding borrowings to its secured bank lender (see Note 6) as well as to its subordinated bridge loan lenders (see Note 12).

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and presently has a working capital deficit in the amount of $3,607,000.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures

As of September 30, 2014, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our internal controls over financial reporting which encompasses our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective because of a lack of segregation of duties, as described in Item 9A. (b) of our Annual Report on Form 10-K for the year ended December 31, 2013, which we view as an integral part of our disclosure controls and procedures.

The lack of segregation of duties referenced above represents a material weakness in our internal controls over financial reporting.  Notwithstanding this weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended September 30, 2014.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

CAPROCK OIL, INC.

November 10, 2014	By:	/s/ D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer