Form 10-Q
period 2015-03-31
Caprock Oil, Inc.
filed 2015-05-08
CIK 1277998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015
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

The number of shares outstanding of Common Stock, par value $.01 per share, as of May 8, 2015 was 51,813,477 shares.

CAPROCK OIL, INC.
FORM 10-Q
MARCH 31, 2015

CAPROCK OIL, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$54,650	$80,025
Accounts receivable (net of allowance for doubtful accounts of $228,574)	145,633	270,132
Prepaid expenses and other	34,909	49,586
Total current assets	235,192	399,743

Property and equipment:
Oil and gas properties, evaluated (full cost method)	16,137,554	16,046,178
Oil and gas properties, unevaluated (full cost method)	604,589	1,005,603
Other property and equipment	40,978	40,978
Total property and equipment	16,783,121	17,092,759
Less: Accumulated depreciation, depletion, amortization and impairment	(11,631,146)	(10,536,660)
Net property and equipment	5,151,975	6,556,099

Other assets:
Other noncurrent assets	5,237	5,238
Total other assets	5,237	5,238

Total assets	$5,392,404	$6,961,080

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$2,072,797	$2,052,040
Accounts payable - related party	-	217,724
Accounts payable - others	1,080,995	931,088
Accrued liabilities	1,629,778	1,575,144
Total current liabilities	4,783,570	4,775,996

Deferred income taxes	263,900	803,800
Asset retirement obligations	487,150	479,165
Total liabilities	5,534,620	6,058,961

Stockholders’ equity (deficit):
Preferred stock, $.01 par value per share, 1,000,000 shares authorized,
None issued	-	-
Common stock, $.01 par value per share, 200,000,000 shares authorized,
51,813,477 shares and 51,808,276 shares, issued and outstanding	518,134	518,082
Additional paid in capital	15,172,004	15,018,429
Accumulated deficit	(15,832,354)	(14,634,392)
Total stockholders’ equity (deficit)	(142,216)	902,119

Total liabilities and stockholders’ equity (deficit)	$5,392,404	$6,961,080

See accompanying notes to unaudited consolidated financial statements.

CAPROCK OIL, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Oil and gas sales	$162,200	$504,625
Total revenues	162,200	504,625

Operating expenses:
Lease operating expense	257,663	373,932
Depreciation, depletion and amortization	96,561	74,822
Impairment expense	997,924	-
Accretion expense	10,720	9,810
Workover expense	68,185	382,440
Selling, general and administrative	401,436	393,117
Total operating expenses	1,832,489	1,234,121

Operating loss	(1,670,289)	(729,496)

Other income (expense):
Interest income	14	226
Interest expense	(67,587)	(21,158)

Loss before income taxes	(1,737,862)	(750,428)
Benefit for income taxes	539,900	203,800
Net loss	$(1,197,962)	$(546,628)

Net loss per share, basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding, basic and diluted	51,811,781	49,825,015

 See accompanying notes to unaudited consolidated financial statements.

CAPROCK OIL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,197,962)	$(546,628)
Adjustments to reconcile net loss to net
cash provided by (used in) operations
Depreciation, depletion and amortization	96,561	74,822
Impairment expense	997,924	-
Benefit for income taxes	(539,900)	(203,800)
Accretion expense	10,720	9,810
Stock based compensation	150,142	151,097
Changes in current assets and liabilities	318,149	499,685
Other changes, net	3,485	-
Net cash flows from operating activties	(160,881)	(15,014)

Cash flows from investing activities:
Purchase of property and equipment	(146,188)	(142,019)
Sale of property and equipment	260,937	-
Net cash flows from investing activities	114,749	(142,019)

Cash flows from financing activities:
Payments of long term debt	(139,243)	(197,466)
Net shareholder advances	160,000	-
Net cash flows from financing activities	20,757	(197,466)

Net decrease in cash and cash equivalents	(25,375)	(354,499)
Cash and cash equivalents at beginning of period	80,025	877,525

Cash and cash equivalents at end of period	$54,650	$523,026

Supplemental cash flow data:
Cash paid for interest	$65,444	$21,118

Supplemental non-cash financing/investing activity:
Accounts payable incurred for oil and gas properties	46,908	-
Accounts payable paid upon sale of property	239,063	-

See accompanying notes to unaudited consolidated financial statements.

CAPROCK OIL, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)           Basis of Presentation

Interim Financial Information – The accompanying consolidated financial statements have been prepared by Caprock Oil, Inc. (“we”, “our” or  the “Company”) without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of March 31, 2015, the results of its operations for the three month periods ended March 31, 2015 and 2014, and cash flows for the three month periods ended March 31, 2015 and 2014.  Certain prior year amounts have been reclassified to conform with the current year presentation.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Pronouncements – In early 2015, the Financial Accounting Standards Board issued several new Accounting Standards Updates which the Company believes will have little or no applicability to the Company.

(2)           Acquisition of Cinco NRG, LLC

On March 17, 2014, the Company completed the acquisition of Cinco NRG, LLC (“Cinco”), a private oil and gas company, which was under common control by its majority shareholder.  The Company acquired Cinco through the issuance of a total of 46,942,538 shares of its Common Stock.  As a result of this transaction, the members of Cinco owned approximately 95% of the Company’s total shares of Common Stock outstanding at the date of the acquisition.  In conjunction with this transaction, the Company also issued 1,250,000 shares of its Common Stock to an officer of the Company (see Note 7).  Cinco was formed in April 2013 to acquire working interests in specific oil and gas properties in the States of Texas and Alabama.  At the time of the acquisition, Cinco had a small working interest in a producing oil field in Texas and working interests in several exploratory prospects in Alabama.  Cinco is now a wholly-owned subsidiary of the Company.

As noted above, the Company and Cinco were both under common control by a majority shareholder prior to this transaction.  Under the accounting rules for entities under common control, the Company has accounted for Cinco’s operations on a retrospective basis in the Company’s consolidated financial statements from the inception of Cinco in April 2013.

(3)           Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and has a substantial working capital deficit as of March 31, 2015.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

(4)           Oil & Gas Properties

As of March 31, 2015, the Company recorded a non-cash impairment allowance to the carrying value of its oil and gas properties in the amount of $997,924.  This adjustment resulted from applying the “ceiling test” limitation under the full cost accounting rules which limit the capitalized costs of evaluated properties to the aggregate of the “estimated present value,” discounted at a 10-percent interest rate, of future net revenues from proved reserves, based on current economic and operating conditions.

As of March 31, 2015, the Company has several exploratory projects with capitalized costs of $604,589 that were reflected in unevaluated properties (such amount excludes the cost of an exploratory project of $550,089, which was transferred to evaluated properties in the three months ended March 31, 2015).  Capitalized costs of the remaining projects have not been evaluated, therefore, no related depreciation, depletion and amortization expense was recorded as of March 31, 2015.  An evaluation of these projects is largely expected to occur by December 31, 2015.

In January 2015, the Company sold its non-operated working interest in a producing field in Texas to the company which is the operator of the field (see Note 8).  The cash sales price was $500,000, subject to adjustments for unpaid revenues and expenditures incurred through the effective date (January 1, 2015).  After taking such adjustments into account, the Company received net cash proceeds from the sale in the amount of approximately $261,000.  No gain or loss was recognized on this sale.

(5)           Long Term Debt

As of March 31, 2015 and December 31, 2014, the Company had the following long-term debt obligations:

	March 31,	December 31,
	2015	2014
$25,000,000 line of credit with a bank, maturing on January 1, 2015, default interest rate at 5.0% above prime, payable monthly, secured by first lien on CYMRI, LLC’s oil and gas properties (principal balance was due as of January 1, 2015)	$1,286,000	$1,286,000

Bridge loans from individuals, due in October 2015, interest at 15% per annum, payable monthly, with second position security interest on oil and gas properties pledged to the bank (see above) and first position security interest on other oil and gas properties	600,000	700,000

Working capital advances received from major shareholder in February and March 2015, with same security interest and other provisions as bridge loans (above), to be repaid upon closing of new financing or other liquidity event	160,000	-

Unsecured notes payable assumed in acquisition of Cinco NRG, LLC, final installment due and paid in February 2015	-	25,000

Other short term notes for equipment and insurance financing, interest rates at 6% to 8%	26,797	41,040

	2,072,797	2,052,040
Current portion of long term debt	(2,072,797)	(2,052,040)

Long term debt, net of current portion	$-	$-

Borrowings under the bank credit agreement secured by the oil and gas properties of our subsidiaries, CYMRI, LLC (“CYMRI”) and Triumph Energy, Inc. (“Triumph”), were subject to a borrowing base, dependent on oil and gas reserves.  Pursuant to the latest borrowing base determination, the Company was required to make principal payments of $50,000 per month during 2014.  Such principal payments were made in the first eleven months of the year, however, the Company did not make the required monthly principal payment in December 2014.

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

In October 2014, the Company implemented a “bridge loan” program whereby it made short term borrowings from a group of individual lenders in the amount of $700,000.  Amounts advanced under the bridge loan program accrue interest at the rate of 15% per annum, payable on a monthly basis, with the principal being due and payable within one year.  In the event of a prepayment, the bridge lenders receive a prepayment penalty equal to the difference between 15% of the principal and the accrued interest earned to that point, with such penalty being paid either in cash or in restricted shares of the Company’s Common Stock at an agreed upon value of $0.30 per share.  The bridge lenders were granted a subordinated security interest in the Company’s assets.  In conjunction with the sale of a small producing property in January 2015 (see Note 4), the Company made a partial payment to the bridge lenders in the total amount of $100,000 and also paid prepayment penalties consisting of cash in the amount of $9,273 and 5,201 shares of the Company’s restricted Common Stock.

(6)           Net Loss Per Share

Basic income or loss per common share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period.  Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period and potentially dilutive common share equivalents, consisting of stock options and warrants, under the Treasury Stock Method. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive.  In the three months ended March 31, 2015 and 2014, there were no dilutive common stock equivalents reflected in the determination of net loss per share as the effect would have been anti-dilutive.

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

In conjunction with the acquisition of Cinco, the Company issued 1,250,000 shares of its restricted Common Stock to an officer of the Company in March 2014 (see Note 2).  The restricted shares will vest over a three year period.  Based on quoted prices for the Company’s stock, the Company calculated the value of such issued shares at $687,500 and will amortize that total amount of expense over a three year period.  In the three month periods ended March 31, 2015 and 2014, the Company recorded amortized expense in the amounts of $57,292 and $19,097, respectively, for this grant.

In May 2014, the Company engaged a new Chief Executive Officer and granted him non-registered options to acquire 2,000,000 shares of its Common Stock at an exercise price of $0.65 per share, which was equal to the quoted price of its Common Stock on the date of the grant.  Of these options, 200,000 shares vested immediately and the remaining 1,800,000 shares will vest ratably over a three year period.  The estimated fair value of the option was calculated using a Black Scholes option pricing model based on the following assumptions: (a) Computed volatility – 187%; (b) Expected risk free interest rate – 1.6%; (c) Expected dividend yield – zero; (d) Expected option term – 4.4 years, calculated pursuant to the terms of ASC 718-10; and (e) Forfeitures – 0%, subject to adjustment for actual experience.  On the basis of these assumptions, the Company calculated the value of such options at $1,238,000 and will amortize that total amount of expense over a three year period.  During the three months ended March 31, 2015, the Company recorded an amortized expense in the amount $92,850 for this grant.  The intrinsic value of such non-registered options is zero and there are no other options currently outstanding.

For the grants summarized above, the Company recorded aggregate stock compensation expense in the amounts of $150,142 and $151,097, respectively, in the three month periods ended March 31, 2015 and 2014.  As of March 31, 2015, the Company has total future unrecognized compensation expense in the amount of $1,212,988.

(8)           Related Party Transactions

A member of the Company’s Board of Directors is the president of a private oil and gas company which has a substantial number of oil and gas properties in Texas and Louisiana.  Cinco owned a 10% working interest in a producing field in Texas operated by this company (through January 2015) and also participated for a 5% working interest in the drilling of an unsuccessful well operated by this company in Louisiana in July 2014.  In both instances, this company billed Cinco for its share of the capital and operating costs of the properties under a standard industry joint operating agreement.  Cinco’s resulting accounts payable balance with this company in the amount of $217,724 at December 31, 2014, was repaid in conjunction with the sale transaction in January 2015 (see Note 4).

In the three months ended March 31, 2015, the Company received short-term working capital advances from a major shareholder in the amount of $160,000 (see Note 5).

(9)          Contingencies

From time to time the Company may become involved in litigation in the ordinary course of business.  At the present time, other than the Company’s disclosures below, the Company’s management is not aware of any such litigation or other legal proceedings that could have a material adverse effect on its results of operations, cash flows or financial condition.

Triumph Energy, Inc., a current subsidiary, and a former subsidiary which was sold in 2008, were named as joint defendants in several lawsuits involving professional liability and other matters arising in the normal course of business in the State of Louisiana, most of which were settled at no net cost to Triumph.  At present, there is only one such remaining case which is expected to be settled shortly at no net cost to Triumph.  Accordingly, the Company has recorded no loss provision as of March 31, 2015.

In October 2008, an insurer for the Company’s inactive Construction Staffing subsidiary filed a lawsuit against the subsidiary alleging default on a premium finance obligation in the amount of approximately $200,000, plus interest and attorney’s fees.  The Company believes that its inactive Construction Staffing subsidiary has a meritorious position in this matter and has not engaged legal counsel to defend this case.  A default judgment was rendered in favor of the plaintiff in January 2011 and the Company has recorded an accrual for the subsidiary’s estimated loss exposure of approximately $100,000 as of March 31, 2015.

The Company, as a lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of March 31, 2015, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(10)         Subsequent Events

In the first quarter of 2015, the Company received a notice from a suspended royalty owner claiming entitlement to prior years’ production revenues, which were previously accrued as a liability by the Company.  In April 2015, the Company reached an agreement in principle with the suspended royalty owner providing for the payment of approximately $90,000 of this liability on a near term basis and the payment of the remainder, plus accrued interest from the agreement date, over a multi-year period.

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

Overview

We are an energy company operating in the Exploration & Production business.  In that business, our two “legacy” subsidiaries, CYMRI, LLC and Triumph Energy, Inc., maintain working interests in approximately 45 producing oil and gas wells in Texas and Louisiana, with average net production capacity of approximately 100 barrels of oil equivalent per day.

On March 17, 2014, we completed the acquisition of Cinco NRG, LLC (“Cinco”), a private oil and gas company, which was under common control by our majority shareholder.  We acquired Cinco through the issuance of a total of 46,942,538 shares of our Common Stock.  At the time of the acquisition, Cinco had a small working interest in a producing field in Texas as well as working interests in several exploratory prospects in Alabama.  Under the accounting rules for entities under common control, we have reflected Cinco’s operations on a retroactive basis in our consolidated financial statements from the inception of Cinco in April 2013.

Results of Operations

The following discussion reflects the revenues and expenses for the three month periods ended March 31, 2015 and 2014, as reported in our consolidated financial statements and notes thereto included in Item 1.

Three months ended March 31, 2015 versus three months ended March 31, 2014 — Total revenues, not including interest income, for the three months ended March 31, 2015 were $162,000 compared to $505,000 for the three months ended March 31, 2014.

Revenues from oil and gas sales for the three months ended March 31, 2015 were $162,000 compared to $505,000 for the three months ended March 31, 2014.  In the three months ended March 31, 2015, revenues from oil production were $134,000, reflecting volumes of 3,634 barrels at an average price of $36.87 per barrel, while gas revenues were $28,000, reflecting volumes of 11,687 Mcf at an average price of $2.39 per Mcf.  On an overall basis, these amounts reflect a decrease in production volumes of approximately 21%, resulting primarily from the shutin of CYMRI’s largest producing oil and gas well in February 2015 as well as the sale of Cinco’s interest in a producing oil field in January 2015, further compounded by a dramatic decrease in average oil and gas prices of approximately 59%.  Until such time as we are able to return CYMRI’s largest producing well to production, we anticipate continuing declines in our comparative oil and gas production volumes while we expect continued volatility in oil and gas commodity prices in the future.

Lease operating expenses (“LOE”), including production taxes, were $258,000 for the three months ended March 31, 2015 versus $374,000 for the three months ended March 31, 2014.  This decrease was largely due to a decline in production volumes in the first quarter of 2015.

Depreciation, depletion and amortization expense for the three months ended March 31, 2015 was $97,000 versus $75,000 for the three months ended March 31, 2014.  This increase was mostly due to higher depletion rates.

Impairment expense for the three months ended March 31, 2015 was $998,000 versus zero for the three months ended March 31, 2014.  This increase was due to the full cost ceiling test adjustment recorded in the three months ended March 31, 2015 (see Note 4).

Accretion expense on asset abandonment obligations for the three months ended March 31, 2015 was $11,000 versus $10,000 for the three months ended March 31, 2014, essentially equivalent amounts in both periods.

Workover expenses for the three months ended March 31, 2015 were $68,000 versus $382,000 for the three months ended March 31, 2014, representing workovers on CYMRI’s and Triumph’s oil and gas properties.  This decrease was due to the major workover of CYMRI’s largest producing oil and gas well in the first quarter of 2014 (as previously noted, this same well was shutin in February 2015 and currently remains off production).

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2015 were $401,000 compared to $393,000 for the three months ended March 31, 2014.  This relatively small increase was not considered to be significant.

Interest expense for the three months ended March 31, 2015 was $68,000 versus $21,000 for the three months ended March 31, 2014.  This increase was mostly due to incremental borrowings at a higher interest rate.

Income taxes were a benefit of $540,000 for the three months ended March 31, 2015 compared to $204,000 for the three months ended March 31, 2014.  These benefit amounts reflected consolidated income tax rates of approximately 31% and 27%, respectively.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities for the three months ended March 31, 2015 was $161,000 compared to $15,000 for the three months ended March 31, 2014.  This difference was primarily due to the comparative changes in current assets and current liabilities.

Investing activities.  Net cash provided by investing activities was $115,000 for the three months ended March 31, 2015 compared to net cash used in investing activities of $142,000 for the three months ended March 31, 2014.  This increase was largely due to the proceeds from the sale of Cinco’s interest in a producing oil field in January 2015 (see Note 4).

Financing activities. Net cash provided by financing activities was $21,000 for the three months ended March 31, 2015 compared to net cash used in financing activities of $197,000 for the three months ended March 31, 2014.  This relative difference was chiefly due to shareholder advances received in the current period.

As disclosed in Note 5, a substantial portion of our existing long term debt is in the form of a bank credit facility secured by CYMRI/Triumph’s producing oil and gas properties.  Borrowings under the bank credit agreement were subject to a borrowing base, dependent on oil and gas reserves.  We have not made any required principal payments since December 2014 and are, therefore, in default of the credit agreement.  Under its terms, the credit agreement expired on January 1, 2015, and we are continuing to negotiate with the bank on a resolution of the outstanding borrowings of $1,286,000 under the expired credit agreement.  We are presently pursuing a sale of a majority of our producing properties to another company in order to be in position to pay off such outstanding borrowings and to establish the basis for an essentially new business plan.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and presently has a working capital deficit in the amount of $4,548,000.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  See our Annual Report on Form 10-K for the year ended December 31, 2014 for a further description of our critical accounting policies and estimates.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information for this Item is not required as the Registrant is a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.                  CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures

As of March 31, 2015, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our internal controls over financial reporting which encompasses our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective because of a lack of segregation of duties, as described in Item 9A. (b) of our Annual Report on Form 10-K for the year ended December 31, 2014, which we view as an integral part of our disclosure controls and procedures.

The lack of segregation of duties referenced above represents a material weakness in our internal controls over financial reporting.  Notwithstanding this weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended March 31, 2015.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

CAPROCK OIL, INC.

May 8, 2015	By:	/s/ D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer