Form 10-Q
period 2015-06-30
Stack-It Storage, Inc.
filed 2015-08-11
CIK 1277998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015
Commission File No. 000-51229

STACK-IT STORAGE, INC.
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

Large accelerated filer    ☐      Accelerated filer     ☐    Non-accelerated filer    ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares outstanding of Common Stock, par value $.01 per share, as of August 11, 2015 was 15,598,015 shares.

STACK-IT STORAGE, INC.
 (formerly, Caprock Oil, Inc.)
FORM 10-Q
JUNE 30, 2015

STACK-IT STORAGE, INC.
 (formerly, Caprock Oil, Inc.)
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$394,487	$80,025
Accounts receivable (net of allowance for doubtful accounts of $228,574)	122,429	270,132
Prepaid expenses and other	20,266	49,586
Total current assets	537,182	399,743

Property and equipment:
Oil and gas properties, evaluated (full cost method)	7,501,897	16,046,178
Oil and gas properties, unevaluated (full cost method)	214,018	1,005,603
Other property and equipment	40,978	40,978
Total property and equipment	7,756,893	17,092,759
Less: Accumulated depreciation, depletion, amortization and impairment	(7,188,953)	(10,536,660)
Net property and equipment	567,940	6,556,099

Other assets:
Other noncurrent assets	5,238	5,238
Total other assets	5,238	5,238

Total assets	$1,110,360	$6,961,080

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt - related party	$125,000	$-
Current portion of long-term debt - other	12,295	2,052,040
Accounts payable - related party	-	217,724
Accounts payable - other	349,675	931,088
Accrued liabilities	654,909	1,575,144
Total current liabilities	1,141,879	4,775,996

Deferred income taxes	155,000	803,800
Asset retirement obligations	105,580	479,165
Total liabilities	1,402,459	6,058,961

Stockholders’ equity (deficit):
Preferred stock, $.01 par value per share, 1,000,000 shares authorized,
None issued	-	-
Common stock, $.01 par value per share, 200,000,000 shares authorized,
5,181,348 shares and 5,180,828 shares, issued and outstanding	51,813	51,808
Additional paid in capital	15,788,467	15,484,703
Accumulated deficit	(16,132,379)	(14,634,392)
Total stockholders’ equity (deficit)	(292,099)	902,119

Total liabilities and stockholders’ equity (deficit)	$1,110,360	$6,961,080

See accompanying notes to unaudited consolidated financial statements.

STACK-IT STORAGE, INC.
 (formerly, Caprock Oil, Inc.)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2015	2014
Revenues:
Oil and gas sales	$110,424	$644,568
Total revenues	110,424	644,568

Operating expenses:
Lease operating expense	173,912	381,115
Depreciation, depletion and amortization	51,237	103,409
Impairment expense	397,300	-
Accretion expense	2,325	10,030
Workover expense	-	388,878
Selling, general and administrative	379,788	370,811
Gain on creditor settlements	(523,815)	-
Total operating expenses	480,747	1,254,243

Operating loss	(370,323)	(609,675)

Other income (expense):
Interest income	73	89
Interest expense	(100,167)	(22,148)

Loss before income taxes	(470,417)	(631,734)

Benefit for income taxes:
Current	61,492	-
Deferred	108,900	140,100

Net loss	$(300,025)	$(491,634)

Net loss per share, basic and diluted	$(0.06)	$(0.10)

Weighted average shares outstanding, basic and diluted	5,181,348	5,109,377

 See accompanying notes to unaudited consolidated financial statements.

STACK-IT STORAGE, INC.
 (formerly, Caprock Oil, Inc.)
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Revenues:
Oil and gas sales	$272,624	$1,149,193
Total revenues	272,624	1,149,193

Operating expenses:
Lease operating expense	431,575	755,047
Depreciation, depletion and amortization	147,798	178,231
Impairment expense	1,395,224	-
Accretion expense	13,045	19,840
Workover expense	68,185	771,318
Selling, general and administrative	781,224	763,928
Gain on creditor settlements	(523,815)	-
Total operating expenses	2,313,236	2,488,364

Operating loss	(2,040,612)	(1,339,171)

Other income (expense):
Interest income	87	315
Interest expense	(167,754)	(43,306)

Loss before income taxes	(2,208,279)	(1,382,162)

Benefit for income taxes:
Current	61,492	-
Deferred	648,800	343,900

Net loss	$(1,497,987)	$(1,038,262)

Net loss per share, basic and diluted	$(0.29)	$(0.21)

Weighted average shares outstanding, basic and diluted	5,181,264	5,046,540

 See accompanying notes to unaudited consolidated financial statements.

STACK-IT STORAGE, INC.
 (formerly, Caprock Oil, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,497,987)	$(1,038,262)
Adjustments to reconcile net loss to net
cash provided by (used in) operations
Depreciation, depletion and amortization	147,798	178,231
Impairment expense	1,395,224	-
Benefit for income taxes (deferred)	(648,800)	(343,900)
Accretion expense	13,045	19,840
Stock based compensation	300,284	370,688
Gain on creditor settlements	(523,815)	-
Changes in current assets and liabilities	(126,141)	557,526
Other changes, net	3,485	-
Net cash flows from operating activities	(936,907)	(255,877)

Cash flows from investing activities:
Purchase of property and equipment	(146,188)	(163,940)
Sale of property and equipment	2,026,302	-
Net cash flows from investing activities	1,880,114	(163,940)

Cash flows from financing activities:
Proceeds of long term debt - related parties	345,000	-
Proceeds of private equity offering	-	500,000
Payments of long term debt - related parties	(220,000)	-
Payments of long term debt - others	(753,745)	(360,749)
Net cash flows from financing activities	(628,745)	139,251

Net increase (decrease) in cash and cash equivalents	314,462	(280,566)
Cash and cash equivalents at beginning of period	80,025	877,525

Cash and cash equivalents at end of period	$394,487	$596,959

Supplemental cash flow data:
Cash paid for interest	$165,481	$43,227

Supplemental non-cash financing/investing activity:
Notes payable paid upon sale of property	1,286,000	-
Accounts payable paid upon sale of property	239,063	-
Asset retirement obligations reduced upon sale of property	383,895	-
Accrued liabilities reduced upon sale of property	653,330	-
Accounts payable incurred for oil and gas properties	-	193,072

See accompanying notes to unaudited consolidated financial statements.

STACK-IT STORAGE, INC.
(formerly, Caprock Oil, Inc.)
Notes to Consolidated Financial Statements
(Unaudited)

(1)           Basis of Presentation

Interim Financial Information – The accompanying consolidated financial statements have been prepared by Stack-it Storage, Inc., formerly, Caprock Oil, Inc. (“we”, “our” or  the “Company”), without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of June 30, 2015, the results of its operations for the three month and six month periods ended June 30, 2015 and 2014, and cash flows for the three month and six month periods ended June 30, 2015 and 2014.  Certain prior year amounts have been reclassified to conform with the current year presentation.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

Name Change and Reverse Stock Split – Effective July 17, 2015, the Company changed its name from Caprock Oil, Inc. to Stack-it Storage, Inc. and completed a 1-for-10 reverse split of its Common Stock.  Accordingly, all Common Stock share and per share amounts in the consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.  Following the sale of a substantial portion of the Company’s oil and gas properties to another company in May 2015 (see Note 2), the Company expects to continue to maintain ownership of its remaining oil and gas properties for the foreseeable future while it also plans to seek new business opportunities as an owner and operator of self-storage facilities.

Recently Issued Accounting Pronouncements – In the six months ended June 30, 2015, the Financial Accounting Standards Board issued several new Accounting Standards Updates which the Company believes will have little or no applicability to the Company.

(2)           Sales of Oil & Gas Properties

In May 2015, the Company sold all of its working interests in three operated oil and gas fields in Texas to another oil and gas company.  The cash sales price received at closing was $3,100,000, which is subject to a post-closing adjustment for the net revenues and expenditures attributable to the properties in the period from the effective date, January 1, 2015, to the closing date.  In July, 2015, the amount of the post-closing adjustment was determined by mutual agreement of both parties to be less than $5,000.   The net proceeds of this sale were largely used to pay off the Company’s long term debt (see Note 7).  Asset retirement obligations of $383,895 were assumed by the buyer and other liabilities in the amount of $653,330 were reduced in this sale.  No gain or loss was recognized on this sale.

In January 2015, the Company sold its non-operated working interest in a producing oil field in Texas to the company which is the operator of the field (see Note 11).  The cash sales price was $500,000, subject to adjustments for unpaid revenues and expenditures incurred through the effective date, January 1, 2015.  After taking such adjustments into account, the Company received net cash proceeds from the sale in the amount of approximately $261,000.  No gain or loss was recognized on this sale.

(3)           Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from operations in the last two years and has a substantial working capital deficit as of June 30, 2015.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

(4)           Acquisition of Cinco NRG, LLC

On March 17, 2014, the Company completed the acquisition of Cinco NRG, LLC (“Cinco”), a private oil and gas company, which was under common control by its majority shareholder.  The Company acquired Cinco through the issuance of a total of 4,694,254 shares of its Common Stock.  As a result of this transaction, the members of Cinco owned approximately 95% of the Company’s total shares of Common Stock outstanding at the date of the acquisition.  In conjunction with this transaction, the Company also issued 125,000 shares of its Common Stock to an officer of the Company (see Note 10).  Cinco was formed in April 2013 to acquire working interests in specific oil and gas properties in the States of Texas and Alabama.  At the time of the acquisition, Cinco had a small working interest in a producing oil field in Texas and working interests in several exploratory prospects in Alabama.  Cinco is now a wholly-owned subsidiary of the Company.

As noted above, the Company and Cinco were both under common control by a majority shareholder prior to this transaction.  Under the accounting rules for entities under common control, the Company has accounted for Cinco’s operations on a retrospective basis in the Company’s consolidated financial statements from the inception of Cinco in April 2013.

(5)           Oil & Gas Properties

In the six months ended June 30, 2015, the Company recorded a total non-cash impairment allowance to the carrying value of its oil and gas properties in the amount of $1,395,224 (of this amount, $397,300 was recorded in the three months ended June 30, 2015, while the remaining $997,924 was recorded in the three months ended March 31, 2015).  Such adjustments resulted from applying the quarterly “ceiling test” limitations under the full cost accounting rules during a period of rapidly declining oil prices.  These rules limit the capitalized costs of evaluated properties to the aggregate of the “estimated present value,” discounted at a 10-percent interest rate, of future net revenues from proved reserves, based on current economic and operating conditions.

As of June 30, 2015, the Company has exploratory projects with capitalized costs of $214,018 that were reflected in unevaluated properties (such amount excludes the costs of exploratory projects of $923,115, which were transferred to evaluated properties in the six months ended June 30, 2015).  Capitalized costs of the remaining projects have not been evaluated, therefore, no related depreciation, depletion and amortization expense was recorded as of June 30, 2015.  An evaluation of these projects is largely expected to be completed by December 31, 2015.

(6)           Creditor Settlements

In June 2015, the Company reached agreements with various unsecured creditors to settle outstanding payable balances at substantially discounted amounts from the recorded liabilities in exchange for immediate payments of the discounted amounts.  In accordance with such agreements, the Company settled total liabilities at recorded amounts of $910,401 for a total discount of $523,815.  Accordingly, the Company recognized a gain on the creditor settlements in the amount of $523,815 in the six months ended June 30, 2015.

(7)           Long Term Debt

As of June 30, 2015 and December 31, 2014, the Company had the following long-term debt obligations:

	June 30,	December 31,
	2015	2014
$25,000,000 line of credit with a bank, maturing on January 1, 2015, default interest rate at 5.0% above prime, payable monthly, secured by first lien on CYMRI, LLC’s oil and gas properties	$-	$1,286,000

Bridge loans from individuals, due in October 2015, interest at 15% per annum, with second position security interest on oil and gas properties pledged to bank and first position on other oil and gas properties	125,000	700,000

Unsecured notes payable assumed in acquisition of Cinco NRG, LLC	-	25,000

Other short term notes for equipment and insurance financing, interest rates at 6% to 8%	12,295	41,040
	137,295	2,052,040
Current portion of long term debt	(137,295)	(2,052,040)

Long term debt, net of current portion	$-	$-

Borrowings under the bank credit agreement secured by the oil and gas properties of our legacy subsidiaries, CYMRI, LLC (“CYMRI”) and Triumph Energy, Inc. (“Triumph”), were subject to a borrowing base, dependent on oil and gas reserves.  On January 1, 2015, the credit agreement expired and the outstanding borrowings of $1,286,000 became due and payable, however, the Company did not make such payment at that time and was in default of the credit agreement.  The Company continued to make monthly interest payments on the outstanding borrowings at the default rate of interest in the first quarter of 2015.  Upon closing of the sale of CYMRI’s producing oil and gas properties on May 20, 2015 (see Note 2), the Company fully repaid all outstanding borrowings under the credit agreement and the credit agreement was terminated.

In October 2014, the Company implemented a “bridge loan” program whereby it made short term borrowings from a group of individual lenders.  By May 2015, such borrowings had reached $820,000, of which $220,000 was from related parties (see Note 11). Amounts advanced under the bridge loan program accrued interest at the rate of 15% per annum, with the principal due in one year and a prepayment penalty due in the event of early payment (payable in cash or stock).  The bridge lenders were granted a subordinated security interest in the Company’s assets.  Upon closing of the sale of a small producing property in January 2015 (see Note 2), the Company made a partial payment to the bridge lenders in the principal amount of $100,000 and also paid prepayment penalties consisting of cash of $9,273 and 520 shares of Common Stock.  Upon closing of the sale of CYMRI’s producing oil and gas properties on May 20, 2015 (see Note 2), the Company fully repaid all then outstanding bridge loans in the principal amount of $820,000 and paid cash prepayment penalties in the amount of $88,061.

In June 2015, the Company re-borrowed $125,000 from an entity affiliated with a major shareholder under the same loan program, but with an equity conversion feature, in anticipation of near term capital needs in the self-storage business (see Notes 1 and 13).  This convertible note payable was evaluated to determine whether it had a beneficial conversion feature or the characteristics of a derivative and was determined to have neither.

(8)           Income Tax Refund

In June 2015, the Company received a refund from the Internal Revenue Service (“IRS”) for overpayment of income taxes on its 2008 consolidated federal income tax return in the amount of $61,492.  This refund resulted from the settlement of an IRS audit of the Company’s 2008 consolidated federal income tax return.  The Company had not previously recorded a tax benefit for such a refund.  Accordingly, the Company recognized a current income tax benefit for the amount of this income tax refund in the six months ended June 30, 2015.

(9)           Stockholders’ Equity

Basic income or loss per common share is computed by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period.  Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period and potentially dilutive common share equivalents, consisting of stock options and warrants, under the Treasury Stock Method. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive.  In the three month and six month periods ended June 30, 2015 and 2014, there were no dilutive common stock equivalents reflected in the determination of net loss per share as the effect would have been anti-dilutive.

On June 30, 2014, the Company closed a private equity offering with three accredited investors for the sale of 25,000 Units with each Unit comprised of two shares of Common Stock and a Warrant to purchase one share of Common Stock, at an offering price of $20.00 per Unit, resulting in gross proceeds of $500,000.

(10)         Stock-Based Compensation

Through July 17, 2015, the Company had a stock-based compensation plan which was approved by the stockholders in October 2005 and amended in October 2006.  Under this plan, which was scheduled to expire in October 2015, a maximum of 24,000 shares could be awarded to directors, employees and consultants in the form of grants of stock or stock options with underlying registration rights.  The terms and other conditions applicable to each such grant were generally determined by the Board of Directors.  Effective July 17, 2015, this plan was replaced by a new shareholder approved compensation plan, with substantially the same features, under which a maximum of 2,000,000 shares may be awarded to directors, employees and consultants in the form of stock related grants (with certain annual and per person limitations).

Pursuant to the terms of the October 2005 stock-based compensation plan, the Company made a grant of 24,000 freely tradable shares of Common Stock in March 2014 to a consultant who performed certain services for the Company.  Based on quoted prices for the Company’s stock, the Company calculated the value of such issued shares at $132,000 and recorded an expense of that amount in the six months ended June 30, 2014.

In conjunction with the acquisition of Cinco, the Company issued 125,000 shares of restricted Common Stock to an officer of the Company in March 2014 (see Note 4).  The restricted shares will vest over a three year period.  Based on quoted prices for the Company’s stock, the Company calculated the value of such issued shares at $687,500 and will amortize that total amount of expense over a three year period.  During the six months ended June 30, 2015 and 2014, the Company recorded amortized expense in the amounts of $114,584 and $76,388, respectively, for this grant.

In May 2014, the Company engaged a new Chief Executive Officer and granted him non-registered options to acquire 200,000 shares of Common Stock at an exercise price of $6.50 per share, which was equal to the quoted price of its Common Stock on the date of the grant.  Of these options, 20,000 shares vested immediately and the remaining 180,000 shares will vest ratably over a three year period.  The estimated fair value of the option was calculated using a Black Scholes option pricing model based on the following assumptions: (a) Computed volatility – 187%; (b) Expected risk free interest rate – 1.6%; (c) Expected dividend yield – zero; (d) Expected option term – 4.4 years, calculated pursuant to ASC 718-10; and (e) Forfeitures – 0%, subject to adjustment for actual experience.  On the basis of these assumptions, the Company calculated the value of such options at $1,238,000 and will amortize that total amount of expense over a three year period.  During the six months ended June 30, 2015 and 2014, the Company recorded amortized expense in the amounts of $185,700 and $162,300, respectively, for this grant.  The intrinsic value of such non-registered options is zero and there are no other options currently outstanding.

For the grants summarized above, the Company recorded aggregate stock compensation expense in the amounts of $300,284 and $370,688, respectively, in the six month periods ended June 30, 2015 and 2014.  As of June 30, 2015, the Company has total future unrecognized compensation expense in the amount of $1,062,847.

(11)         Related Party Transactions

A member of the Company’s Board of Directors is the president of a private oil and gas company which has a substantial number of oil and gas properties in Texas and Louisiana.  Cinco owned a 10% working interest in a producing field in Texas operated by this company (through January 2015) and also participated for a 5% working interest in the drilling of an unsuccessful well operated by this company in Louisiana in July 2014.  In both instances, this company billed Cinco for its share of the capital and operating costs of the properties under a standard industry joint operating agreement.  Cinco’s resulting accounts payable balance with this company in the amount of $217,724 at December 31, 2014, was repaid in conjunction with the sale transaction in January 2015 (see Note 2).

Through May 20, 2015, the Company received short-term bridge loans from entities affiliated with a major shareholder in the amount of $220,000, which were repaid on that date (see Note 7).  In June 2015, the Company re-borrowed $125,000 from one of these entities in anticipation of near term capital needs in the self-storage business (see Notes 1 and 13).

 (12)        Contingencies

From time to time the Company may become involved in litigation in the ordinary course of business.  At the present time, other than the Company’s disclosures below, the Company’s management is not aware of any such litigation or other legal proceedings that could have a material adverse effect on its results of operations, cash flows or financial condition.

Triumph Energy, Inc., a current subsidiary, and a former subsidiary which was sold in 2008, were named as joint defendants in several lawsuits involving professional liability and other matters arising in the normal course of business in the State of Louisiana, most of which were settled at no net cost to Triumph.  At present, there is only one such remaining case which is expected to be settled shortly at no net cost to Triumph.  Accordingly, the Company has recorded no loss provision as of June 30, 2015.

In October 2008, an insurer for the Company’s inactive Construction Staffing subsidiary filed a lawsuit against the subsidiary alleging default on a premium finance obligation in the amount of approximately $200,000, plus interest and attorney’s fees.  The Company believes that its inactive Construction Staffing subsidiary has a meritorious position in this matter and has not engaged legal counsel to defend this case.  A default judgment was rendered in favor of the plaintiff in January 2011 and the Company has recorded an accrual for the subsidiary’s estimated loss exposure of approximately $100,000 as of June 30, 2015.

The Company, as a lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of June 30, 2015, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(13)        Subsequent Events

Effective July 27, 2015, the short term bridge loan that was made in June 2015 by an entity affiliated with a major shareholder in the amount of $125,000 was converted into 10,416,667 shares of the Company’s restricted Common Stock (see Notes 7 and 11).

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

Overview

The Company has historically operated in the Exploration & Production (“E&P”) business but is currently undertaking a transformation into an owner and operator of self-storage facilities.  In the E&P business, our two “legacy” subsidiaries, CYMRI, LLC and Triumph Energy, Inc., held ownership interests in a generally static group of oil and gas properties in Texas and Louisiana through May 2015.  As indicated in Note 2, we entered into two separate transactions in the first half of 2015 which resulted in the divestment of a substantial portion of our oil and gas properties (all of which were in Texas) and the payment of nearly all of our property related debt.  For the foreseeable future, we expect to continue to maintain ownership of our remaining oil and gas properties (most of which are in Louisiana) while seeking new opportunities in the self-storage business.

On March 17, 2014, we completed the acquisition of Cinco NRG, LLC (“Cinco”), a private oil and gas company, which was under common control by our majority shareholder.  We acquired Cinco through the issuance of a total of 4,694,254 shares of our Common Stock.  At the time of the acquisition, Cinco had a small working interest in a producing field in Texas as well as working interests in several exploratory prospects in Alabama.  Under the accounting rules for entities under common control, we have reflected Cinco’s operations on a retroactive basis in our consolidated financial statements from the inception of Cinco in April 2013.

Results of Operations

The following discussion reflects the revenues and expenses for the three month and six month periods ended June 30, 2015 and 2014, as reported in our consolidated financial statements and notes thereto included in Item 1.

Three months ended June 30, 2015 versus three months ended June 30, 2014 — Total revenues, not including interest income, for the three months ended June 30, 2015 were $110,000 compared to $645,000 for the three months ended June 30, 2014.

Oil and gas revenues for the three months ended June 30, 2015 were $110,000 compared to $645,000 for the three months ended June 30, 2014.  In the three months ended June 30, 2015, revenues from oil production were $92,000, reflecting net volumes of 1,857 barrels at an average price of $49.54 per barrel, while gas revenues were $18,000, reflecting net volumes of 9,112 Mcf at an average price of $1.98 per Mcf.  On an overall basis, these amounts reflect a decrease in production volumes of approximately 61%, due to the sale of our producing oil and gas properties in Texas, compounded by a dramatic decrease in average oil and gas prices of approximately 56%.

Lease operating expenses (“LOE”), including production taxes, were $174,000 for the three months ended June 30, 2015 versus $381,000 for the three months ended June 30, 2014.  This decrease was largely due to lower production volumes.

Depreciation, depletion and amortization expense for the three months ended June 30, 2015 was $51,000 versus $103,000 for the three months ended June 30, 2014.  This decrease was mostly due to lower production volumes.

Impairment expense for the three months ended June 30, 2015 was $397,000 versus zero for the three months ended June 30, 2014.  This increase was due to the full cost ceiling test adjustment recorded in the three months ended June 30, 2015 (see Note 5).

Accretion expense on asset abandonment obligations for the three months ended June 30, 2015 was $2,000 versus $10,000 for the three months ended June 30, 2014. This decrease was due to the sale of our producing oil and gas properties in Texas.

Workover expenses for the three months ended June 30, 2015 were zero versus $389,000 for the three months ended June 30, 2014.  This decrease was due to the unexpectedly high workover costs of CYMRI’s largest water injection well in the second quarter of 2014.

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2015 were $380,000 compared to $371,000 for the three months ended June 30, 2014.  This increase was not considered to be significant.

Gain from creditor settlements for the three months ended June 30, 2015 were $524,000 compared to zero for the three months ended June 30, 2014.  This increase was due to the settlements reached with various creditors of our subsidiary, CYMRI, LLC, in June 2015 (see Note 6).

Interest expense for the three months ended June 30, 2015 was $100,000 versus $22,000 for the three months ended June 30, 2014.  This increase was due to interest expense and prepayment penalties on bridge loans in the current period.

Income taxes were a benefit of $170,000 for the three months ended June 30, 2015 compared to $140,000 for the three months ended June 30, 2014.  These benefit amounts reflected consolidated income tax rates of approximately 36% (due to current tax refund) and 22%, respectively.

Six months ended June 30, 2015 versus six months ended June 30, 2014 — Total revenues, not including interest income, for the six months ended June 30, 2015 were $273,000 compared to $1,149,000 for the six months ended June 30, 2014.

Oil and gas revenues for the six months ended June 30, 2015 were $273,000 compared to $1,149,000 for the six months ended June 30, 2014.  In the six months ended June 30, 2015, revenues from oil production were $226,000, reflecting volumes of 5,491 barrels at an average price of $41.15 per barrel, while gas revenues were $47,000, reflecting volumes of 20,799 Mcf at an average price of $2.25 per Mcf.  On an overall basis, these amounts reflect a decrease in production volumes of approximately 43%, due to the sale of our producing oil and gas properties in Texas, compounded by a dramatic decrease in average oil and gas prices of approximately 58%.

Lease operating expenses (“LOE”), including production taxes, were $432,000 for the six months ended June 30, 2015 versus $755,000 for the six months ended June 30, 2014.  This decrease was largely due to lower production volumes.

Depreciation, depletion and amortization expense for the six months ended June 30, 2015 was $148,000 versus $178,000 for the six months ended June 30, 2014.  This decrease was mostly due to lower production volumes.

Impairment expense for the six months ended June 30, 2015 was $1,395,000 versus zero for the six months ended June 30, 2014.  This increase was due to the full cost ceiling test adjustment recorded in the six months ended June 30, 2015 (see Note 5).

Accretion expense on asset abandonment obligations for the six months ended June 30, 2015 was $13,000 versus $20,000 for the six months ended June 30, 2014.  This decrease was due to the sale of our producing oil and gas properties in Texas.

Workover expenses for the six months ended June 30, 2015 were $68,000 versus $771,000 for the six months ended June 30, 2014.  This decrease was due to the major workover of CYMRI’s largest producing oil and gas well in the first quarter of 2014 as well as the unexpectedly high workover costs of CYMRI’s largest water injection well in the second quarter of 2014.

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2015 were $781,000 compared to $764,000 for the six months ended June 30, 2014.  This increase was not considered to be significant.

Gain from creditor settlements for the six months ended June 30, 2015 were $524,000 compared to zero for the six months ended June 30, 2014.  This increase was due to the settlements reached with various creditors of our subsidiary, CYMRI, LLC, in June 2015 (see Note 6).

Interest expense for the six months ended June 30, 2015 was $168,000 versus $43,000 for the six months ended June 30, 2014.  This increase was due to interest expense and prepayment penalties on bridge loans in the current period.

Income taxes were a benefit of $710,000 for the six months ended June 30, 2015 compared to $344,000 for the six months ended June 30, 2014.  These benefit amounts reflected consolidated income tax rates of approximately 32% (due to current tax refund) and 25%, respectively.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities for the six months ended June 30, 2015 was $937,000 compared to $256,000 for the six months ended June 30, 2014.  This difference was primarily due to the relative changes in current assets and current liabilities.

Investing activities.  Net cash provided by investing activities was $1,880,000 for the six months ended June 30, 2015 compared to net cash used in investing activities of $164,000 for the six months ended June 30, 2014.  This increase was largely due to the proceeds from the divestment of a substantial portion of our oil and gas properties in two separate transactions in the first half of 2015 (see Note 2).

Financing activities. Net cash used in financing activities was $629,000 for the six months ended June 30, 2015 compared to net cash provided by financing activities of $139,000 for the six months ended June 30, 2014.  This relative difference was chiefly due to current period net debt repayments.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from operations in the last two years and presently has a working capital deficit in the amount of $605,000.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

ITEM 4.             CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures

As of June 30, 2015, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our internal controls over financial reporting which encompasses our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective because of a lack of segregation of duties, as described in Item 9A. (b) of our Annual Report on Form 10-K for the year ended December 31, 2014, which we view as an integral part of our disclosure controls and procedures.

The lack of segregation of duties referenced above represents a material weakness in our internal controls over financial reporting.  Notwithstanding this weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended June 30, 2015.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.           OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS
See Note 12 to Consolidated Financial Statements.

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

STACK-IT STORAGE, INC.

August 11, 2015	By:	/s/ D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer