Form 10-Q
period 2018-03-31
MANUFACTURED HOUSING PROPERTIES INC.
filed 2018-05-14
CIK 1277998

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

[  ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission File No. 000-51229

MANUFACTURED HOUSING PROPERTIES INC.

(Name of Small Business Issuer in Its Charter)

Nevada	51-0482104
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

136 Main Street, Pineville, North Carolina	28134
(Address of Principal Executive Offices)	(Zip Code)

(704) 869-2500
(Issuer’s Telephone Number, Including Area Code)

(Former Name, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, in any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(B) of the Securities Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

There were 10,000,000 shares of common stock outstanding as of May 14, 2018

PART I
Item 1. Financial Statements

Financial Information

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

Assets	2018 (unaudited)	2017
Investment Property
Land	$4,357,950	$4,357,950
Site and Land Improvements	6,773,316	6,773,316
Buildings and Improvements	1,233,005	1,239,504
Acquisition Cost	140,758	140,758
Total Investment Property	12,505,029	12,511,528
Accumulated Depreciation & Amortization	(297,714)	(164,894)
Net Investment Property	12,207,315	12,346,634

Cash and Cash Equivalents	468,663	355,935
Accounts Receivable, net	43,721	46,400
Other Assets	83,423	49,971

Total Assets	$12,803,122	$12,798,940

Liabilities
Accounts Payable	$134,839	$35,726
Loans Payable	9,141,464	9,205,647
Loans Payable related party	589,327	441,882
Convertible Note Payable Related Party	2,754,550	2,754,550
Accrued Liabilities and Deposits	158,891	136,360
Tenant Security Deposits	128,350	88,337
Total Liabilities	12,907,421	12,662,502

Commitments and Contingencies (See Note 5)

Stockholders’ deficit

Preferred Stock (Stock par value $0.01 per share, 10,000,000 shares authorized, and zero shares are issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)
Common Stock (Stock par value $0.01 per share, 200,000,000 shares authorized, 10,000,000 and 10,000,000 shares are issued and outstanding as of March 31, 2018 and and December 31, 2017, respectively)	100,000	100,000
Additional Paid in Capital	239,048	238,803
Retained Earnings (accumulated deficit)	(749,001)	(504,945)
Total Manufactured Housing properties Inc. Stockholders’ Equity (Deficit)	(409,953)	(166,142)

Noncontroling interest	305,654	302,580
Total Equity (Deficit)	(104,299)	136,438

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,803,122	$12,798,940

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)
	March 31, 2018	March 31, 2017
Revenue
Rental and Related Income	$490,813	$75,501
Total Revenues	490,813	75,501
Community Operating Expenses
Repair & Maintenance	42,674	1,865
Real estate taxes	19,265	3,641
Utilities	41,839	24,281
Insurance	10,901	560
General and Administrative Expense	122,190	3,979
Salaries and Wages	123,474	10,000
Depreciation & Amortization Expense	132,822	8,915
Interest expense	234,132	11,180

Total Expenses	727,297	64,421

Net Income (loss) before provision for income taxes	(236,484)	11,080

Provision for income taxes	-	-
Net Income (loss)	$(236,484)	$11,080

Net Income attributable to the noncontrolling interest	7,572	2,770

Net Income (Loss) attributable to the Company	$(244,056)	$8,310

Weighted Average Shares Basic and Fully Diluted	10,000,000	3,820,845

Weighted Average Basic and Fully Diluted	$(0.02)	$0.00

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDER’S DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(UNAUDITED)

							RETAINED
					ADDITIONAL	NON	EARNINGS
	PREFERRED STOCK		COMMONSTOCK		PAID IN	CONTROLLING	(ACCUMULATED)	STOCKHOLDERS'
	SHARES	PAR VALUE	SHARES	PAR VALUE	PAID IN CAPITAL	INTEREST	DEFICIT)	EQUITY (DEFICIT)

Balance at January 1, 2018	-	$-	10,000,000	$100,000	$238,803	$302,580	$(504,945)	$136,438

Stock option expense	-	-	-	-	245	-	-	245

Minority Interest distributions	-	-	-	-	-	(4,498)	-	(4,498)

Net Income (Loss)	-	-	-	-	-	7,572	(244,056)	(236,484)

Balance at March 31, 2018	-	$-	10,000,000	$100,000	$239,048	$305,654	$(749,001)	$(104,299)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MANUFACTURED HOUSING PROPERTIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

	2018	2017
Cash Flows From Operating Activities:
Net Income (Loss)	$(236,484)	$11,080
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock option expense	245	--
Depreciation & Amortization	132,822	8,915
Provision for bad debt	11,014	-
Changes in operating assets and liabilities:
Accounts receivable	(8,335)	(2,429)
Other assets	(33,452)	--
Accounts payable	99,114	(18,747)
Accrued expenses	22,531	22,922
Other Liabilities and deposits	40,011	(20,926)
Net Cash Provided by Operating Activities	27,466	815

Cash Flows From Investing Activities:
Proceeds from sale of property	10,000	-
Building and Improvements cost	(3,502)	-
Net cash provided by investing activities	6,498	-

Cash Flows From Financing Activities:
Proceeds from related party note	147,445	-
Repayments of notes payable	(64,183)	-
Non controlling interest Distributions	(4,498)	(9,966)

Net cash provided by (used in) financing activities	78,764	(9,966)

Net Change in Cash and cash equivalents	112,728	(9,151)
Cash and cash equivalents at Beginning of the Period	355,935	21,279
Cash and cash equivalents at End of the Period	$468,663	$12,128

Cash paid for:
Income Taxes	$-	$-
Interest	$180,132	$11,180

NonCash Investing and Financing Activities

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  As of March 31, 2018

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

The Company is a Nevada corporation whose principal activities together with its affiliates, acquires, owns, and operates manufactured housing communities. Mobile Home Rental Holdings (“MHRH”) was formed in April 2016 to acquire the assets for Pecan Grove MHP in November 2016 and Butternut MHP in April 2017. To continue the acquisition and aggregation of mobile home parks, MHRH intend to raise capital in the public markets. Therefore, on October 21, 2017, MHRH was acquired by and merged with a public entity Stackit Storage, Inc. (OTC: STAK). As part of the merger transaction, Stackit Storage, Inc. changed its name to Manufactured Housing Properties Inc. (OTC: MHPC).

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of Stackit Storage, Inc. with Manufactured Housing properties Inc. as the accounting acquirer.

(B)Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating these financial statements.

Basis of Presentation

These unaudited Consolidated Financial Statements have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all of the information and note disclosures required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the 2017 Form 10.

The following notes to the Consolidated Financial Statements highlight significant changes to the notes included in the 2017 Form 10 and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments and estimates necessary for a fair presentation of the interim financial statements, which are of a normal, recurring nature. Revenues and expenses are subject to seasonal fluctuations and accordingly, quarterly interim results may not be indicative of full year results.

The Company prepares its financial statements under the accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s subsidiaries are all formed in the state of North Carolina as Limited Liability Companies. The acquisition and date of consolidation are as follows:

Date of Consolidation	Subsidiary	Ownership
October 2016	Pecan Grove MHP, LLC	75%
April 2017	Butternut MHP, LLC	100%
November 2017	Azalea MHP, LLC	100%
November 2017	Holly Faye MHP, LLC	100%
November 2017	Chatham MHP, LLC	100%
November 2017	Lake View MHP, LLC	100%
December, 2017	Maple Hills MHP, LLC	100%

All intercompany transactions and balances have been eliminated in consolidation. The Company does not have a majority or minority interest in any other company, either consolidated or unconsolidated.

The following unaudited pro-forma information presents the combined results of operations for the periods as if the above acquisitions of manufactured housing communities had been completed on January 1, 2017.

For the three months ended
March 31, 2017
Total Revenue	$426,739
Total Expenses	715,826
Net Loss	$(289,087)
Net Income Attributable to non-controlling interest	5,188
Net Loss Attributable to the Company	$(294,275)
Net Loss per common share, basic and diluted	$(0.03)

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company follows paragraph 606 of the FASB Accounting Standards Codification for revenue recognition and ASU 2014--09. On January 1, 2018, the Company adopted ASU 2014-09, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) Identify the Contract with a Customer, (2) Identify the Performance Obligations in the Contract, (3) Determine the Transaction Price, (4) Allocate the Transaction Price to the Performance Obligations in the Contract, and (5) Recognize Revenue When (or As) the Entity Satisfies a Performance Obligation. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. There was no impact to revenues as a result of applying ASU 2014-09 for the three months ended March 31, 2018, and there have not been any significant changes to our business processes, systems, or internal controls as a result of implementing the standard.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weightedaverage number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weightedaverage number of common shares outstanding plus the weightedaverage number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Total dilutive securities outstanding as of March 31, 2018 and 2017 totaled 698,000 and 0 stock options, respectively and 786,695 and 0 convertible shares, respectively, which are not included in dilutive loss per share as the effect would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant accounting estimates and assumptions affecting the consolidated financial statements were the estimates and assumptions used in valuation of equity and derivative instruments. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include the assumptions used in valuing equitybased transactions, valuation of deferred tax assets, depreciable lives of property and equipment and valuation of investment property.

Investment Property and Equipment and Depreciation

Property and equipment are carried at cost. Depreciation for Sites and Building is computed principally on the straightline method over the estimated useful lives of the assets (ranging from 15 to 25 years). Depreciation of Improvements to Sites and Buildings, Rental Homes and Equipment and Vehicles is computed principally on the straightline method over the estimated useful lives of the assets (ranging from 3 to 25 years). Land Development Costs are not depreciated until they are put in use, at which time they are capitalized as Sites and Land Improvements. Interest Expense pertaining to Land Development Costs are capitalized. Maintenance and Repairs are charged to expense as incurred and improvements are capitalized. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the financial statement and any gain or loss is reflected in the current year’s results of operations.

Impairment Policy

The Company applies Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 36010, Property, Plant & Equipment (“ASC 36010”) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash balances at banks and deposits at times may exceed federally insured limits. Management believes that the financial institutions that hold the Company's cash are financially secure and, accordingly, minimal credit risk exists. At March 31, 2018 and December 31, 2017, the Company had no cash balances above the FDIC-insured limit, respectively.

Stock Based Compensation

All stockbased payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued.

Fair Value of Financial Instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of our financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of our financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“U.S. GAAP”) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, “Compensation  Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award are subject to the guidance on modification accounting under FASB Accounting Standards Codification Topic 718. Entities would apply the modification accounting guidance unless the value, vesting requirements and classification of a share-based payment award are the same immediately before and after a change to the terms or conditions of the award. ASU No. 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has evaluated the potential impact this standard may have on the consolidated financial statements and determined that it had no impact on the consolidated financial statements.

On February 22, 2017, the FASB issued ASU No. 2017-05, “Other IncomeGains and Losses from the Derecognition of Nonfinancial Assets.” ASU 2017-05 provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and insubstance nonfinancial assets in contracts with noncustomers, unless other specific guidance applies. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the company is required to measure any noncontrolling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has evaluated the potential impact this standard may have on the consolidated financial statements and determined that it had no impact on the consolidated financial statements.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017. Early adoption is permitted. The Company believes that the adoption of this standard will not have a material impact on our financial position, results of operations or cash flows. The Company has evaluated the potential impact this standard may have on the consolidated financial statements and determined that it had no impact on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2019. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements and the timing of adoption.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017, and early adoption is permitted. The Company has evaluated the potential impact this standard may have on the consolidated financial statements and determined that it had no impact on the consolidated financial statements.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

NOTE 2 – GOING CONCERN

The ability of the Company to continue its operations as a going concern is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. There is substantial doubt about the Company’s ability to continue as a going concern.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Fixed Assets

Property and equipment consists of the following as of:

	March 31, 2018	December 31, 2017

Land	$4,357,950	$4,357,950
Site and Land Improvements	6,773,316	6,773,316
Buildings and Improvements	1,233,005	1,239,504
Acquisition Cost	140,758	140,758
	12,505,029	12,511,528
Less: accumulated depreciation and amortization	(297,714)	(164,894)
	$12,207,315	$12,346,634

Depreciation and amortization expense totaled $132,822 and $8,915 for the three months ended March 31, 2018, and 2017, respectively.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROMISSORY NOTES

During the years ended December 31, 2017 and 2016, the company entered into promissory notes payable to lenders related to the acquisition of seven manufactured housing communities containing approximately.

Except our line of credit, generally, the promissory notes range from 4.5% to 7.0% with 20 to 25 years principal amortization. Two of the promissory notes had an initial 6 months period on interest only payments. The Line of Credit is interest only payment based on 10%, and 8% deferred till maturity to be paid with the principal balance. The Line of Credit awarded the lender 455,000 shares of common stock as compensation, which resulted in making the lender a related party due to their significant ownership. The promissory notes are secured by the real estate assets, and the line of credit is guaranteed by the owner of the principal stockholder of the company.

The following are terms of our secured outstanding debt:	Maturity	Interest	Balance	Balance
	Date	Rate	03/31/2018	12/31/17

Butternut MHP Land LLC	3/30/20	6.500%	$1,150,603	$1,155,619
Butternut MHP Land LLC Mezz	4/1/27	7.000%	292,391	294,160
Pecan Grove MHP LLC	11/4/26	4.500%	1,300,000	1,310,345
Azalea MHP LLC	11/10/27	5.000%	495,023	495,023
Holly Faye MHP LLC	10/1/38	4.000%	494,250	505,500
Chatham MHP LLC	12/1/22	5.125%	1,388,073	1,395,000
Lake View MHP LLC	12/1/22	5.125%	1,235,027	1,250,000
Maple MHP LLC	1/1/23	5.125%	2,786,097	2,800,000
Totals note payables			9,141,464	9,205,647

Convertible notes payable (**)	12/12/21	18.000%	2,754,550	2,754,550
Related Party notes payable	12/31/20	(*)	589,327	441,882
Total convertible note and notes payable including related party			$12,485,341	$12,402,079

(*) As of March 31, 2018, a related party entity with a common ownership to the Company’s president loaned the Company $589,327 for working capital. The note has a three-year term with no annual interest and principal payments are deferred to maturity date.

(**) The line of credit, which is guaranteed by the owner of the principal stockholder of the company, has a conversion option whereby the lender can convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the company’s common stock equal determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares.   As of March 31, 2018, the indebtedness under the line of credit was $2,754,550 and this amount would have resulted in a conversion into 786,695 newly issued shares.

The line of credit also gives the lender an option to purchase up to 864,500 shares of newly issued common stock for a purchase price of $3,000,000 minus the value of the outstanding principal of the Note, if any, previously converted into equity.

Maturities of Long Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable at March 31, 2018 were:

2018	$167,537
2019	2,987,410
2020	1,331,692
2021	232,938
2022 and Thereafter	7,765,764
Total minimum principal payments	$12,485,341

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments and contingencies as of March 31, 2018 and December 31, 2017.

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

Our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share.

Preferred Stock

Our Articles of Incorporation, as amended, further authorize the Board of Directors to issue, from time to time, without stockholder approval, up to 10,000,000 shares of preferred stock ($0.01par value). As of the date hereof, no shares of preferred stock are issued and outstanding.

Common Stock

(A) - Stock Split

In March 2018, the Company completed a 1for 6 reverse split of its outstanding shares of common stock resulting in our total outstanding common shares to be 10,000,000 from 60,000,000. The financial statements have been retroactively adjusted to reflect the stock split.

(B) - Equity Incentive Plan

In December 2017, the Board of Directors, with the approval of a majority interest of the stockholders of the Company, adopted the Equity Incentive Plan (the “Plan”) which will be administered by a committee appointed by the Board.

The Company, under its Equity Incentive Plan, issues options to various officers and directors. One third of the options vest immediately, and two thirds vest in equal annual installments over a two-year period. All of the options are exercisable at a purchase price of $.01 per share.

The company recorded stock option expense of $245 and $0 during the three months ended March 31, 2018 and 2017, respectively.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock options outstanding as of March 31, 2018 and December 31, 2017:

Weighted
		Weighted	average
		Average	remaining
	Number of	exercise price	contractual
	options	(per share)	term (in years)
Outstanding at December 31, 2017	698,000	$0.01	10
Granted	-	-	-
Exercised	-	-	-
Forfeited / cancelled / expired	-	-	-
Outstanding at March 31, 2018	698,000	$0.01	9.5

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal periodend and the exercise price, multiplied by the number of inthemoney options) that would have been received by the option holder had all options holders exercised their options on March 31, 2018. As of March 31, 2018, the aggregate intrinsic value of all stock options was $0. There were no “inthemoney” options at March 31, 2018.

The following table summarizes information concerning options outstanding as of March 31, 2018:

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price
$0.01	698,000	9.75	$0.01	232,667	$0.01

The table below presents the weighted average expected life in years of options granted under the Plan as described above. The riskfree rate of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds with the expected term of the option granted.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions for grants made during the periods indicated.

Stock option assumptions	March 31, 2018	December 31, 2017
Risk free interest rate	-	1.95%
Expected dividend yield	-	0.00%
Expected volatility	-	16.71%
Expected life of options (in years)	-	10

(C) - Non-Controlling Interest

The Company owns 75% of membership interest in Pecan Grove MHP LLC. The remaining 25% are owned by unaffiliated non-controlling investors.  During the three months ended March 31, 2018 and 2017, the Company made a total distribution of $4,498 and $9,966 to the noncontrolling interest, respectively.

NOTE 7 -  RELATED PARTY TRANSACTIONS

As of March 31, 2018, an entity with a common ownership to the Company’s president loaned the Company $589,327 for working capital. The note has a five-year term with no annual interest and principal payments are deferred to maturity date.

The Company entered into a debt agreement for a line of credit. The line of credit, which is guaranteed by the owner of the principal stockholder of the company, has a conversion option whereby the lender can convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the company’s common stock equal determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares.   As of March 31, 2018, the indebtedness under the line of credit was $2,754,550 and this amount would have resulted in a conversion into 786,695 newly issued shares.

The line of credit also gives the lender an option to purchase up to 864,500 shares of newly issued common stock for a purchase price of $3,000,000 minus the value of the outstanding principal of the Note, if any, previously converted into equity.

NOTE 8 – SUBSEQUENT EVENTS

We executed two agreements to acquire the assets of the following two manufactured housing communities of which we expect to close within approsimately 90 days.

●
Twin Oaks – a 96 lot, purchase price of approximately $2.9 million, all age community situated on 14.12 acres in Hanahan, SC which is a suburb of Charleston, South Carolina. This acquisition will be financed through our senior debt facility.

●
Springwood – a 59 lot, purchase price of approximately $1.6 million, all age community situated on 6.42 acres in Burlington, North Carolina. This acquisition will be financed through our senior debt facility.

From April 1, 2018 through May 14, 2018, the Company borrowed an additional $60,000 from a related party under our working capital note (See Note 4).

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introductory Statements

Information included or incorporated by reference in this filing may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

Our Company

Manufactured Housing Properties Inc., together with its affiliates (collectively, “We,” the “Company,” and “MHPC”), acquires, owns, and operates manufactured housing communities. The Company earns income from leasing manufactured home sites to tenants who own their manufactured home and the rental of Company owned manufactured homes to residents of the communities.

As of March 31, 2018, the Company owns and operates seven manufactured housing communities containing approximately 440 developed sites. The communities are located in North Carolina, South Carolina, and Tennessee. Manufactured housing communities are residential developments designed and improved for the placement of detached, single family manufactured homes that are produced offsite and installed and set on residential sites within the community. The owner of a manufactured home leases the site on which it is located and the lessee of a manufactured home leases both the home and the site on which the home is located.

Manufactured housing is one of the only nonsubsidized affordable housing options in the U.S. Demand for housing affordability continues to increase, but supply remains static, as there are very few new manufactured housing communities being developed and existing communities are converted to other uses. MHPC is committed to be an industry leader in providing this affordable housing option and an improved level of service to its residents, while producing an attractive and stable risk adjusted return to our investors.

The Manufactured Housing Community Industry

A manufactured housing community is a land lease community designed and improved with home sites for the placement of manufactured homes and includes related improvements and amenities. Each homeowner in a manufactured housing community leases from the community a site on which a home is located. The manufactured housing community owner owns the underlying land, utility connections, streets, lighting, driveways, common area amenities, and other capital improvements and is responsible for enforcement of community guidelines and maintenance of the community. Generally, each homeowner is responsible for the maintenance of his or her home and upkeep of his or her leased site. In some cases, customers may rent homes with the community owner’s maintaining ownership and responsibility for the maintenance and upkeep of the home. This option provides flexibility for customers seeking a more affordable, shorter term housing option and enables the community owner to meet a broader demand for housing and improve occupancy and cash flow.

We believe that manufactured housing communities have several characteristics that make them an attractive investment when compared to certain other types of real estate, particularly multifamily, including:

●
Significant Barriers to Entry. We believe that the supply of new manufactured housing communities will be constrained due to significant barriers to entry in the industry, including: (i) various zoning restrictions and negative zoning biases against manufactured housing communities. substantial upfront costs associated with the development of infrastructure, amenities and other offsite improvements required by various governmental agencies, and (iii) a significant length of time before lease up and revenues can commence.

●
Diminishing Supply. Supply is decreasing due to redevelopment of older parks.

●
Large Demographic Group of Potential Customers. We consider households earning between $25,000 and $50,000 per year to be our core customer base. This demographic group represents about 43 percent of overall U.S. households, according to 2016 U.S. Census data.

●
Stable Resident Base. We believe that manufactured housing communities tend to achieve and maintain a stable rate of occupancy, due to the following factors: (i) residents generally own their own homes. moving a manufactured home from one community to another involves substantial cost and effort and often results in the abandonment of onsite improvements made by the resident such as decks, garages, carports, and landscaping. and (iii) residents enjoy a sense of community inherent in manufactured housing communities similar to residential subdivisions.

●
Fragmented Ownership of Communities. Manufactured housing community ownership in the United States is highly fragmented, with a majority of manufactured housing communities owned by individuals. The top five manufactured housing community owners control approximately 7% of manufactured housing community home sites. This fragmentation presents an opportunity to consolidate properties.

●
Low Recurring Capital Requirements. Although manufactured housing community owners are responsible for maintaining the infrastructure of the community, each homeowner is responsible for the upkeep of his or her own home and home site, thereby reducing the manufactured housing community owner’s ongoing maintenance expenses and capital requirements.

●
Affordable Homeowner Lifestyle. Manufactured housing communities offer an affordable lifestyle typically unavailable in apartments, including lack of common walls, a yard for each resident, the ability to park by the front door, and a sense of community.
.
Organization

We originally incorporated in the State of Nevada as Frontier Staffing, Inc. on September 3, 2003. Since our incorporation, we have experienced several name changes and have been engaged in several different business endeavors. On October 12, 2017, Mobile Home Rental Holdings LLC, a North Carolina limited liability company which engaged in acquiring and operating manufactured housing properties (“MHRH”), merged with and into the Company. MHRH was incorporated on April 26, 2016. In connection with the merger, the name of the company was changed to Manufactured Housing Properties Inc., the former management of MHRH became the management of the Company and the former business of MHRH became the business of the Company.

Our Business Strategy

Our business strategy is to acquire both stable and undervalued and underperforming manufactured housing properties that have current income. We believe that we can enhance value through our professional asset and property management. Our investment mission on behalf of our stockholders is to deliver an attractive risk adjusted return with a focus on value creation, capital preservation, and growth. In our ongoing search for acquisition opportunities we target and evaluate manufactured housing communities nationwide.

We are one of four public companies in the manufactured housing sector, but we are the only one not organized as a REIT, thereby giving us flexibility to focus on growth through reinvestment of income and employing higher leverage upon acquisition than the REITs traditionally utilize due to market held norms around 5060%. This can give us a competitive advantage when bidding for assets. Additionally, due to our small size, non institutional sized deals of less than 150 sites, which have less bidders and lower prices, are accretive to our balance sheet.

Results of Operations for the Three Months Ended March 31, 2018, as Compared to the Three Months Ended March 31, 2017

Revenues

For the three months ended March 31, 2018, we had net revenues of $490,813 as compared to net revenues of $75,501 for the three months ended March 31, 2017, an increase of $415,312. The increase in Revenues between the periods was primarily due to the acquisition of six manufactured housing communities subsequent to the first quarter of 2017.

Community Operating Expenses

Community operating expenses of $236,869, or 48% of revenues, for the three months ended March 31, 2018, increased by $175,424 over the three months ended March 31, 2017. Community operating expenses are comprised of utilities of $41,839, real estate taxes of $19,265, repair and maintenance of $42,674, insurance of $10,901, and general and administrative expenses of $122,190. The increase in community operating expenses between the periods was primarily due to the ramp up of operations from the Company’s first acquisition in late 2016. Community operating expenses for the three months ended March 31, 2018 represents 6 parks acquired subsequent to the first quarter of 2017, and one of the six parks for the full 2017 period in which was acquired during the fourth quarter of 2016.

Corporate Expenses

Corporate expenses of $256,296 for the three months ended March 31, 2018, increased by $237,381 over the three months ended March 31, 2017. Corporate expenses are comprised of Salaries and wages of $123,474, and Depreciation and amortization of $132,822 resulting in an increase of $113,474 and $123,907, respectively over the prior period.

Interest Expense

Interest expense of $234,132 for the three months ended March 31, 2018, increased by $222,952 over interest expense of $11,180 for the three months ended March 31, 2017. The increase in interest expense was due to additional debt incurred related to the 6 acquisitions after the first quarter of 2017.

Net Income (loss)

Net loss was $244,056 for the three months ended March 31, 2018, compared to net income of $11,080 for the three months ended March 31, 2017. The loss during the three months ended March 31, 2018 was primarily related to an increase in depreciation expense, interest expense and corporate payroll cost.

Liquidity and Capital Resources

The Company’s principal liquidity demands have historically been, and are expected to continue to be, acquisitions, capital improvements, development and expansions of properties, debt service, and purchases of manufactured home inventory and rental homes.

In addition to cash generated through operations, the Company uses a variety of sources to fund its cash needs, including acquisitions. The Company intends to continue to increase its real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. Our ability to continue acquiring communities are dependent on our ability to raise capital. There is no guarantee that any of these additional opportunities will materialize or that the Company will be able to take advantage of such opportunities. The growth of our real estate portfolio depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing.

Our working capital has been provided by our operating activities and our related party note. As of March 31, 2018, the related party entity with a common ownership to the Company’s president loaned the Company $589,327 for working capital. The note has a five-year term with no annual interest and principal payments are deferred to maturity date for a total credit line of $1.5 million. We expect to meet our short-term liquidity requirements of approximately $300,000 for the next twelve months, generally through available cash as well as net cash provided by operating activities and availability under our existing related party note. We consider these resources to be adequate to meet our operating requirements for capital improvements, amortizing debt and payment of distributions. The ability of the Company to continue its operations as a going concern is dependent on management’s plans, which include raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes.

The following table summarizes total current assets, liabilities and working capital at March 31, 2018 compared to December 31, 2017.

	March 31,	December 31,
	2018	2017
Current Assets	$595,807	$452,306
Current Liabilities	$660,350	$260,423
Working Capital (Deficit)	$(64,543)	$191,883

Item 3.
Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable to Smaller Reporting Company.

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation of Raymond M. Gee, the Company’s Chief Executive Officer and Michael Z. Anise, Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as March 31, 2018. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2018, based on the criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

Not Applicable to Smaller Reporting Company.

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits [file l&w agreement? if its material]

Exhibit No.	Description	Location

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

32.1	Certification Pursuant to Section 1350	Provided herewith.

32.2	Certification Pursuant to Section 1350	Provided herewith.

101	XBRL Interactive Data File *

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2018	MANUFACTURED HOUSING PROPERTIES INC.

	By:	/s/ Raymond M. Gee
Raymond M. Gee
Chief Executive Officer,

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2018	MANUFACTURED HOUSING PROPERTIES INC.

	By:	/s/ Michael Z. Anise
Michael Z. Anise
Chief Financial Officer/