Form 10-Q
period 2018-06-30
MANUFACTURED HOUSING PROPERTIES INC.
filed 2018-08-15
CIK 1277998

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, in any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(B) of the Securities Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

There were 10,000,000 shares of common stock outstanding as of August 14, 2018

PART I

Item 1. Financial Statements

Financial Information

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

	2018	2017
Assets	(unaudited)
Investment Property
Land	$4,357,950	$4,357,950
Site and Land Improvements	6,773,247	6,773,316
Buildings and Improvements	1,277,352	1,239,504
Acquisition Cost	140,758	140,758
Total Investment Property	12,549,307	12,511,528
Accumulated Depreciation & Amortization	(430,878)	(164,894)
Net Investment Property	12,118,429	12,346,634

Cash and Cash Equivalents	487,371	355,935
Accounts Receivable, net	9,240	46,400
Other Assets	2,727	49,971

Total Assets	12,617,767	12,798,940

Liabilities
Accounts Payable	$50,572	$35,726
Loans Payable	9,081,741	9,205,647
Loans Payable related party	719,421	441,882
Convertible Note Payable related party	2,754,550	2,754,550
Accrued Liabilities and Deposits	267,551	136,360
Tenant Security Deposits	123,912	88,337
Total Liabilities	12,997,747	12,662,502
Commitments and Contingencies (See Note 5)

Stockholders' equity (deficit)

Preferred Stock (Stock par value $0.01 per share, 10,000,000 shares authorized, and zero shares are issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	-	-

Common Stock (Stock par value $0.01 per share, 200,000,000 shares authorized, 10,000,000 and 10,000,000 shares are issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	100,000	100,000
Additional Paid in Capital	258,364	238,803
Retained Earnings (accumulated deficit)	(1,034,675)	(504,945)
Total Manufactured Housing Properties Inc. Stockholders’ Equity (Deficit)	(676,311)	(166,142)

Non-controlling interest	296,331	302,580
Total Equity (Deficit)	(379,980)	136,438

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,617,767	$12,798,940

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue
Rental and Related Income	$507,268	$166,577	$998,081	$241,645
Total Revenues	507,268	166,577	998,081	241,645

Community Operating Expenses
Repair & Maintenance	34,191	3,818	76,865	22,654
Real estate taxes	19,030	8,503	38,295	10,712
Utilities	32,252	44,458	74,091	51,961
Insurance	19,880	2,614	30,781	5,833
General and Administrative Expense	129,957	27,652	252,147	53,644
Salaries and Wages	152,004	10,964	275,478	20,964
Depreciation & Amortization Expense	133,162	33,821	265,984	35,984
Interest expense	262,280	40,264	496,412	51,445

Total Expenses	782,756	172,094	1,510,053	253,197

Net loss before provision for income taxes	(275,488)	(5,517)	(511,972)	(11,552)

Provision for income taxes	-	-	-	-
Net Loss	$(275,488)	$(5,517)	$(511,972)	$(11,552)

Net Income attributable to the noncontrolling interest	10,186	1,781	17,758	9,008

Net Loss attributable to the Company	$(285,674)	$(7,298)	$(529,730)	$(20,560)

Weighted Average Shares Basic and Fully Diluted	10,000,000	3,820,845	10,000,000	3,820,845

Weighted Average Basic	$(0.03)	$(0.00)	$(0.05)	$(0.01)
Weighted Average Fully Diluted	$(0.03)	$(0.00)	$(0.05)	$(0.01)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT
(UNAUDITED)

			ADDITIONAL	NON	RETAINED EARNINGS
	COMMON STOCK		PAID IN	CONTROLLING	(ACCUMULATED	STOCKHOLDERS’
	SHARES	PAR VALUE	CAPITAL	INTEREST	DEFICIT)	EQUITY (Deficit)

Balance at January 1, 2018	10,000,000	$100,000	$238,803	$302,580	$(504,945)	$136,438

Stock option expense	-	-	245	-	-	245

Minority Interest distributions	-	-	-	(24,007)	-	(24,007)

Imputed Interest	-	-	19,316	-	-	19,316

Net Income (Loss)	-	-	-	17,758	(529,730)	(511,972)

Balance at June 30, 2018	10,000,000	$100,000	$258,364	$296,331	$(1,034,675)	$(379,980)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MANUFACTURED HOUSING PROPERTIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	2018	2017
Cash Flows From Operating Activities:
Net Loss	$(511,972)	$(11,552)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock option expense	245	--
Imputed Interest	19,316	--
Provision for bad debts	59,082	16,528
Depreciation & Amortization	265,984	35,984
Changes in operating assets and liabilities:
Accounts receivable	(21,923)	(25,494)
Other assets	47,244	4,351
Accounts payable	14,846	46,691
Accrued expenses	131,191	24,711
Other Liabilities and deposits	35,575	18,096
Net Cash Provided by Operating Activities	39,588	109,315

Cash Flows From Investing Activities:
Proceeds from sale of property	10,000	-
Building and Improvements cost	(47,779)	(171,805)
Net cash used in investing activities	(37,779)	(171,805)

Cash Flows From Financing Activities:
Proceeds from related party note	277,540	-
Repayment of notes payable	(123,906)	-
Non controlling interest Distributions	(24,007)	(26,257)
Proceeds from issuance of common stock	--	165,437
Net cash provided by financing activities	129,627	139,180

Net Change in Cash and cash equivalents	131,436	76,690
Cash and cash equivalents at Beginning of the Period	$355,935	$21,279
Cash and cash equivalents at End of the Period	$487,371	$97,969

Cash paid for:
Income Taxes	$-	$-
Interest	$477,095	$51,445

Non-Cash Investing and Financing:

During the six months ended June 30, 2017, the Company issued a convertible and notes payable totaling $1,717,588 for the purchase of investment properties totaling $1,717,588.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2018

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

The Company is a Nevada corporation whose principal activities together with its affiliates, acquires, owns, and operates manufactured housing communities. Mobile Home Rental Holdings (“MHRH”) was formed in April 2016 to acquire the assets for Pecan Grove MHP in November 2016 and Butternut MHP in April 2017. To continue the acquisition and aggregation of mobile home parks, MHRH intend to raise capital in the public markets. Therefore, on October 21, 2017, MHRH was acquired by and merged with a public entity Stack-it Storage, Inc. (OTC: STAK). As part of the merger transaction, Stack-it Storage, Inc. changed its name to Manufactured Housing Properties Inc. (OTC: MHPC).

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of Stack-it Storage, Inc. with Manufactured Housing Properties Inc. as the accounting acquirer.

(B)Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating these condensed consolidated financial statements.

Basis of Presentation

These unaudited condensed Consolidated Financial Statements have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all of the information and note disclosures required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the 2017 Form 10.

The following notes to the condensed Consolidated Financial Statements highlight significant changes to the notes included in the 2017 Form 10 and present interim disclosures as required by the SEC. The accompanying condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments and estimates necessary for a fair presentation of the interim financial statements, which are of a normal, recurring nature. Revenues and expenses are subject to seasonal fluctuations and accordingly, quarterly interim results may not be indicative of full year results.

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
As of June 30, 2018

The following unaudited pro-forma information presents the combined results of operations for the periods as if the above acquisitions of manufactured housing communities had been completed on January 1, 2017.

For the six months ended
June 30, 2017
Total Revenue	$965,427
Total (Expenses)	(1,063,280)
Net (Loss)	(97,854)
Net Income Attributable to non-controlling interest	9,008
Net Loss Attributable to the Company	(106,862)
Net Loss per common share, basic and diluted	$(0.01)

Revenue Recognition

The Company follows paragraph 606 of the FASB Accounting Standards Codification for revenue recognition and ASU 2014--09. On January 1, 2018, the Company adopted ASU 2014-09, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) Identify the Contract with a Customer, (2) Identify the Performance Obligations in the Contract, (3) Determine the Transaction Price, (4) Allocate the Transaction Price to the Performance Obligations in the Contract, and (5) Recognize Revenue When (or As) the Entity Satisfies a Performance Obligation. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. There was no impact to revenues as a result of applying ASU 2014-09 for the six months ended June 30, 2018, and there have not been any significant changes to our business processes, systems, or internal controls as a result of implementing the standard.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Total dilutive securities outstanding as of June 30, 2018 and 2017 totaled 698,000 and 0 stock options, respectively and 786,695 and 0 convertible shares, respectively.

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

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include the assumptions used in valuing equity-based transactions, valuation of deferred tax assets, depreciable lives of property and equipment and valuation of investment property.

Investment Property and Equipment and Depreciation

Property and equipment are carried at cost. Depreciation for Sites and Building is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 15 to 25 years). Depreciation of Improvements to Sites and Buildings, Rental Homes and Equipment and Vehicles is computed principally on the straightline method over the estimated useful lives of the assets (ranging from 3 to 25 years). Land Development Costs are not depreciated until they are put in use, at which time they are capitalized as Sites and Land Improvements. Interest Expense pertaining to Land Development Costs are capitalized. Maintenance and Repairs are charged to expense as incurred and improvements are capitalized. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the financial statement and any gain or loss is reflected in the current year’s results of operations.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2018

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

The Company maintains cash balances at banks and deposits at times may exceed federally insured limits. Management believes that the financial institutions that hold the Company's cash are financially secure and, accordingly, minimal credit risk exists. At June 30, 2018 and 2017, the Company had no cash balances above the FDIC-insured limit, respectively.

Stock Based Compensation

All stock based payments to employees, non-employee consultants, and to non-employee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period. Stock based payments to non-employees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are non-forfeitable the measurement date is the date the award is issued.

Fair Value of Financial Instruments

We follow paragraph 825105010 of the FASB Accounting Standards Codification for disclosures about fair value of our financial instruments and paragraph 820103537 of the FASB Accounting Standards Codification (“Paragraph 820103537”) to measure the fair value of our financial instruments. Paragraph 820103537 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“U.S. GAAP”) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820103537 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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
As of June 30, 2018

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

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Fixed Assets

Property and equipment consists of the following as of:

	June 30, 2018	December 31, 2017

Land	$4,357,950	$4,357,950
Site and Land Improvements	6,773,247	6,773,316
Buildings and Improvements	1,277,352	1,239,504
Acquisition Cost	140,758	140,758
	12,549,307	12,511,528
Less: accumulated depreciation and amortization	(430,878)	(164,894)
	$12,118,429	$12,346,634

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2018

Depreciation and amortization expense totaled $133,162 and $33,821 for the three months ended June 30, 2018, and 2017, respectively, and $265,984 and $35,984 for the six months ended June 30, 2018, and 2017, respectively.

NOTE 4 – PROMISSORY NOTES

During the years ended December 31, 2017 and 2016, the company entered into promissory notes payable to lenders related to the acquisition of seven manufactured housing communities containing approximately.

Except our line of credit, generally, the promissory notes range from 4.5% to 7.0% with 20 to 25 years principal amortization. Two of the promissory notes had an initial 6 months period of interest only payments. The Line of Credit is interest only payment based on 10%, and 8% deferred interest until maturity to be paid with principal balance. The Line of Credit awarded the lender 455,000 shares of common stock as compensation, which resulted in making the lender a related party due to their significant ownership. The promissory notes are secured by the real estate assets, and the line of credit is guaranteed by the owner of the principal stockholder of the company.

The following are terms of our secured outstanding debt:

	Maturity	Interest	Balance	Balance
	Date	Rate	06/30/2018	12/31/17

Butternut MHP Land LLC	3/30/20	6.500%	$1,144,036	$1,155,619
Butternut MHP Land LLC Mezz	4/1/27	7.000%	291,212	294,160
Pecan Grove MHP LLC	11/4/26	4.500%	1,292,442	1,310,345
Azalea MHP LLC	11/10/27	5.000%	493,017	495,023
Holly Faye MHP LLC	10/1/38	4.000%	479,250	505,500
Chatham MHP LLC	12/1/22	5.125%	1,381,057	1,395,000
Lake View MHP LLC	12/1/22	5.125%	1,228,713	1,250,000
Maple MHP LLC	1/1/23	5.125%	2,772,014	2,800,000
Totals note payables			9,081,741	9,205,647

Convertible notes payable (**)	12/12/21	18.000%	2,754,550	2,754,550
Related Party notes payable	12/31/20	(*)	719,421	441,882
Total convertible note and notes payable including related party			$12,555,712	$12,402,079

(*) As of June 30, 2018, a related party entity with a common ownership to the Company’s president loaned the Company $719,421 for working capital. The note has a five-year term with no annual interest and principal payments are deferred to maturity date. The Company imputed interest on the loan in the amount of $19,316 and $0 during the six months ended June 30, 2018 and 2017, respectively.

(**) The line of credit, which is guaranteed by the owner of the principal stockholder of the company, has a conversion option whereby the lender can convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the company’s common stock equal determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. As of June 30, 2018, the indebtedness under the line of credit was $2,754,550 and this amount would have resulted in a conversion into 786,695 newly issued shares.

The line of credit also gives the lender an option to purchase up to 864,500 shares of newly issued common stock for a purchase price of $3,000,000 minus the value of the outstanding principal of the Note, if any, previously converted into equity.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2018

Maturities of Long Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable at June 30, 2018 were:

2018	$323,633
2019	4,083,044
2020	228,156
2021	233,135
2022 and Thereafter	7,778,744
Total minimum principal payments	$12,555,712

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments and contingencies as of June 30, 2018 and December 31, 2017.

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

Common Stock

 (A)- Stock Split

In March 2018, the Company completed a 1for6 reverse split of its outstanding shares of common stock resulting in our total outstanding common shares to be 10,000,000 from 60,000,000. The financial statements have been retroactively adjusted to reflect the stock split.

(B) Equity Incentive Plan

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

The company recorded stock option expense of $245 and $0 during the six months ended June 30, 2018 and 2017, respectively.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2018

The following table summarizes the stock options outstanding as of June 30, 2018 and December 31, 2017:

	Number of options	Weighted Average exercise price (per share)	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2017	698,000	$0.01	10.0
Granted	-	-	-
Exercised	-	-	-
Forfeited / cancelled / expired	-	-	-
Outstanding at June 30, 2018	698,000	$0.01	9.5

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal period-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options holders exercised their options on June 30, 2018. As of June 30, 2018, the aggregate intrinsic value of all stock options was $0. There were no “in-the-money” options at June 30, 2018.

The following table summarizes information concerning options outstanding as of June 30, 2018:

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price

$0.01	698,000	9.5	$0.01	232,667	$0.01

The table below presents the weighted average expected life in years of options granted under the Plan as described above. The risk-free rate of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds with the expected term of the option granted.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions for grants made during the periods indicated.

Stock option assumptions	June 30, 2018	December 31, 2017
Riskfree interest rate	--	1.95%
Expected dividend yield	--	0.00%
Expected volatility	--	16.71%
Expected life of options (in years)	--	10

(D) Non-Controlling Interest

The Company owns 75% of membership interest in Pecan Grove MHP LLC. The remaining 25% are owned by unaffiliated non-controlling investors.  During the six months ended June 30, 2018 and 2017, the Company made total distribution of $24,007 and $26,257 to the non-controlling interest, respectively.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2018

NOTE 7  RELATED PARTY TRANSACTIONS

As of June 30, 2018, an entity with a common ownership to the Company’s president loaned the Company $719,421 for working capital. The note has a five-year term with no annual interest and principal payments are deferred to maturity date. The Company imputed interest on the loan in the amount of $19,316 and $0 during the six months ended June 30, 2018 and 2017, respectively.

The Company entered into a debt agreement for a line of credit. The line of credit, which is guaranteed by the owner of the principal stockholder of the company, has a conversion option whereby the lender can convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the company’s common stock equal determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares.   As of June 30, 2018, the indebtedness under the line of credit was $2,754,550 and this amount would have resulted in a conversion into 786,695 newly issued shares.

The line of credit also gives the lender an option to purchase up to 864,500 shares of newly issued common stock for a purchase price of $3,000,000 minus the value of the outstanding principal of the Note, if any, previously converted into equity.

NOTE 8 – SUBSEQUENT EVENTS

From July 1, 2018 through August 14, 2018, the Company borrowed an additional $47,000 from a related party under our working capital note (See Note 4).

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

As of June 30, 2018, the Company owns and operates seven manufactured housing communities containing approximately 440 developed sites. The communities are located in North Carolina, South Carolina, and Tennessee. Manufactured housing communities are residential developments designed and improved for the placement of detached, single family manufactured homes that are produced offsite and installed and set on residential sites within the community. The owner of a manufactured home leases the site on which it is located and the lessee of a manufactured home leases both the home and the site on which the home is located.

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

Our Business Strategy

Our business strategy is to acquire both stable and undervalued and under-performing manufactured housing properties that have current income. We believe that we can enhance value through our professional asset and property management. Our investment mission on behalf of our stockholders is to deliver an attractive risk adjusted return with a focus on value creation, capital preservation, and growth. In our ongoing search for acquisition opportunities we target and evaluate manufactured housing communities nationwide.

We are one of four public companies in the manufactured housing sector, but we are the only one not organized as a REIT, thereby giving us flexibility to focus on growth through reinvestment of income and employing higher leverage upon acquisition than the REITs traditionally utilize due to market held norms around 50% to 60%. This can give us a competitive advantage when bidding for assets. Additionally, due to our small size, non institutional sized deals of less than 150 sites, which have less bidders and lower prices, are accretive to our balance sheet.

Results of Operations for the Three Months Ended June 30, 2018, as Compared to the Three Months Ended June 30, 2017

Revenues

For the three months ended June 30, 2018, we had net revenues of $507,268 as compared to net revenues of $166,577 for the three months ended June 30, 2017, an increase of $340,691. The increase in Revenues between the periods was primarily due to the acquisition of the Company’s first manufactured housing community during the fourth quarter of 2016 and the second in April 2017, compared to the five acquisitions subsequent to the second quarter of 2017.

Community Operating Expenses

Community operating expenses of $235,310, or 46% of revenues, for the three months ended June 30, 2018, increased by $148,265 over the three months ended June 30, 2017. The increase in community operating expenses between the periods was primarily due to the ramp up of operations from the Company’s two acquisitions in late 2016 and in the first quarter of 2017. Community operating expenses for the three months ended June 30, 2018 represents 5 parks acquired subsequent to the second quarter of 2017, and two parks during the second quarter of 2017.

Corporate General and Administrative Expenses

Corporate General and administrative expenses of $285,166 for the three months ended June 30, 2018, increased by $240,381 over the three months ended June 30, 2017. Corporate General and administrative expenses are comprised of Salaries and Wages of $152,004, and Depreciation and Amortization of $133,162, which increased over the prior period by $141,040 and $99,341, respectively.

Interest Expense

Interest expense of $262,280 for the three months ended June 30, 2018, increased by $222,016 over interest expense of $40,264 for the three months ended June 30, 2017. The increase in interest expense was due to additional debt incurred related to the five acquisitions after the second quarter of 2017.

Net Income (loss)

Net loss was $275,488 for the three months ended June 30, 2018, compared to net loss of $5,517 for the three months ended June 30, 2017. The loss during the three months ended June 30, 2018 was primarily related to depreciation expense of $133,162 and corporate payroll cost of $152,004.

Results of Operations for the Six Months Ended June 30, 2018, as Compared to the Six Months Ended June 30, 2017

Revenues

For the six months ended June 30, 2018, we had net revenues of $998,081 as compared to net revenues of $241,645 for the six months ended June 30, 2017, an increase of $756,436. The increase in Revenues between the periods was primarily due to the acquisition of the Company’s first manufactured housing communities during the fourth quarter of 2016 and one in the first quarter of 2017, compared to the five acquisitions subsequent to the second quarter of 2017.

Community Operating Expenses

Community operating expenses of $472,179, or 47% of revenues, for the six months ended June 30, 2018, increased by $327,375 over the six months ended June 30, 2017. The increase in community operating expenses between the periods was primarily due to the ramp up of operations from the Company’s first acquisitions in late 2016 and in the first quarter of 2017. Community operating expenses for the six months ended June 30, 2018 represents five parks acquired subsequent to the second quarter of 2017, and one park during the second quarter of 2017.

Corporate General and Administrative Expenses

Corporate General and administrative expenses of $541,462 for the six months ended June 30, 2018, increased by $484,514 over the six months ended June 30, 2017. Corporate General and administrative expenses are comprised of Salaries and Wages of $275,478, and Depreciation and Amortization of $265,984, which increased over the prior period by $254,514 and $230,000, respectively.

Interest Expense

Interest expense of $496,412 for the six months ended June 30, 2018, increased by $444,967 over interest expense of $51,445 for the six months ended June 30, 2017. The increase in interest expense was due to additional debt incurred related to the five acquisitions after the second quarter of 2017.

Net Income (loss)

Net loss was $511,972 for the six months ended June 30, 2018, compared to net loss of $11,552 for the six months ended June 30, 2017. The loss during the six months ended June 30, 2018 was primarily related to depreciation expense of $265,984, corporate payroll cost of $275,478, interest expense of $496,412, and Corporate General and administrative expenses of $252,147.

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

Our working capital has been provided by our operating activities and our related party note. As of June 30, 2018, the related party entity with a common ownership to the Company’s president loaned the Company $719,421 for working capital. The note has a five-year term with no annual interest and principal payments are deferred to maturity date for a total credit line of $1.5 million. We expect to meet our short-term liquidity requirements of approximately $300,000 for the next twelve months, generally through available cash as well as net cash provided by operating activities and availability under our existing related party note. We expect these resources to help the Company meet operating working capital requirements. The ability of the Company to continue its operations as a going concern is dependent on management’s plans, which include raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes.

The following table summarizes total current assets, liabilities and working capital at June 30, 2018 compared to December 31, 2017.

	June 30,	December 31,
	2018	2017
Current Assets	$499,338	$452,306
Current Liabilities	$674,668	$260,423
Working Capital (Deficit)	$(175,330)	$191,883

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable to Smaller Reporting Company.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation of Raymond M. Gee, the Company’s Chief Executive Officer and Michael Z. Anise, Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2018. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2018, based on the criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2018	MANUFACTURED HOUSING PROPERTIES INC.

	By:	/s/ Raymond M. Gee
Raymond M. Gee
Chief Executive Officer,

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2018	MANUFACTURED HOUSING PROPERTIES INC.

	By:	/s/ Michael Z. Anise
Michael Z. Anise
Chief Financial Officer