Form 10-Q
period 2018-09-30
MANUFACTURED HOUSING PROPERTIES INC.
filed 2018-11-16
CIK 1277998

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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
Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

There were 10,350,000 shares of common stock outstanding as of November 16, 2018

PART I
Item 1. Financial Statements

Financial Information

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

Assets	2018	2017
	(unaudited)
Investment Property
Land	$4,357,950	$4,357,950
Site and Land Improvements	6,773,247	6,773,316
Buildings and Improvements	1,367,293	1,239,504
Acquisition Cost	140,758	140,758
Total Investment Property	12,639,248	12,511,528
Accumulated Depreciation & Amortization	(564,441)	(164,894)
Net Investment Property	12,074,807	12,346,634

Cash and Cash Equivalents	486,813	355,935
Accounts Receivable, net	4,790	46,400
Other Assets	35,827	49,971

Total Assets	$12,602,237	$12,798,940

Liabilities
Accounts Payable	$87,290	$35,726
Loans Payable	9,067,571	9,205,647
Loans Payable related party	805,214	441,882
Convertible Note Payable related party	2,754,550	2,754,550
Accrued Liabilities and Deposits	430,558	136,360
Tenant Security Deposits	121,052	88,337
Total Liabilities	13,266,235	12,662,502

Commitments and Contingencies (See Note 5)

Stockholders’ equity (deficit)

Preferred Stock (Stock par value $0.01 per share, 10,000,000 shares authorized, and zero shares are issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)
Common Stock (Stock par value $0.01 per share, 200,000,000 shares authorized, 10,000,000 and 10,000,000 shares are issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	100,000	100,000
Additional Paid in Capital	294,834	238,803
Accumulated Deficit	(1,360,688)	(504,945)
Total Manufactured Housing Properties Inc. Stockholders’ Equity (Deficit)	(965,854)	(166,142)

Non-controlling interest	301,856	302,580
Total Equity (Deficit)	(663,998)	136,438

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)	$12,602,237	$12,798,940

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue
Rental and Related Income	$513,753	$142,317	$1,511,834	$384,395
Total Revenues	513,753	142,317	1,511,834	384,395

Community Operating Expenses
Repair & Maintenance	35,772	59,510	112,637	65,193
Real estate taxes	24,436	7,071	62,731	19,215
Utilities	34,965	8,005	109,056	76,744
Insurance	10,284	4,490	41,065	7,664
General and Administrative Expense	92,672	20,369	344,819	52,000
Corporate Payroll and Overhead	253,260	179,693	528,738	200,657
Depreciation & Amortization Expense	133,563	33,821	399,547	76,557
Interest expense	242,538	38,750	738,950	90,194

Total Expenses	827,490	351,709	2,337,543	588,224

Net loss before provision for income taxes	(313,737)	(209,392)	(825,709)	(203,829)

Provision for income taxes	-	-	-	-
Net Loss	$(313,737)	$(209,392)	$(825,709)	$(203,829)

Net Income attributable to the non-controlling interest	12,276	2,885	30,034	7,436

Net Loss attributable to the Company	$(326,013)	$(212,277)	$(855,743)	$(211,265)

Weighted Average Shares - Basic and Fully Diluted	10,000,000	4,530,393	10,000,000	4,058,230

Weighted Average - Basic	$(0.03)	$(0.05)	$(0.09)	$(0.05)
Weighted Average - Fully Diluted	$(0.03)	$(0.05)	$(0.09)	$(0.05)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
(UNAUDITED)

				NON
	COMMON STOCK		ADDITIONAL	CONTROLLING	(ACCUMULATED	STOCKHOLDERS’
	SHARES	PAR VALUE	PAID IN CAPITAL	INTEREST	DEFICIT)	EQUITY (Deficit)

Balance at January 1, 2018	10,000,000	$100,000	$238,803	$302,580	$(504,945)	$136,438

Stock option expense	-	-	245	-	-	245

Non controlling Interest distributions	-	-	-	(30,758)	-	(30,758)

Imputed Interest	-	-	31,286	-	-	31,286
Stock Issued for services	-	-	24,500	-	-	24,500

Net Income (Loss)	-	-	-	30,034	(855,743)	(825,709)

Balance at September 30, 2018	10,000,000	$100,000	$294,834	$301,856	$(1,360,688)	$(663,998)

  See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MANUFACTURED HOUSING PROPERTIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	2018	2017
Cash Flows From Operating Activities:
Net Loss	$(825,709)	$(203,829)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation expense	24,745	--
Imputed Interest	31,286	--
Provision for bad debts	58,192	22,201
Depreciation & Amortization	399,547	76,557
Changes in operating assets and liabilities:
Accounts receivable	(16,582)	(33,987)
Other assets	14,144	(8,542)
Accounts payable	51,563	67,256
Accrued expenses	294,199	7,646
Other Liabilities and deposits	32,715	20,695
Net Cash Provided by (used in) Operating Activities	64,100	(52,003)

Cash Flows From Investing Activities:
Proceeds from sale of property	21,000
Building and Improvements cost	(148,720)	(10,463)
Net cash used in investing activities	(127,720)	(10,463)

Cash Flows From Financing Activities:
Proceeds from related party note	363,332	-
Repayment of notes payable	(181,650)	-
Proceeds from notes payable	43,574	-
Non controlling interest Distributions	(30,758)	(23,587)
Proceeds from issuance of common stock	--	165,437
Net cash provided by financing activities	194,498	90,523

Net Change in Cash and cash equivalents	130,878	28,057
Cash and cash equivalents at Beginning of the Period	355,935	21,279
Cash and cash equivalents at End of the Period	$486,813	$49,336

Cash paid for:
Income Taxes	$-	$-
Interest	$561,671	$51,445

The company issued a convertible and notes payable totaling $1,889,393 for the purchase of investment properties totaling $1,889,393 in 2017.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2018

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

For accounting purposes, this transaction was accounted for as a reverse merger and has been treated as a recapitalization of Stackit Storage, Inc. with Manufactured Housing Properties Inc. as the accounting acquirer.

(B)Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating these unaudited condensed consolidated financial statements.

Basis of Presentation

These unaudited condensed Consolidated Financial Statements have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all of the information and note disclosures required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the 2017 Form 10.

The following notes to the condensed unaudited Consolidated Financial Statements highlight significant changes to the notes included in the 2017 Form 10 and present interim disclosures as required by the SEC. The accompanying condensed unaudited Consolidated Financial Statements reflect, in the opinion of management, all adjustments and estimates necessary for a fair presentation of the interim financial statements, which are of a normal, recurring nature. Revenues and expenses are subject to seasonal fluctuations and accordingly, quarterly interim results may not be indicative of full year results.

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

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended
September 30, 2017
Total Revenue	$1,422,382
Total (Expenses)	(1,834,419)
Net Income (Loss)	(412,037)
Net Income Attributable to non-controlling interest	7,436
Net Loss Attributable to the Company	(419,473)
Net Loss per common share, basic and diluted	$0.04

Revenue Recognition

The Company follows Topic 606 of the FASB Accounting Standards Codification for revenue recognition and ASU 2014-09. On January 1, 2018, the Company adopted ASU 2014-09, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) Identify the Contract with a Customer, (2) Identify the Performance Obligations in the Contract, (3) Determine the Transaction Price, (4) Allocate the Transaction Price to the Performance Obligations in the Contract, and (5) Recognize Revenue When (or As) the Entity Satisfies a Performance Obligation. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. There was no impact to revenues as a result of applying ASU 2014-09 for the nine months ended September 30, 2018, and there have not been any significant changes to our business processes, systems, or internal controls as a result of implementing the standard.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Total dilutive securities outstanding as of September 30, 2018 and 2017 totaled 698,000 and 0 stock options, respectively and 786,695 and 0 convertible shares, respectively.

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

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Investment Property and Equipment and Depreciation

Property and equipment are carried at cost. Depreciation for Sites and Building is computed principally on the straightline method over the estimated useful lives of the assets (ranging from 15 to 25 years). Depreciation of Improvements to Sites and Buildings, Rental Homes and Equipment and Vehicles is computed principally on the straightline method over the estimated useful lives of the assets (ranging from 3 to 25 years). Land Development Costs are not depreciated until they are put in use, at which time they are capitalized as Sites and Land Improvements. Interest Expense pertaining to Land Development Costs are capitalized. Maintenance and Repairs are charged to expense as incurred and improvements are capitalized. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the consolidated balance sheet and any gain or loss is reflected in the current year’s results of operations.

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

The Company maintains cash balances at banks and deposits at times may exceed federally insured limits. Management believes that the financial institutions that hold the Company's cash are financially secure and, accordingly, minimal credit risk exists. At September 30, 2018 and 2017, the Company had no cash balances above the FDIC-insured limit, respectively.

Stock Based Compensation

All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 22, 2017, the FASB issued ASU No. 2017-05, “Other Income -Gains and Losses from the Derecognition of Nonfinancial Assets.” ASU 2017-05 provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and insubstance nonfinancial assets in contracts with noncustomers, unless other specific guidance applies. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the company is required to measure any noncontrolling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has evaluated the potential impact this standard may have on the consolidated financial statements and determined that it had no impact on the consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU relates to the accounting for non-employee share-based payments. The amendment in this Update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the good or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed Consolidated Financial Statements.

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

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – Fixed Assets

Property and equipment consists of the following as of:

	September 30, 2018	December 31, 2017

Land	$4,357,950	$4,357,950
Site and Land Improvements	6,773,247	6,773,316
Buildings and Improvements	1,367,293	1,239,504
Acquisition Cost	140,758	140,758
	12,639,248	12,511,528
Less: accumulated depreciation and amortization	(564,441)	(164,894)
	$12,074,807	$12,346,634

Depreciation and amortization expense totaled $133,563 and $40,572 for the three months ended September 30, 2018, and 2017, respectively, and $399,547 and $76,556 for the nine months ended September 30, 2018, and 2017, respectively.

NOTE 4 – PROMISSORY NOTES

During the years ended December 31, 2017 and 2016, the company entered into promissory notes payable to lenders related to the acquisition of seven manufactured housing communities.

Except our line of credit, generally, the promissory notes range from 4.5% to 7.0% with 2 to 21 years principal amortization. Two of the promissory notes had an initial 6 months period of interest only payments. The Line of Credit is interest only payment based on 10%, and 8% deferred till maturity to be paid with principal balance. The Line of Credit awarded the lender 455,000 shares of common stock as compensation, which resulted in making the lender a related party due to their significant ownership. The promissory notes are secured by the real estate assets, and the line of credit is guaranteed by the owner of the principal stockholder of the company.

The following are terms of our secured outstanding debt:	Maturity	Interest	Balance	Balance
	Date	Rate	09/30/2018	12/31/17

Butternut MHP Land LLC	3/30/20	6.500%	$1,141,115	$1,155,619
Butternut MHP Land LLC Mezz	4/1/27	7.000%	288,855	294,160
Pecan Grove MHP LLC	11/4/26	4.500%	1,281,522	1,310,345
Azalea MHP LLC	11/10/27	5.000%	530,310	495,023
Holly Faye MHP LLC	10/1/38	4.000%	471,750	505,500
Chatham MHP LLC	12/1/22	5.125%	1,373,951	1,395,000
Lake View MHP LLC	12/1/22	5.125%	1,222,318	1,250,000
Maple MHP LLC	1/1/23	5.125%	2,757,750	2,800,000
Totals note payables			9,067,571	9,205,647

Convertible notes payable (**)	5/08/19	18.000%	2,754,550	2,754,550
Related Party notes payable	9/30/22	(*)	805,214	441,882
Total convertible note and notes payable including related party			$12,627,334	$12,402,079

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(*) As of September 30, 2018, a related party entity with a common ownership to the Company’s president loaned the Company $805,214 for working capital. The note has a five-year term with no annual interest and principal payments are deferred to maturity date. The Company imputed interest on the loan in the amount of $31,286 and $0 during the nine months ended September 30, 2018 and 2017, respectively.

(**) The line of credit, which is guaranteed by the owner of the principal stockholder of the company, has a conversion option whereby the lender can convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the company’s common stock equal determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. As of September 30, 2018, the indebtedness under the line of credit was $2,754,550 and this amount would have resulted in a conversion into 786,695 newly issued shares.

The line of credit also gives the lender an option to purchase up to 864,500 shares of newly issued common stock for a purchase price of $3,000,000 minus the value of the outstanding principal of the Note, if any, previously converted into equity.

Maturities of Long Term Obligations for Five Years and Beyond The minimum annual principal payments of notes payable at September 30, 2018 were:
2018	$2,983,222
2019	1,323,328
2020	228,527
2021	1,035,893
2022 and Thereafter	7,056,365
Total minimum principal payments	$12,627,335

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments and contingencies as of September 30, 2018 and December 31, 2017.

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

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

(A)- Stock Split

In March 2018, the Company completed a 1for6 reverse split of its outstanding shares of common stock resulting in our total outstanding common shares to be 10,000,000 from 60,000,000. The consolidated financial statements have been retroactively adjusted to reflect the stock split.

(B) Equity Incentive Plan

In December 2017, the Board of Directors, with the approval of a majority interest of the stockholders of the Company, adopted the Equity Incentive Plan (the “Plan”) which will be administered by a committee appointed by the Board.

(C) Issuance of Common Stock

In September 2018, the Company entered into an agreement with Maxim Group, LLC, (“Maxim”) pursuant to which Maxim has agreed to provide general financial advisory and investment banking services in exchange for a non-refundable monthly fee of $25,000 and 3.5% of the outstanding shares of common stock at the agreement date; therefore, in October 2018, the Company issued 350,000 common stock shares to Maxim. The Company recorded $24,500 of expense for the shares earned under the agreement as of September 30, 2018.

The Company, under its Compensation Plan, issues options to various officers and directors. One third of the options vest immediately, and two thirds vest in equal annual installments over a two-year period. All of the options are exercisable at a purchase price of $.01 per share.

The company recorded stock compensation expense of $245 and $0 during the nine months ended September 30, 2018 and 2017, respectively.

The following table summarizes the stock options outstanding as of September 30, 2018 and December 31, 2017:

Weighted
		Weighted	average
		Average	remaining
	Number of	exercise price	contractual
	options	(per share)	term (in years)
Outstanding at December 31, 2017	698,000	$0.01	10
Granted	-	-	-
Exercised	-	-	-
Forfeited / cancelled / expired	-	-	-
Outstanding at September 30, 2018	698,000	$0.01	9.25

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal periodend and the exercise price, multiplied by the number of inthemoney options) that would have been received by the option holder had all options holders exercised their options on September 30, 2018. As of September 30, 2018, the aggregate intrinsic value of all stock options was $39,390.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information concerning options outstanding as of September 30, 2018:

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price

$0.01	698,000	9.25	$0.01	232,667	$0.01

The table below presents the weighted average expected life in years of options granted under the Plan as described above. The risk free rate of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds with the expected term of the option granted.

The fair value of stock options were estimated using the Black Scholes option pricing model with the following assumptions for grants made during the periods indicated.

	September 30,	December 31,
Stock option assumptions	2018	2017
Risk-free interest rate	--	1.95%
Expected dividend yield	--	0.00%
Expected volatility	--	16.71%
Expected life of options (in years)	--	10

(D) Non-Controlling Interest

The Company owns 75% of membership interest in Pecan Grove MHP LLC. The remaining 25% are owned by unaffiliated non-controlling investors.  During the nine months ended September 30, 2018 and 2017, the Company made total distribution of $30,758 and $26,589 to the noncontrolling interest, respectively.

NOTE 7  RELATED PARTY TRANSACTIONS

As of September 30, 2018, an entity with a common ownership to the Company’s president loaned the Company $805,214 for working capital. The note has a five-year term with no annual interest and principal payments are deferred to maturity date. The Company imputed interest on the loan in the amount of $31,286 and $0 during the nine months ended September 30, 2018 and 2017, respectively.

The Company entered into a debt agreement for a line of credit. The line of credit, which is guaranteed by the owner of the principal stockholder of the company, has a conversion option whereby the lender can convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the company’s common stock equal determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares.   As of September 30, 2018, the indebtedness under the line of credit was $2,754,550 and this amount would have resulted in a conversion into 786,695 newly issued shares.

The line of credit also gives the lender an option to purchase up to 864,500 shares of newly issued common stock for a purchase price of $3,000,000 minus the value of the outstanding principal of the Note, if any, previously converted into equity.

NOTE 8 – SUBSEQUENT EVENTS

From October 1, 2018 through November 14, 2018, the Company borrowed an additional $74,721 from a related party under our working capital note (See Note 4).

In September 2018, the Company entered into an agreement with Maxim Group, LLC, (“Maxim”) pursuant to which Maxim has agreed to provide general financial advisory and investment banking services in exchange for a non-refundable monthly fee of $25,000 and 3.5% of the outstanding shares of common stock at the agreement date; therefore, in October 2018, the Company issued 350,000 shares of common stock to Maxim.

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

As of September 30, 2018, the Company owns and operates seven manufactured housing communities containing approximately 440 developed sites. The communities are located in North Carolina, South Carolina, and Tennessee. Manufactured housing communities are residential developments designed and improved for the placement of detached, single family manufactured homes that are produced offsite and installed and set on residential sites within the community. The owner of a manufactured home leases the site on which it is located and the lessee of a manufactured home leases both the home and the site on which the home is located.

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

●
Stable Resident Base. We believe that manufactured housing communities tend to achieve and maintain a stable rate of occupancy, due to the following factors: (i) residents generally own their own homes. moving a manufactured home from one community to another involves substantial cost and effort and often results in the abandonment of onsite improvements made by the resident such as decks, garages, carports, and landscaping. and (iii) residents enjoy a sense of community inherent in manufactured housing communities similar to residential subdivisions

●
Fragmented Ownership of Communities. Manufactured housing community ownership in the United States is highly fragmented, with a majority of manufactured housing communities owned by individuals. The top five manufactured housing community owners control approximately 7% of manufactured housing community home sites. This fragmentation presents an opportunity to consolidate properties.

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

We are one of four public companies that acquire, own, manage and operate communities in the manufactured housing sector, but we are the only one not organized as a REIT, thereby giving us flexibility to focus on growth through reinvestment of income and employing higher leverage upon acquisition than the REITs traditionally utilize due to market held norms around 50 % to 60%. This can give us a competitive advantage when bidding for assets. Additionally, due to our small size, non institutional sized deals of less than 150 sites, which have less bidders and lower prices, are accretive to our balance sheet.

Results of Operations for the Three Months Ended September 30, 2018, as Compared to the Three Months Ended September 30, 2017

Revenues

For the three months ended September 30, 2018, we had net revenues of $513,753 as compared to net revenues of $142,317 for the three months ended September 30, 2017, an increase of $371,436. The increase in Revenues between the periods was primarily due to the five acquisitions subsequent to the third quarter of 2017.

Community Operating Expenses

Community operating expenses of $198,129, or 39% of revenues, for the three months ended September 30, 2018, increased by $96,684 over the three months ended September 30, 2017. The increase in community operating expenses between the periods was primarily due to the ramp up of operations from the Company's acquisition in the first quarter of 2017 and the five parks acquired subsequent to the third quarter of 2017.

Corporate General and Administrative Expenses

Corporate General and administrative expenses of $386,823 for the three months ended September 30, 2018, increased by $173,309 over the three months ended September 30, 2017. Corporate General and administrative expenses are comprised of Salaries and Wages of $190,748, Dead deal cost of $62,512, and Depreciation and Amortization of $133,563. This increase was primarily related to corporate overhead cost as the company hired additional employees to support the five acquisitions subsequent to the third quarter of 2017 and to support growth and future acquisitions.

Interest Expense

Interest expense of $242,538 for the three months ended September 30, 2018, increased by $203,788 over interest expense of $38,750 for the three months ended September 30, 2017. The increase in interest expense was due to additional debt incurred related to the 5 acquisitions after the third quarter of 2017.

Net Income (loss)

Net loss was $313,737 for the three months ended September 30, 2018, compared to net loss of $209,392 for the three months ended September 30, 2017. The loss during the three months ended September 30, 2018 was primarily related to depreciation expense of $133,563 and corporate payroll and overhead cost of $253,260. The increase in net loss was primarily related to Interest expense on new acquisitions, corporate overhead cost as the company hired additional employees to support the five acquisitions subsequent to the third quarter of 2017 and to support growth and future acquisitions.

Results of Operations for the Nine months Ended September 30, 2018, as Compared to the Nine months Ended September 30, 2017

Revenues

For the nine months ended September 30, 2018, we had net revenues of $1,511,834 as compared to net revenues of $384,395 for the nine months ended September 30, 2017, an increase of $1,127,439. The increase in revenues between the periods was primarily due to the acquisition of five manufactured housing communities subsequent to the third quarter of 2017. Which are included in the nine months ended September 30, 2018.

Community Operating Expenses

Community operating expenses of $670,308, or 45% of revenues, for the nine months ended September 30, 2018, increased by $449,492 over the nine months ended September 30, 2017. The increase in community operating expenses between the periods was primarily due to the ramp up of operations from the Company’s acquisitions of five parks acquired subsequent to the third quarter of 2017, and one park during the first quarter of 2017.

Corporate General and Administrative Expenses

Corporate General and administrative expenses of $928,285 for the nine months ended September 30, 2018, increased by $651,071 over the nine months ended September 30, 2017. Corporate General and administrative expenses are comprised of Salaries and Wages of $466,226, Dead deal cost of $62,512, and Depreciation and Amortization of $399,547. This increase was primarily related to corporate overhead cost as the company hired additional employees to support the five acquisitions subsequent to the third quarter of 2017 and to support growth and future acquisitions.

Interest Expense

Interest expense of $738,950 for the nine months ended September 30, 2018, increased by $648,756 over interest expense of $90,194 for the nine months ended September 30, 2017. The increase in interest expense was due to additional debt incurred related to the 5 acquisitions after the third quarter of 2017.

Net Income (loss)

Net loss was $825,709 for the nine months ended September 30, 2018, compared to net loss of $203,829 for the nine months ended September 30, 2017. The loss during the nine months ended September 30, 2018 was primarily related to depreciation expense of $399,547, corporate payroll and overhead cost of $528,738. The increase in net loss was primarily related to corporate overhead cost as the company hired additional employees to support the five acquisitions subsequent to the third quarter of 2017 and to support growth and future acquisitions.

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

Our working capital has been provided by our operating activities and our related party note. As of September 30, 2018, the related party entity with a common ownership to the Company’s president loaned the Company $805,214 for working capital. The note has a five-year term with no annual interest and principal payments are deferred to maturity date for a total credit line of $1.5 million. We expect to meet our short-term liquidity requirements of approximately $3,622,304 for the next twelve months, generally through available cash as well as net cash provided by operating activities and availability under our existing related party note. We expect these resources to help the Company meet operating working capital requirements. The ability of the Company to continue its operations as a going concern is dependent on management’s plans, which include raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes.

The following table summarizes total current assets, liabilities and working capital at September 30, 2018 compared to December 31, 2017.

	September 30,	December 31,
	2018	2017
Current Assets	$527,430	$452,306
Current Liabilities	$3,622,304	$260,423
Working Capital (Deficit)	$(3,094,874)	$191,883

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable to Smaller Reporting Company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation of Raymond M. Gee, the Company’s Chief Executive Officer and Michael Z. Anise, Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2018. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2018, based on the criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

None.

Item 2. Unregistered sales of equity securities and use of proceeds

On October 7, 2018 the Company caused 350,000 shares of its previously unissued common stock to be issued by its transfer agent to Maxim Group LLC pursuant to the terms of the letter agreement dated September 17, 2018 between Maxim and the Company in which Maxim agreed to provide general financial advisory and investment banking services to the registrant in exchange for a fixed cash fee for each month during the term of the letter agreement plus three and one-half percent (3.5%) of the outstanding shares of registrant’s common stock as of the date of execution of the letter agreement. The shares were issued for services to be performed by Maxim and the Company recorded $24,500 as the value of the shares earned under the letter agreement. The shares issued were not registered (i.e., they are “restricted shares”) and the certificate representing the shares contains a legend regarding limitations on the resale or other disposition of the restricted shares. The Company believes that the restricted shares of its common stock issued to Maxim pursuant to the letter agreement were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

* Attached as Exhibit 101 to this report are the following unaudited Condensed Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) unaudited Consolidated Statements of Stockholders’ Equity (Deficit) (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these unaudited Condensed consolidated financial statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2018	MANUFACTURED HOUSING PROPERTIES INC.

	By:	/s/ Raymond M. Gee
Raymond M. Gee
Chief Executive Officer,

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2018	MANUFACTURED HOUSING PROPERTIES INC.

	By:	/s/ Michael Z. Anise
Michael Z. Anise
Chief Financial Officer/