Form 10-K
period 2018-12-31
MANUFACTURED HOUSING PROPERTIES INC.
filed 2019-04-01
CIK 1277998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934the compan

For the transition period _________ to _________

MANUFACTURED HOUSING PROPERTIES INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	51-0482104
(State or other jurisdiction of Incorporation or formation)	(IRS employer identification number)

136 Main St.
Pineville, NC 28134

(704) 869-2500
(Address, including zip code, and telephone number,
including area code, of Registrant’s principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

“None”

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock $.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes No []

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-afﬁliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second ﬁscal quarter.

$ 11,574,000

There were 12,895,062 shares of common stock outstanding as of March 15, 2019

Item 1. Business.

Our Company

Manufactured Housing Properties Inc. (“MHPC”), together with its predecessors and consolidated subsidiaries, are referred to herein as “we”, “us”, “our”, or “the Company”, unless the context requires otherwise.

MHPC is a self-administered, self-managed, vertically integrated owner and operator of manufactured housing communities. The Company earns income from leasing manufactured home sites to tenants who own their manufactured home and the rental of Company-owned manufactured homes to residents of the communities.

We originally incorporated in the State of Nevada as Frontier Staffing, Inc. on September 3, 2003. Since our incorporation, we have experienced several name changes and have engaged in several different business endeavors. On October 12, 2017, Mobile Home Rental Holdings LLC, a North Carolina limited liability company which engaged in acquiring and operating manufactured housing properties, merged with and into the Company. In connection with the merger, the name of the Company was changed to Manufactured Housing Properties Inc., the former business and management of MHRH became the business and management, respectively, of the Company.

As of December 31, 2018, the Company owned and operated seven manufactured housing communities containing approximately 440 developed sites, and a total of 97 Company-owned manufactured homes. The communities are located in North Carolina, South Carolina, and Tennessee.

The Manufactured Housing Community Industry

Manufactured housing communities are residential developments designed and improved for the placement of detached, single-family manufactured homes that are produced off-site and installed and set on residential sites within the community. The owner of a manufactured home leases the site on which it is located and the lessee of a manufactured home leases both the home and site on which the home is located.

Manufactured housing is accepted by the public as a viable and economically attractive alternative to common stick-built single-family housing. The affordability of the modern manufactured home makes it a very attractive housing alternative. Manufactured housing is one of the only non-subsidized affordable housing options in the U.S. Demand for housing affordability continues to increase, but supply remains static, as there are virtually no new manufactured housing communities being developed. MHPC is committed to be an industry leader in providing this affordable housing option and an improved level of service to its residents, while producing an attractive and stable risk adjusted return to our investors.

A manufactured housing community is a land-lease community designed and improved with home sites for the placement of manufactured homes and includes related improvements and amenities. Each homeowner in a manufactured housing community leases from the community a site on which a home is located. The manufactured housing community owner owns the underlying land, utility connections, streets, lighting, driveways, common area amenities, and other capital improvements and is responsible for enforcement of community guidelines and maintenance of the community. Generally, each homeowner is responsible for the maintenance of his or her home and upkeep of his or her leased site. In some cases, customers may rent homes with the community owner’s maintaining ownership and responsibility for the maintenance and upkeep of the home. This option provides flexibility for customers seeking a more affordable, shorter-term housing option and enables the community owner to meet a broader demand for housing and improve occupancy and cash flow.

We believe that manufactured housing communities have several characteristics that make them an attractive investment when compared to certain other types of real estate, particularly multifamily, including:

●
Significant Barriers to Entry. We believe that the supply of new manufactured housing communities will be constrained due to significant barriers to entry in the industry, including: (i) various zoning restrictions and negative zoning biases against manufactured housing communities; (ii) substantial upfront costs associated with the development of infrastructure, amenities and other offsite improvements required by various governmental agencies, and (iii) a significant length of time before lease-up and revenues can commence.

●
Diminishing Supply. Supply is decreasing due to redevelopment of older parks.

●
Large Demographic Group of Potential Customers. We consider households earning between $25,000 and $50,000 per year to be our core customer base. This demographic group represents about 43 percent of overall U.S. households, according to 2016 U.S. Census data.

●
Stable Resident Base. We believe that manufactured housing communities tend to achieve and maintain a stable rate of occupancy, due to the following factors: (i) residents generally own their own homes; moving a manufactured home from one community to another involves substantial cost and effort and often results in the abandonment of on-site improvements made by the resident such as decks, garages, carports, and landscaping; and (iii) residents enjoy a sense of community inherent in manufactured housing communities similar to residential subdivisions.

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

Our Business Strategy

Our business strategy is to acquire both stable and undervalued and underperforming manufactured housing properties that have current income. We believe that we can enhance value through our professional asset and property management. Our property management services are mainly comprised of tenant contracts and leasing, marketing vacancies, community maintenance, enforce community policies, establish and collect rent, and pay vendors. Our lot and manufactured home leases are generally for one month and auto renews monthly for an additional month.

Our investment mission on behalf of our stockholders is to deliver an attractive risk-adjusted return with a focus on value creation, capital preservation, and growth. In our ongoing search for acquisition opportunities we target and evaluate manufactured housing communities nationwide.

The Company may invest in improved and unimproved real property and may develop unimproved real property. These property investments may be located throughout the United States, but the Company has concentrated on the Southeast. We are focused on acquiring communities with significant upside potential and leveraging our expertise to build long-term capital appreciation.

We are one of four public companies in the manufactured housing sector, but we are the only one not organized as a REIT, thereby giving us flexibility to focus on growth through reinvestment of income and employing higher leverage upon acquisition than the REITs traditionally utilize due to market held norms around 50-60%. This can give us a competitive advantage when bidding for assets. Additionally, due to our small size, non-institutional sized deals of less than 150 sites, which have less bidders and lower prices, are accretive to our balance sheet.

Regulations, Insurance and Property Maintenance and Improvement

Manufactured home communities are subject to various laws, ordinances and regulations. We believe that each community has all material operating permits and approvals.

Our properties are insured against risks that may cause property damage and business interruption including events such as fire, business interruption, general liability and if applicable, flood. Our insurance policies contain deductible requirements, coverage limits and particular exclusions. It is the policy of the Company to maintain adequate insurance coverage on all of our properties; and, in the opinion of management, all of our properties are adequately insured. We also obtain title insurance insuring fee title to the properties in an aggregate amount which we believe to be adequate.

It is the policy of the Company to properly maintain, modernize, expand and make improvements to its properties when required.

Number of Employees

As of December 31, 2018, the Company had 10 employees, including officers.

Available Information

Additional information about the Company can be found on the Company’s website which is located at www.MHproperties.com Information contained on or hyperlinked from our website is not incorporated by reference into and should not be considered part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission (“SEC”). The Company makes available, free of charge, on or through its website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You can also read and copy any materials the Company files with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Recent Developments

During the first quarter of 2019, we entered into agreements to acquire the assets of three manufactured housing communities totaling approximately $10,715,000. The three transactions will be accounted for as asset acquisition, and we expect to close them in the second quarter of 2019.

In March of 2019, we refinanced a total of $4,920,750 from our current loans payable to $8,241,609 of new notes payable from five of our seven existing communities, resulting in an additional loan payable of $3,320,859. The Company used the additional loans payable proceeds from the refinance to retire our Convertible Note Payable of $2,754,550 plus accrued interest. $4,573,000 of the total $8,241,609, representing the refinancing portion for Azalea, Holly Faye, and Pecan Grove required a personal guarantee from our Chief Executive Officer.

In January 2019, we agreed to acquire the 25% minority interest in Pecan Grove, and we will issue 2,000,000 shares of our common stock to Gvest Real Estate for the minority interest acquisition which were valued at the historical cost value of $537,502.

Item 1A. Risk Factors.

The following risk factors address the material risks concerning our business. If any of the risks discussed in this report were to occur, our business, prospects, financial condition, results of operation and our ability to service our debt and make distributions to our stockholders could be materially and adversely affected and the market price per share of our stock could decline significantly. Some statements in this Registration Statement, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to Global Financial Conditions

Disruptions in financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our securities. Since 2008, the United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks and debt securities to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. War in certain Middle Eastern countries, the slowing of the Chinese economy and the recent decline in petroleum prices, among other factors, have added to the uncertainty in the capital markets. Uncertainty in the stock and credit markets may negatively impact our ability to access additional financing at reasonable terms, which may negatively affect our ability to acquire properties and otherwise pursue our investment strategy. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our investment strategy accordingly. These types of events in the stock and credit markets may make it more difficult or costly for us to raise capital through the issuance of the common stock, preferred stock or debt securities. The potential disruptions in the financial markets may have a material adverse effect on the market value of our securities, and the return we receive on our properties and investments, as well as other unknown adverse effects on us or the economy in general.

Real Estate Industry Risks

General economic conditions and the concentration of our properties in North Carolina, South Carolina, and Tennessee may affect our ability to generate sufficient revenue. The market and economic conditions in our current markets may significantly affect manufactured housing occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected. As a result of the current geographic concentration of our properties in North Carolina, South Carolina, and Tennessee, we are exposed to the risks of downturns in the local economy or other local real estate market conditions that could adversely affect occupancy rates, rental rates, and property values in these markets.

Other factors that may affect general economic conditions or local real estate conditions include:

●
the national and local economic climate which may be adversely affected by, among other factors, plant closings, and industry slowdowns;

●
local real estate market conditions such as the oversupply of manufactured home sites or a reduction in demand for manufactured home sites in an area;

●
the number of repossessed homes in a particular market;

●
the lack of an established dealer network;

●
the rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates;

●
the safety, convenience and attractiveness of our properties and the neighborhoods where they are located;

●
zoning or other regulatory restrictions;

●
competition from other available manufactured housing communities and alternative forms of housing (such as apartment buildings and single-family homes);

●
our ability to provide adequate management, maintenance and insurance;

●
increased operating costs, including insurance premiums, real estate taxes and utilities; and

●
the enactment of rent control laws or laws taxing the owners of manufactured homes.

Our income would also be adversely affected if tenants were unable to pay rent or if sites were unable to be rented on favorable terms. If we were unable to promptly renew the leases for a significant number of sites, or if the rental rates upon such renewal or reletting were significantly lower than expected rates, then our business and results of operations could be adversely affected. In addition, certain expenditures associated with each property (such as real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in income from the property.

We may be unable to compete with our larger competitors, which may in turn adversely affect our profitability. The real estate business is highly competitive. We compete for manufactured housing community investments with numerous other real estate entities, such as individuals, corporations, REITs and other enterprises engaged in real estate activities. In many cases, the competing concerns may be larger and better financed than we are, making it difficult for us to secure new manufactured housing community investments. Competition among private and institutional purchasers of manufactured housing community investments has led to increases in the purchase prices paid for manufactured housing communities and consequent higher fixed costs. To the extent we are unable to effectively compete in the marketplace, our business may be adversely affected.

Costs associated with taxes and regulatory compliance may reduce our revenue. We are subject to significant regulation that inhibits our activities and may increase our costs. Local zoning and use laws, environmental statutes and other governmental requirements may restrict expansion, rehabilitation and reconstruction activities. These regulations may prevent us from taking advantage of economic opportunities. Legislation such as the Americans with Disabilities Act may require us to modify our properties at a substantial cost and noncompliance could result in the imposition of fines or an award of damages to private litigants. Future legislation may impose additional requirements. We cannot predict what requirements may be enacted or amended or what costs we will incur to comply with such requirements. Costs resulting from changes in real estate laws, income taxes, service or other taxes may adversely affect our funds from operations and our ability to pay or refinance our debt. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures, which would adversely affect our business and results of operations.

Rent control legislation may harm our ability to increase rents. State and local rent control laws in certain jurisdictions may limit our ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. We may purchase additional properties in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted.

Our investments are concentrated in the manufactured housing/residential sector and our business would be adversely affected by an economic downturn in that sector. Our investments in real estate assets are concentrated in the manufactured housing/residential sector. This concentration may expose us to the risk of economic downturns.

Environmental liabilities could affect our profitability. Under various federal, state and local laws, as well as local ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous substances at, on, under or in such property, as well as certain other potential costs relating to hazardous or toxic substances. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous substances. A conveyance of the property, therefore, does not relieve the owner or operator from liability. As a current or former owner and operator of real estate, we may be required by law to investigate and clean up hazardous substances released at or from the properties we currently own or operate or have in the past owned or operated. We may also be liable to the government or to third parties for property damage, investigation costs and cleanup costs. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination. Contamination may adversely affect our ability to sell or lease real estate or to borrow using the real estate as collateral. Persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility owned or operated by another person. In addition, certain environmental laws impose liability for the management and disposal of asbestos-containing materials and for the release of such materials into the air. These laws may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials. In connection with the ownership, operation, management, and development of real properties, we may be considered an owner or operator of such properties and, therefore, are potentially liable for removal or remediation costs, and also may be liable for governmental fines and injuries to persons and property. When we arrange for the treatment or disposal of hazardous substances at landfills or other facilities owned by other persons, we may be liable for the removal or remediation costs at such facilities. We are not aware of any environmental liabilities relating to our investment properties that would have a material adverse effect on our business, assets, or results of operations. However, we cannot assure you that environmental liabilities will not arise in the future and that such liabilities will not have a material adverse effect on our business, assets or results of operation.

Of the seven manufactured housing communities we currently operate, four are on well and septic systems. At these locations, we are subject to compliance with monthly, quarterly and yearly testing for contaminants as outlined by each state’s Department of Environmental Protection Agencies. Currently, we are not subject to radon or asbestos monitoring requirements.

Additionally, in connection with the management of the properties or upon acquisition or financing of a property, we authorize the preparation of Phase I or similar environmental reports (which involves general inspections without soil sampling or ground water analysis) completed by independent environmental consultants. Based on such environmental reports and our ongoing review of its properties, as of the date of this 10-K, we are not aware of any environmental condition with respect to any of our properties that we believe would be reasonably likely to have a material adverse effect on our financial condition or results of operations. These reports, however, cannot reflect conditions arising after the studies were completed, and no assurances can be given that existing environmental studies reveal all environmental liabilities, that any prior owner or operator of a property or neighboring owner or operator did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist with respect to any one property or more than one property.

Actions by our competitors may decrease or prevent increases in the occupancy and rental rates of our properties which could adversely affect our business. We compete with other owners and operators of manufactured housing community properties, some of whom own properties similar to ours in the same submarkets in which our properties are located. The number of competitive manufactured housing community properties in a particular area could have a material adverse effect on our ability to lease sites and increase rents charged at our properties or at any newly acquired properties. In addition, other forms of multi-family residential properties, such as private and federally funded or assisted multi-family housing projects and single-family housing, provide housing alternatives to potential tenants of manufactured housing communities. If our competitors offer housing at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, cash flow, cash available for distribution, and ability to satisfy our debt service obligations could be materially adversely affected.

Losses in excess of our insurance coverage or uninsured losses could adversely affect our cash flow. We generally maintain insurance policies related to our business, including casualty, general liability and other policies covering business operations, employees and assets. However, we may be required to bear all losses that are not adequately covered by insurance. In addition, there are certain losses that are not generally insured because it is not economically feasible to insure against them, including losses due to riots or acts of war. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated profits and cash flow from the properties and, in the case of debt that carries recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Although we believe that our insurance programs are adequate, no assurance can be given that we will not incur losses in excess of its insurance coverage, or that we will be able to obtain insurance in the future at acceptable levels and reasonable cost.

We may not be able to integrate or finance our acquisitions and our acquisitions may not perform as expected. We acquire and intend to continue to acquire manufactured housing communities on a select basis. Our acquisition activities and their success are subject to the following risks:

●
we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including both publicly traded REITs and institutional investment funds;

●
even if we enter into an acquisition agreement for a property, it is usually subject to customary conditions for closing, including completion of due diligence investigations to our satisfaction, which may not be satisfied;

●
even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price;

●
we may be unable to finance acquisitions on favorable terms;

●
acquired properties may fail to perform as expected;

●
acquired properties may be located in new markets where we face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

●
we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

If any of the above were to occur, our business and results of operations could be adversely affected.

In addition, we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were to be asserted against us based on ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow.

We may be unable to sell properties when appropriate because real estate investments are illiquid. Real estate investments generally cannot be sold quickly and, therefore, will tend to limit our ability to vary our property portfolio promptly in response to changes in economic or other conditions. The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service our debt and make distributions to our stockholders.

Financing Risks

We face risks generally associated with our debt. We finance a portion of our investments in properties through debt. We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. In addition, debt creates other risks, including:

●
failure to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms;

●
refinancing terms less favorable than the terms of existing debt; and

●
failure to meet required payments of principal and/or interest.

We face risks related to “balloon payments” and re-financings. Certain of our mortgages will have significant outstanding principal balances on their maturity dates, commonly known as “balloon payments.” There can be no assurance that we will be able to refinance the debt on favorable terms or at all. To the extent we cannot refinance debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to service debt and make distributions.

We may become more highly leveraged, resulting in increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition and results of operations and our ability to pay distributions. We have incurred, and may continue to incur, indebtedness in furtherance of our activities. We could become more highly leveraged, resulting in an increased risk of default on our obligations and in an increase in debt service requirements, which could adversely affect our financial condition and results of operations and our ability to pay distributions to stockholders.

Covenants in our credit agreements could limit our flexibility and adversely affect our financial condition. The terms of our various credit agreements and other indebtedness require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations. If we were to default under our credit agreements, our financial condition would be adversely affected.

A change in the United States government policy regarding to the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) could impact our financial condition. Fannie Mae and Freddie Mac are a major source of financing for the manufactured housing real estate sector. We could depend on Fannie Mae and Freddie Mac to finance growth by purchasing or guarantying manufactured housing community loans. In February 2011, the Obama Administration released a report to Congress that included options, among others, to gradually shrink and eventually shut down Fannie Mae and Freddie Mac. We do not know when or if Fannie Mae or Freddie Mac will restrict their support of lending to our real estate sector or to us in particular. A final decision by the government to eliminate Fannie Mae or Freddie Mac or reduce their acquisitions or guarantees of our mortgage loans, may adversely affect interest rates, capital availability and our ability to refinance our existing mortgage obligations as they come due and obtain additional long-term financing for the acquisition of additional communities on favorable terms or at all.

Other Risks

We may not be able to obtain adequate cash to fund our business. Our business requires access to adequate cash to finance our operations, distributions, capital expenditures, debt service obligations, development and redevelopment costs and property acquisition costs, if any. We expect to generate the cash to be used for these purposes primarily with operating cash flow, borrowings under secured and unsecured loans, proceeds from sales of strategically identified assets and, when market conditions permit, through the issuance of debt and equity securities from time to time. We may not be able to generate sufficient cash to fund our business, particularly if we are unable to renew leases, lease vacant space or re-lease space as leases expire according to our expectations.

The report of our independent registered public accounting firm expresses substantial doubt about the Company’s ability to continue as a going concern. Our auditors have indicated in their report on the Company’s financial statements for the fiscal year ended December 31, 2018 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations and substantial decline in our working capital. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding, and continued growth in operating activities.

We have one stockholder that can single-handedly control the Company. Our largest stockholder is Gvest Real Estate Capital LLC, an entity whose sole owner is Raymond M. Gee, the Chairman of our Board of Directors and our President and Chief Executive Officer. At present, Gvest Real Estate Capital owns 86.45% of our total issued and outstanding common stock. Under Nevada law, this ownership position provides Mr. Gee with the almost unrestricted ability to control the business, management and strategic direction of the Company. If Mr. Gee choses to exercise this control, his decisions regarding the Company could be detrimental to, or not in the best interests of the Company and its other stockholders.

We are dependent on key personnel. Our executive and other senior officers have a significant role in our success. Our ability to retain our management group or to attract suitable replacements should any members of the management group leave depends on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely affect our financial condition and cash flow. Further, such a loss could be negatively perceived in the capital markets.

Our management is inexperienced in running a public entity. With the exception of Michael Z. Anise, our Chief Financial Officer, Treasurer and Secretary and a Director, our management does not have prior experience with the operation and management of a public entity. As a result, they will be learning as they proceed and may be forced to rely more heavily on the expertise of outside professionals than they might otherwise, which in turn could lead to higher legal and accounting costs and possible securities law compliance issues.

We may amend our business policies without stockholder approval. Our Board of Directors determines our growth, investment, financing, capitalization, borrowing, operations and distributions policies. Although our Board of Directors has no intention at present to change or reverse any of these policies, they may be amended or revised without notice to stockholders. Accordingly, stockholders may not have control over changes in our policies. We cannot assure you that changes in our policies will serve fully the interests of all stockholders.

The market value of our preferred and common stock could decrease based on our performance and market perception and conditions.The market value of our preferred and common stock may be based primarily upon the market’s perception of our growth potential and current and future cash dividends and may be secondarily based upon the real estate market value of our underlying assets. The market price of our preferred and common stock is influenced by their respective distributions relative to market interest rates. Rising interest rates may lead potential buyers of our stock to expect a higher distribution rate, which would adversely affect the market price of our stock. In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions.

We cannot assure you that we will be able to pay distributions regularly. Our ability to pay distributions in the future is dependent on our ability to operate profitably and to generate cash from our operations and the operations of our subsidiaries. We cannot guarantee that we will be able to pay distributions on a regular quarterly basis in the future.

Future terrorist attacks and military conflicts could have a material adverse effect on general economic conditions, consumer confidence and market liquidity. Among other things, it is possible that interest rates may be affected by these events. An increase in interest rates may increase our costs of borrowing, leading to a reduction in our earnings. Terrorist acts affecting our properties could also result in significant damages to, or loss of, our properties. Additionally, we may be unable to obtain adequate insurance coverage on acceptable economic terms for losses resulting from acts of terrorism. Our lenders may require that we carry terrorism insurance even if we do not believe that this insurance is necessary or cost effective. Should an act of terrorism result in an uninsured loss or a loss in excess of insured limits, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types would adversely affect our financial condition.

We are subject to risks arising from litigation. We may become involved in litigation. Litigation can be costly, and the results of litigation are often difficult to predict. We may not have adequate insurance coverage or contractual protection to cover costs and liability in the event we are sued, and to the extent we resort to litigation to enforce our rights, we may incur significant costs and ultimately be unsuccessful or unable to recover amounts we believe are owed to us. We may have little or no control of the timing of litigation, which presents challenges to our strategic planning.

Geographic concentration of our current property portfolio. The properties we own at present are located in North Carolina, South Carolina, and Tennessee. The market and economic conditions in our current markets may significantly affect manufactured housing occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected. As a result of the current geographic concentration of our properties, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates, and property values in these markets.

We face risks relating to the property management services that we provide. There are inherent risks in our providing property management services to the manufactured housing communities on the properties that we own. The more significant of these risks include:

●
Our possible liability for personal injury or property damage suffered by our employees and third parties, including our tenants, that are not fully covered by our insurance;

●
Our possible inability to keep our manufactured housing communities at or near full occupancy;

●
Our possible inability to attract and keep responsible tenants

●
Our possible inability to expediently remove “bad” tenants from our communities

●
Our possible inability to timely and satisfactorily deal with complaints of our tenants;

●
Our possible inability to locate, hire and retain qualified property management personnel; and

●
Our possible inability to adequately control expenses with respect to our properties.

Item 1B – Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2018, the Company owns the following manufactured housing properties, including their average occupancy, which is an average of total monthly occupancy rates from January 1, 2018 through December 31, 2018:

●
Pecan Grove – 75% interest in an 81 lot, all-age community situated on 10.71 acres and located in Charlotte, North Carolina. 95% average occupancy.

●
Butternut – a 59 lot, all-age community situated on 13.13 acres and located in Corryton, Tennessee, a suburb of Knoxville, Tennessee. 91% average occupancy

●
Azalea Hills – a 41 lot, all-age community situated on 7.46 acres and located in Gastonia, North Carolina, a suburb of Charlotte, North Carolina. 90% average occupancy.

●
Holly Faye – a 37 lot all-age community situated on 8.01 acres and located in Gastonia, North Carolina, a suburb of Charlotte North Carolina. 91% average occupancy.

●
Lakeview – a 97 lot all-age community situated on 17.26 acres in Spartanburg, South Carolina. 89% average occupancy.

●
Chatham Pines – a 49 lot all-age community situated on 23.57 acres and located in Chapel Hill, North Carolina. 100% average occupancy.

●
Maple Hills – a 73 lot all-age community situated on 21.20 acres and located in Mills River, North Carolina, which is part of the Asheville, North Carolina, Metropolitan Statistical Area. 99% average occupancy.

For the year ended December 31, 2018, our total portfolio weighted average occupancy rate was 93.4%.

Item 3 – Legal Proceedings

None.

Item 4 – Mine Safety Disclosures

Not Applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common shares are traded on the Pink OTC Markets (“OTC”), under the symbol “MHPC”. The per share range of high and low quotes for the Company’s common stock for each quarter of the last two years are as follows:

	2018		2017
	High	Low	High	Low

First Quarter	$5.40	$1.20	$0.90	$0.90
Second Quarter	1.20	0.51	1.50	0.90
Third Quarter	1.04	0.30	1.50	1.50
Fourth Quarter	1.00	0.30	3.60	1.20

On March 15, 2019, the closing price of the Company’s stock was $1.00.

Shareholder Information

As of March 22, 2019, there were approximately 17 registered shareholders of the Company’s common stock based on the number of record owners.

Recent Sales of Unregistered Securities

In November 2018, the Company issued 350,000 shares of its unregistered common stock to Maxim Group, for advisory services valued at $10,500.

In February of 2019, we executed an amendment to our Convertible Note Payable to make available the $3,000,000 line of credit for redeployment under the same terms. The amendment requires the Company to issue the lender an additional 545,000 shares of common stock to the lender with a fair value of $16,350 (See note 10).

In January of 2019, we agreed to acquire the 25% minority interest in Pecan Grove, and upon completion of this acquisition, we will issue 2,000,000 shares of our common stock to Gvest Real Estate for the minority interest acquisition which were valued at the historical cost of $537,502.

Item 6 – Selected Financial Data

The following table sets forth selected financial information for the Company for the year ended December 31, 2018 and 2017. The historical financial data has been derived from our historical financial statements. This following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

	For the year ended December 31, 2018	For the year ended December 31, 2017
Rental and Related Income	$2,000,312	$689,788
Community Operating Expenses	$676,381	$658,275
Corporate Payroll and Overhead	$1,030,527	$102,368
Depreciation & Amortization Expense	$534,290	$162,680
Interest expense	$1,001,455	$251,798
Provision for income taxes	$8,286	$-
Net loss Attribute to Common Stock Holders	$(1,296,393)	$(506,087)
Loss per common share - basic	$(0.13)	$(0.10)

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Statements contained in this Form 10-K, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about the Company’s expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements that are not historical facts. Forward-looking statements can be identified by their use of forward-looking words, such as “may,” “will,” “anticipate,” “expect,” “believe,” “intend,” “plan,” “should,” “seek” or comparable terms, or the negative use of those words, but the absence of these words does not necessarily mean that a statement is not forward-looking.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described below and under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These and other risks, uncertainties and factors could cause our actual results to differ materially from those included in any forward-looking statements we make. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include, among others:

●	changes in the real estate market conditions and general economic conditions;
●
the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations affecting manufactured housing communities and illiquidity of real estate investments;

●	increased competition in the geographic areas in which we own and operate manufactured housing communities;
●	our ability to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to us;
●	our ability to maintain rental rates and occupancy levels;
●	changes in market rates of interest;
●	our ability to repay debt financing obligations;
●	our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;
●	our ability to comply with certain debt covenants;
●	our ability to integrate acquired properties and operations into existing operations;
●	the availability of other debt and equity financing alternatives;
●	continued ability to access the debt or equity markets;
●	the loss of any member of our management team;
●
our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

●	the ability of manufactured home buyers to obtain financing;
●	the level of repossessions by manufactured home lenders;
●	market conditions affecting our investment securities;
●	changes in federal or state tax rules or regulations that could have adverse tax consequences; and
●	those risks and uncertainties referenced under the heading “Risk Factors” contained in this Form 10-K and the Company’s filings with the Securities and Exchange Commission.

You should not place undue reliance on these forward-looking statements, as events described or implied in such statements may not occur. The forward-looking statements contained in this Form 10-K speak only as of the date hereof and the Company expressly disclaims any obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

Overview

MHPC is a self-administered, self-managed, vertically integrated owner and operator of manufactured housing communities. The Company earns income from leasing manufactured home sites to tenants who own their manufactured home and the rental of Company-owned manufactured homes to residents of the communities.

We originally incorporated in the State of Nevada as Frontier Staffing, Inc. on September 3, 2003. Since our incorporation, we have experienced several name changes and have been engaged in several different business endeavors. On October 12, 2017, Mobile Home Rental Holdings LLC, a North Carolina limited liability company which engaged in acquiring and operating manufactured housing properties, merged with and into the Company. In connection with the merger, the name of the Company was changed to Manufactured Housing Properties Inc., the former business and management of MHRH became the business and management, respectively of the Company.

As of December 31, 2018, the Company owned and operated seven manufactured housing communities containing approximately 440 developed sites, and a total of 97 Company-owned manufactured homes. The communities are located in North Carolina, South Carolina, and Tennessee.

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

Results of Operations

The Company prepares its consolidated financial statements under the accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Results of Operations for the Year Ended December 31, 2018, as Compared to the Year Ended December 31, 2017

Revenues

For the year ended December 31, 2018, we had net revenues of $2,000,312 as compared to net revenues of $689,788 for the year ended December 31, 2017, an increase of $1,310,524. The increase in revenues between the periods was primarily due to an average 10% increase in occupancy and rates, and the acquisition of five manufactured housing communities during the fourth quarter of 2017. During the year ended December 31, 2018, the Company recorded $4,000 of property management revenues from a related party, and $21,000 from the sale of two manufactured homes for cash.

Community Operating Expenses

Community operating expenses of $676,381, or 34% of revenues, for the year ended December 31, 2018, increased by $405,051 over the year ended December 31, 2017. The increase in community operating expenses between the periods was primarily due to the ramp up of operations from the Company’s acquisitions of five parks acquired during the fourth quarter of 2017, and one park during the first quarter of 2017.

Corporate General and Administrative Expenses

Corporate General and administrative expenses of $1,564,817 for the year ended December 31, 2018, increased by $1,217,384 over the year ended December 31, 2017. Corporate General and administrative expenses are mainly comprised of Payroll expenses of $588,646, Stock based compensation expense of $171,569, Audit and Legal fees of $193,957, and Depreciation and Amortization of $534,290. This increase was primarily related to an increase of $371,611 in Depreciation and Amortization expenses, and an increase of $845,773 in Corporate Payroll and Overhead expenses. Corporate Payroll and Overhead increased as the Company hired additional employees to support the five acquisitions subsequent to the thirdquarter of 2017 and to support growth and future acquisitions. Overhead expenses mainly increased during the year ended December 31, 2018 due to additional legal and audit cost related to the Company’s reverse merger transaction and acquisitions, and stock-based compensation issued to consultant.

Interest Expense

Interest expense of $1,001,455 for the year ended December 31, 2018, increased by $749,657 over interest expense of $251,798 for the year ended December 31, 2017. The increase in interest expense was due to additional debt incurred related to the 5 acquisitions during the fourth quarter of 2017, and an increase in imputed interest of $37,207.

Net Income (loss)

Net loss was $1,296,393 for the year ended December 31, 2018, compared to net loss of $506,087 for the year ended December 31, 2017. The loss during the year ended December 31, 2018 was primarily related to depreciation expense of $534,291, stock-based compensation expenses of $171,569, and corporate payroll and overhead cost of $1,030,527. The increase related to corporate overhead cost is due to additional legal and audit cost related to the Company’s acquisitions and reverse merger transaction, and the company’s proactive efforts in hiring additional employees to support the five acquisitions during the fourth quarter of 2017 and to support growth and future acquisitions.

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

Our working capital has been provided by our operating activities and our related party note. As of December 31, 2018, the related party entity with a common ownership to the Company’s president loaned the Company $890,632 for costs related to Reorganization cost and working capital. The related party note has a five-year term with no annual interest and principal payments are deferred to maturity date for a total credit line of $1.5 million. Except our line of credit, generally, our promissory notes on our acquisitions range from 4.5% to 7.0% with 20 to 25 years principal amortization. Two of the promissory notes had an initial 6 months period on interest only payments. The Line of Credit is interest only payment based of 10%, and 8% deferred till maturity to be paid with principal balance. We plan to meet our short-term liquidity requirements of approximately $1,053,174 for the next twelve months, generally through available cash as well as net cash provided by new acquisitions, operating activities, and availability under our existing related party note of $890,632. We also have availability from our lenders under our loan agreements for Capital expenditure needs on our acquisitions. We expect these resources to help the Company meet operating working capital requirements. The ability of the Company to continue its operations as a going concern is dependent on management’s plans, which include raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes.

The following table summarizes total current assets, liabilities and working capital at December 31, 2018 compared to December 31, 2017.

	December 31, 2018	December 31, 2017

Current Assets	$570,730	$452,306
Current Liabilities	$1,053,174	$492,143
Working Capital (Deficit)	$(482,444)	$(39,837)

Off-Balance Sheet Arrangements

As of December 31, 2018, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Significant accounting policies are defined as those that involve significant judgment and potentially could result in materially different results under different assumptions and conditions. Management believes the following critical accounting policies are affected by our more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Revenue Recognition

The Company follows Topic 606 of the FASB Accounting Standards Codification for revenue recognition and ASU 2014-09. On January 1, 2018, the Company adopted ASU 2014-09, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) Identify the Contract with a Customer, (2) Identify the Performance Obligations in the Contract, (3) Determine the Transaction Price, (4) Allocate the Transaction Price to the Performance Obligations in the Contract, and (5) Recognize Revenue When (or As) the Entity Satisfies a Performance Obligation. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. There was no impact to revenues as a result of applying ASU 2014-09 for year ended December 31, 2018, and there have not been any significant changes to our business processes, systems, or internal controls as a result of implementing the standard. The Company recognizes rental income revenues on a monthly basis based on the terms of the lease agreement which are for either the land or a combination of both, the mobile home and land. Home sales revenues are recognized upon the sale of a home with an executed sales agreement. The Company has deferred revenues from home lease purchase options and records those option fees as deferred revenues and then records them as revenues when (1) the lease purchase option term is completed and title has been transferred, or (2) the leaseholder defaults on the lease terms resulting in a termination of the agreement which allows us to keep any payments as liquidated damages.

Real Estate Investments

The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant & Equipment (“ASC 360-10”) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

Upon acquisition of a property, the Company applies ASC 805, Business Combinations (“ASC 805”) and allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, site and land improvements, buildings and improvements and rental homes. The Company allocates the purchase price of an acquired property generally determined by internal evaluation as well as third-party appraisal of the property obtained in conjunction with the purchase.

The Company conducted a comprehensive review of all real estate asset classes in accordance with ASC 360-10-35-21, which indicates that asset values should be analyzed whenever events or changes in circumstances indicate that the carrying value of a property may not be fully recoverable. The process entailed the analysis of property for instances where the net book value exceeds the estimated fair value. In accordance with ASC 360-10-35-17, an impairment loss shall be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The Company utilizes the experience and knowledge of its internal valuation team to derive certain assumptions used to determine an operating property’s cash flow. Such assumptions include lease-up rates, rental rates, rental growth rates, and capital expenditures. The Company reviewed its operating properties in light of the requirements of ASC 360-10 and determined that, as of December 31, 2018, the undiscounted cash flows over the holding period for these properties were in excess of their carrying values and, therefore, no impairment charges were required.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Stock-Based Compensation

All stock-based payments to employees, non-employee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period. Stock-based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are non-forfeitable the measurement date is the date the award is issued.

Fair Value of Financial Instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of our financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of our financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“U.S. GAAP”), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

On February 22, 2017, the FASB issued ASU No. 2017-05, “Other Income -Gains and Losses from the Derecognition of Nonfinancial Assets.” ASU 2017-05 provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and in substance nonfinancial assets in contracts with noncustomers, unless other specific guidance applies. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the Company is required to measure any noncontrolling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has evaluated the potential impact this standard may have on the consolidated financial statements and determined that it had no impact on the consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07“Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU relates to the accounting for non-employee share-based payments. The amendment in this Update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the good or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

Item 7A. Quantative and Qualitative Disclosure About Market Risks.

Not Applicable

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are contained later in this report beginning on page F-1.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended December 31, 2018 and 2017.

Item 9A – Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective to give reasonable assurances to the timely collection, evaluation and disclosure of information that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2018.

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, including the possibility of collusion or improper management override of controls, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Company’s internal control over financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework).

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal controls were not effective as of December 31, 2018 for the material weaknesses describe as follows: (i) lack of proper segregation of duties due to the limited number of employees within the accounting department and (ii) lack of effective closing procedures.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b) Changes in Internal Controls Over Financial Reporting

During 2018 the Company’s board of directors formed the following committees:

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)). The members of the audit committee are Terry Robertson, Michael Z. Anise, and William H, Carter. The Company’s Board of Directors has determined that Mr. Robertson, Mr. Anise, and Mr. Carter are audit committee financial experts and that two members, including the chair of the audit committee, are independent.

Compensation Committee

The Company has a separately-designated standing compensation committee, consisting of three of our directors. The members of the compensation committee are James L. Johnson, Terry Robertson, and Raymond M. Gee. The Company’s Board of Directors has determined that two members, including the chair of the compensation committee, are independent.

Item 9B – Other Information

None.
PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our directors and executive officers. To the best of our knowledge, none of our directors or executive officers have an arrangement or understanding with any other person pursuant to which he or she was selected as a director or officer. There are no family relationships between any of our directors or executive officers. Directors serve one-year terms. Our executive officers are appointed by and serve at the pleasure of the board of directors.

Name	Current Age	Position
Raymond M. Gee	57	Chairman of the Board of Directors, President, and Chief Executive Officer
Michael Z. Anise	42	Director, Treasurer, Secretary, and Chief Financial Officer
Terry Robertson	75	Director, Chairman of Audit Committee
James L. Johnson	52	Director, Chairman of Compensation Committee
William H, Carter	70	Director
Adam A. Martin	46	Chief Investment Officer

Raymond M. Gee became Chairman of the Board of Directors, President and Chief Executive Officer of the Company in October 2017 as a result of the merger of Mobile Home Rental Holdings LLC with and the Company. From 2012 – 2017, he was CEO of Gvest Capital LLC. Gvest Capital LLC, an entity wholly owned and controlled by Mr. Gee, provides management and administrative services to various investment and asset ownership entities wholly owned and controlled by Mr. Gee, including Gvest Real Estate Capital LLC. By reason of such ownership and control, Gvest Capital LLC, Gvest Real Estate Capital LLC and the other entities wholly owned and controlled by Mr. Gee are each considered to be an affiliate of the Company.

Michael Z. Anise, Director, Treasurer, Secretary, and Chief Financial Officer joined the Company in September 2017. From 2011 to 2017, Mr. Anise was Chief Financial Officer of Crossroads Financial, a commercial finance company.

Terry Robertson, Director, Chairman of Audit Committee, was elected to the Board in December 2018. Dr. Robertson earned his Ph.D. and is Professor Emeritus, Price College of Business, University of Oklahoma. Mr. Robertson is an author of articles and books relatingto corporate financial structure, real estate valuation and regional economic development.

James L. Johnson, Director, was elected to the Board in March 2018 and is the founder of Carpet South Design Inc., where he has served as its CEO since 2013. He also owns a majority interest in Piedmont Stair Works Design LLC. The operations of both of these companies target the real estate improvements industry.

William H, Carter, Director, was elected to the Board in March 2018 and he has served as President of The Carter Land Company for more than the last five years. The Carter Land Company has provided brokerage services with respect to 144 manufactured housing communities in the Southeast. The firm presently manages apartments, single family houses, commercial warehouses, mobile home parks, self-storage facilities and retail buildings.

Adam A. Martin, Chief Investment Officer, joined the Company in October 2017. From 2009 to September 2017, he was CIO of Gvest Capital LLC.

Family Relationships.

There are no family relationships between any of our directors or executive officers.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)). The members of the audit committee are Terry Robertson, Michael Z. Anise, and William H, Carter. The Company’s Board of Directors has determined that Mr. Robertson, Mr. Anise, and Mr. Carter are audit committee financial experts and that two members, including the chair of the audit committee, are independent.

Compensation Committee

The Company has a separately-designated standing compensation committee, consisting of three of our directors. The members of the compensation committee are James L. Johnson, Terry Robertson, and Raymond M. Gee. The Company’s Board of Directors has determined that two members, including the chair of the compensation committee, are independent.

Item 11. Executive Compensation.

The following table provides information with respect to the compensation for our named executive officers, including those who also serve as a member of our board of directors, for the fiscal years ending December 31, 2018 and 2017.

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards (5)	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total

Raymond M. Gee - Chairman of the Board of Directors, President, and Chief Executive Officer (1)	2018	$-	$-	$-	$-	$-	$-	$-	$-
	2017	-	-	-	-	-	-	-	-
Michael Z. Anise - Director, Treasurer, Secretary, and Chief Financial Officer (1)	2018	130,000	-	-	37	-	-	-	130,037
	2017	130,000	-	-	81	-	-	-	130,081
Adam A. Martin - Chief Investment Officer (1)	2018	130,000	-	-	38	-	-	-	130,038
	2017	150,000	-	-	84	-	-	-	150,084
Douglas M. Grushey - Director, Investor Relations Officer (3)	2018	60,000	-	-	-	-	-	-	60,000
	2017	60,000	-	-	-	-	-	-	60,000
Kirk A. Broadbooks - Chief Operating Officer (2)	2018	-	-	-	3	-	-	-	3
	2017	110,000	-	-	35	-	-	-	110,035
D. Hughes Watler, Jr. - Director, Chief Financial Officer (4)	2018	-	-	-	-	-	-	-	-
	2017	67,500	-	-	-	-	-	-	67,500

(1)
Commencing on October 13, 2016 (date of appointment).
(2)
Ending on October 1, 2018 (date of resignation).
(3)
Ending on December 1, 2018 (date of resignation).
(4)
Ending on October 13, 2017 (date of resignation)
(5)
The Stock Awards were granted by our board of directors on December 12, 2017 pursuant to our Stock Compensation Plan; expire on December 11, 2027, have an exercise price of $.01 per share; and vest one-third on the date of grant, one-third on December 12, 2018 and one-third on December 12, 2019.

Our executive officers are appointed by our board of directors, have no specific term of office and serve at the discretion of our board of directors.

Outstanding Equity Awards for the years ended December 31, 2018 and 2017

Name	Year	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Exercise Date	Number of Shares of Stock Not Vested	Market Value of Shares Not Vested	Equity Incentive Awards: No. of Unearned Shares of Rights Not Vested	Equity Incentive Awards: Market or Payout Value of Unearned Shares of Rights Not Vested

Michael Z. Anise, Chief Financial Officer, and Director	2018	154,000	77,000	-	$0.01	-	-	$-	-	$-
	2017	77,000	154,000	-	0.01	-	-	-	-	-
Adam A. Martin, Chief Investment Officer	2108	160,000	80,000	-	0.01	-	-	-	-	-
	2017	80,000	160,000	-	0.01	-	-	-	-	-

(1)
The Option Awards were granted by our board of directors pursuant to our Stock Compensation Plan (the “Plan”). Other than the stock options indicated, no other securities or rights have been issued or granted to any of our executive officers or directors under the Plan or otherwise.

Board of Directors

The following table provides information with respect to the members of our board of directors (excluding those members who are also executive officers of the Company and whose compensation information is set forth under the caption “Executive Compensation” above). As can be seen, our non-employee directors do not currently receive any compensation for their service, but we may adopt a compensation plan for our directors at a future time.

Director Compensation for the years ended December 31, 2018 and 2017
Name	Year	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	Other	Total
James L. Johnson - Director	2018	$-	$-	$-	$-	$-	$-	$-
	2017	-	-	-	-	-	-	-
William H, Carter - Director	2018	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-
Terry Robertson - Director	2018	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-

Our directors are subject to election annually and hold office until the later of the next annual meeting of our stockholders or their respective successor has been duly elected and qualified.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of December 31, 2018, the number of shares of common stock owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of the outstanding shares of common stock of the Company.

Name of Owner	NUMBER OFCOMMON SHARES OWNED	PERCENTAGE OFCOMMON STOCK (1)
Raymond M Gee Irrevocable Trust	2,000,000	15.51%
Gvest Real Estate Capital LLC	8,645,000	67.04%
Metrolina Loan Holdings, LLC	1,000,000	7.75%

(1)
Based on 12,895,062 shares of common stock outstanding as of March 15, 2019 .

The Company’s president is the principal benefactor of Gvest Real Estate Capital LLC and has voting and investment control over the shares owned by Gvest Real Estate Capital LLC. Michael P Kelly is the Trustee of Raymond M Gee Irrevocable Trust and has voting and investment control over the shares owned by Raymond M Gee Irrevocable Trust.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On or about October 1, 2017, the Company entered into a Revolving Promissory Note with Raymond M. Gee, the Company’s Chief Executive Officer and Chairman of the Board and beneficial owner of a majority of the Company outstanding common Stock, pursuant to which the Company may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and mandatory principal payment is deferred to maturity date. As of December 31, 2018, the amount owed by the Company under this note is $890,632, and no payments have been made by the Company since the inception of this note.

In December 2018, The Company recorded $4,000 in revenues related to property management consulting services provided to an entity with common ownership as our founder and Chairman of the Board.

Item 14. Principal Accounting Fees and Services.

Fees Paid to Auditors

The following table shows the fees billed by the Company’s independent registered public accounting firm for the years ended December 31, 2018 and 2017.

LIGGETT & WEBB, P.A.	2018	2017

Audit Fees(1)	$37,025	$59,999

Audit-Related Fees(2)	-	-

Tax Fees(3)	3,500	-

All Other Fees(4)	-	-

Total	$40,525	$59,999

(1)
Audit fees relate to professional services rendered in connection with the audit of the Company’s annual consolidated financial statements and internal control over financial reporting, quarterly review of consolidated financial statements, and audit services provided in connection with other statutory and regulatory filings.

(2)
Audit-related fees relate to professional services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements.

(3)
Tax fees relate to professional services rendered in connection with tax compliance and preparation relating to tax returns and tax audits, as well as for tax consulting and planning services.

(4)
All other fees relate to professional services not included in the categories above, including services related to other regulatory reporting requirements.

Audit Committee’s Pre-Approval Policy and Procedures

Pursuant to its charter, the Audit Committee is responsible for pre-approving all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. The Audit Committee’s charter gives the Audit Committee the power to delegate to one or more members of the Audit Committee the authority to pre-approve permissible non-audit services. The Audit Committee pre-approved all services performed by the Company’s independent registered public accounting firm in 2018 and 2017.

PART IV

Page(s)

(a) (1)		The following Financial Statements are filed as part of this report.

	(i)	Report of Independent Registered Public Accounting Firm	F-1

	(ii)	Consolidated Balance Sheets as of December 31, 2018 and 2017	F-2

	(iii)	Consolidated Statements of Operations for the years ended December 31, 2018, and 2017	F-3

	(iv)	Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2018 and 2017	F-4

	(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017	F-5

	(vi)	Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:
Manufactured Housing Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Manufactured Housing Properties, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years ended December 31, 2018 and 2017, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced net losses since inception and negative cash flows from operations and has relied on loans from related parties to fund its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.
LIGGETT & WEBB, P.A.
Certified Public Accountants

We have served as the Company’s auditor since 2017.

Boynton Beach, Florida
April 1, 2019

MANUFACTURED HOUSING PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND DECEMBER 31, 2017

Assets	2018	2017
Investment Property
Land	$4,357,950	$4,357,950
Site and Land Improvements	6,781,845	6,773,316
Buildings and Improvements	1,441,222	1,239,504
Acquisition Cost	140,758	140,758
Total Investment Property	12,721,775	12,511,528
Accumulated Depreciation and Amortization	(699,184)	(164,894)
Net Investment Property	12,022,591	12,346,634

Cash and Cash Equivalents	458,271	355,935
Accounts Receivable, net	12,987	46,400
Other Assets	99,472	49,971

Total Assets	$12,593,321	$12,798,940

Liabilities
Accounts Payable	$71,091	$35,726
Loans Payable	9,086,110	9,205,647
Loans Payable - related party	890,632	441,882
Convertible Note Payable – Related party	2,754,550	2,754,550
Accrued Liabilities	612,819	136,360
Tenant Security Deposits	131,149	88,337
Total Liabilities	13,546,351	12,662,502
Commitments and Contingencies (See note 6)	-	-

Stockholders’ equity (deficit)

Preferred Stock (Stock par value $0.01 per share, 10,000,000 shares authorized, of which 4,000,000 shares designated Series A Cumulative Convertible, and zero shares are issued and outstanding as of December 31, 2018 and 2017, respectively)	-	-
Common Stock (Stock par value $0.01 per share, 200,000,000 shares authorized, 10,350,062 and 10,000,062 shares are issued and outstanding as of December 31, 2018 and 2017, respectively)	103,500	100,000
Additional Paid in Capital	451,567	238,803
Accumulated deficit	(1,801,338)	(504,945)
Total Manufactured Housing Properties, Inc. Stockholders’ Deficit	(1,246,271)	(166,142)

Non-controlling interest	293,241	302,580
Total Equity (Deficit)	(953,030)	136,438

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,593,321	$12,798,940

See accompanying notes to consolidated financial statements

MANUFACTURED HOUSING PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Revenue
Rental and Related Income	$1,975,312	$689,788

Management fees, related party	4,000	-
Home sales	21,000	-
Total Revenues	2,000,312	689,788

Community Operating Expenses
Repair and Maintenance	135,131	26,891
Real estate taxes	81,024	31,840
Utilities	149,516	97,769
Insurance	54,079	12,462
General and Administrative Expense	256,631	102,368
Total Community Operating Expenses	676,381	271,330

Corporate Payroll and Overhead	1,030,527	184,754
Depreciation and Amortization Expense	534,290	162,680
Interest expense	1,001,455	251,798
Reorganization costs	-	304,559

Total Expenses	3,242,653	1,175,121

Net loss before provision for income taxes	(1,242,341)	(485,333)

Provision for income taxes	8,286	-
Net loss	$(1,250,627)	$(485,333)

Net Income attributable to the non-controlling interest	45,766	20,754

Net Loss attributable to the Company	$(1,296,393)	$(506,087)

Weighted Average Shares - Basic and Fully Diluted	10,100,747	5,175,180

Weighted Average - Basic	$(0.13)	$(0.10)
Weighted Average - Fully Diluted	$(0.13)	$(0.10)

See accompanying notes to consolidated financial statements

MANUFACTURED HOUSING PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

					RETAINED
			ADDITIONAL	NON-	EARNINGS
	COMMON STOCK		PAID IN	CONTROLLING	(ACCUMULATED	STOCKHOLDERS’
	SHARES	PAR VALUE	PAID IN CAPITAL	INTEREST	DEFICIT)	EQUITY (DEFICIT)

Balance at December 31, 2016	3,820,845	$38,208	$92,822	$309,533	$1,142	$441,705

Stock issued for line of credit	455,000	4,550	11,053	-	-	15,603

Shares issued to consultant for reverse merger	553,888	5,539	13,456	-	-	18,995

Capital Contributions	4,824,155	48,242	117,195	-	-	165,437

Stock option expense	-	-	245	-	-	245

In-kind contribution of interest	-	-	7,493	-	-	7,493

Minority Interest distributions	-	-	-	(27,707)	-	(27,707)

Recapitalization	346,174	3,461	(3,461)	-	-	-

Net Income (Loss)	-	-	-	20,754	(506,087)	(485,333)

Balance at December 31, 2017	10,000,062	100,000	238,803	302,580	(504,945)	136,438

Stock option expense	-	-	69	-	-	69

Imputed Interest	-	-	44,695	-	-	44,695
Stock issued for services	350,000	3,500	168,000	-	-	171,500
Non controlling Interest distributions	-	-	-	(55,105)	-	(55,105)

Net Income (Loss)	-	-	-	45,766	(1,296,393)	(1,250,627)

Balance at December 31, 2018	10,350,062	$103,500	$451,567	$293,241	$(1,801,338)	$(953,030)

See accompanying notes to consolidated financial statements

MANUFACTURED HOUSING PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Cash Flows From Operating Activities:
Net Loss	$(1,250,627)	$(485,333)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
In-kind contribution of interest	44,695	7,493
Provision for bad debts	59,657	-
Stock option expense	69	245
Stock compensation expense	171,500	34,598
Depreciation & Amortization	534,290	162,680
Changes in operating assets and liabilities:
Accounts receivable	(26,244)	(46,400)
Other assets	(49,501)	(49,971)
Accounts payable	35,365	12,133
Accrued expenses	476,459	125,124
Other Liabilities and deposits	42,812	88,337
Net Cash Provided by (used in) Operating Activities	38,475	(151,094)

Cash Flows From Investing Activities:
Purchases of investment properties	(231,247)	(23,322)
Proceeds from sale of properties	21,000	-
Net Cash Used in Investing Activities	(210,247)	(23,322)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	165,437
Proceeds from related party note	448,750	441,882
Proceeds from note payables	117,014	(70,540)
Repayment of notes payable	(236,551)	-
Non controlling interest (Distributions)	(55,105)	(27,707)

Net cash provided by financing activities	274,108	509,072

Net Change in Cash and cash equivalents	102,336	334,656
Cash and cash equivalents at Beginning of the Period	355,935	21,279
Cash and cash equivalents at End of the Period	$458,271	$355,935

Cash paid for:
Income Taxes	$8,286	$-
Interest	$751,344	$159,234

Non-Cash Investing and Financing Activities
The Company issued a convertible and notes payable totaling $1,889,393 for the purchase of investment properties totaling $1,889,393 in 2017.

See accompanying notes to consolidated financial statements

MANUFACTURED HOUSING PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

For accounting purposes, this transaction was accounted for as a reverse merger and has been treated as a recapitalization of Stack-it Storage, Inc. with Manufactured Housing Properties, Inc. as the accounting acquirer.

Basis of Presentation

The Company prepares its consolidated financial statements under the accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Revenue Recognition

The Company follows Topic 606 of the FASB Accounting Standards Codification for revenue recognition and ASU 2014-09. On January 1, 2018, the Company adopted ASU 2014-09, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) Identify the Contract with a Customer, (2) Identify the Performance Obligations in the Contract, (3) Determine the Transaction Price, (4) Allocate the Transaction Price to the Performance Obligations in the Contract, and (5) Recognize Revenue When (or As) the Entity Satisfies a Performance Obligation. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. There was no impact to revenues as a result of applying ASU 2014-09 for year ended December 31, 2018, and there have not been any significant changes to our business processes, systems, or internal controls as a result of implementing the standard. The Company recognizes rental income revenues on a monthly basis based on the terms of the lease agreement which are for either the land or a combination of both, the mobile home and land. Home sales revenues are recognized upon the sale of a home with an executed sales agreement. The Company has deferred revenues from home lease purchase options and records those option fees as deferred revenues and then records them as revenues when (1) the lease purchase option term is completed and title has been transferred, or (2) the leaseholder defaults on the lease terms resulting in a termination of the agreement which allows us to keep any payments as liquidated damages.

Accounts receivable consist primarily of amounts currently due from residence. Accounts receivables are reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for losses. The Company records an allowance for bad debt when recievables are over 90 days old.

Acquisitions

The Company accounts for acquisitions in accordance with ASC 805, Business Combinations (“ASC 805”) and allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, site and land improvements, buildings and improvements and rental homes. The Company allocates the purchase price of an acquired property generally determined by internal evaluation as well as third-party appraisal of the property obtained in conjunction with the purchase.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Total dilutive securities outstanding as of December 31, 2018 and 2017 totaled 541,334 and 698,000 stock options, respectively and 793,683 and 786,695 convertible shares, respectively, which are not included in dilutive loss per share as the effect would be anti-dilutive.

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

Investment Property and Equipment and Depreciation

Property and equipment are carried at cost. Depreciation for Sites and Building is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 15 to 25 years). Depreciation of Improvements to Sites and Buildings, Rental Homes and Equipment and Vehicles is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 3 to 25 years). Land Development Costs are not depreciated until they are put in use, at which time they are capitalized as Sites and Land Improvements. Interest Expense pertaining to Land Development Costs are capitalized. Maintenance and Repairs are charged to expense as incurred and improvements are capitalized. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the financial statement and any gain or loss is reflected in the current year’s results of operations.

Impairment Policy

The Company applies Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 360-10, Property, Plant & Equipment (“ASC 360-10”) to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash balances at banks and deposits at times may exceed federally insured limits. Management believes that the financial institutions that hold the Company's cash are financially secure and, accordingly, minimal credit risk exists. At December 31, 2018 and 2017, the Company had no cash balances above the FDIC-insured limit, respectively.

Stock Based Compensation

All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. The Company recorded stock option expense of $69 and $245 during the years ended December 31, 2018 and 2017, respectively.

Fair Value of Financial Instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of our financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of our financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“U.S. GAAP”), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award are subject to the guidance on modification accounting under FASB Accounting Standards Codification Topic 718. Entities would apply the modification accounting guidance unless the value, vesting requirements and classification of a share-based payment award are the same immediately before and after a change to the terms or conditions of the award. ASU No. 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has evaluated the potential impact this standard may have on the consolidated financial statements and determined that it had no impact on the consolidated financial statements.

On February 22, 2017, the FASB issued ASU No. 2017-05, “Other Income -Gains and Losses from the Derecognition of Nonfinancial Assets.” ASU 2017-05 provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and in substance nonfinancial assets in contracts with noncustomers, unless other specific guidance applies. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the cCompany is required to measure any noncontrolling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has evaluated the potential impact this standard may have on the consolidated financial statements and determined that it had no impact on the consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07“Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU relates to the accounting for non-employee share-based payments. The amendment in this Update expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the good or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Our working capital has been provided by our operating activities and our related party note. As of December 31, 2018, the related party entity with a common ownership to the Company’s president loaned the Company $890,632 for costs related to Reorganization cost and working capital. The related party note has a five-year term with no annual interest and principal payments are deferred to maturity date for a total credit line of $1.5 million. Except our line of credit, generally, our promissory notes on our acquisitions range from 4.5% to 7.0% with 20 to 25 years principal amortization. Two of the promissory notes had an initial 6 months period on interest only payments. The Line of Credit is interest only payment based on 10%, and 8% deferred till maturity to be paid with principal balance. We plan to meet our short-term liquidity requirements of approximately $1,053,174 for the next twelve months, generally through available cash as well as net cash provided by operating activities and availability under our existing related party note of $890,632. We also have availability from our lenders under our loan agreements for Capital expenditure needs on our acquisitions. We expect these resources to help the Company meet operating working capital requirements. The ability of the Company to continue its operations as a going concern is dependent on management’s plans, which include raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes.

NOTE 3 – FIXED ASSETS

The following table summarizes the Company's property and equipment balances are generally used to depreciate the assets on a straight-line basis:

Fixed Assets	2018	2017
Investment Property
Land	$4,357,950	$4,357,950
Site and Land Improvements	6,781,845	6,773,316
Buildings and Improvements	1,441,222	1,239,504
Acquisition Cost	140,758	140,758
Total Investment Property	12,721,775	12,511,528
Accumulated Depreciation & Amortization	(699,184)	(164,894)
Net Investment Property	$12,022,591	$12,346,634

Depreciation & Amortization Expense for the years ended December 31, 2018 and 2017 were $534,290 and $162,680, respectively. Total additional fixed assets during the years ended December 31, 2018 and 2017 were $231,247 and $23,322, respectively.

NOTE 4 – ACQUISITIONS

The Company had no additional acquisition during the year ended December 31, 2018. During the fourth quarter 2016, the Company acquired the assets of its first manufactured housing community containing 81 home sites. During the year ended December 31, 2017, the Company acquired the assets of six manufactured housing communities containing approximately 360 home sites. These were asset acquisitions from third parties and have been accounted for as asset acquisitions. The acquisition date estimated fair value was determined by third party appraisals. The acquisition of the manufactured housing communities acquired assets consisted of the following:

					Acquisition	Total Purchase
Acquisition Date	Name	Land	Improvements	Building	Cost	Price

November, 2016	Pecan Grove MHP	$1,338,750	$443,034	$-	$30,644	$1,812,428

April, 2017	Butternut MHP	85,000	1,120,063	419,504	31,613	1,656,180
November, 2017	Azalea MHP	149,200	557,953	-	14,884	722,037
November, 2017	Holly Faye MHP	160,000	532,965	-	4,850	697,815
November, 2017	Chatham MHP	940,000	962,285	-	21,001	1,923,286
November, 2017	Lake View MHP	520,000	1,216,306		28,410	1,764,716
December, 2017	Maple Hills MHP	1,165,000	1,940,710	820,000	9,356	3,935,066

Total		$4,357,950	$6,773,316	$1,239,504	$140,758	$12,511,528

Pro-forma Financial Information

The following unaudited pro-forma information presents the combined results of operations for the periods as if the above acquisitions of manufactured housing communities had been completed on January 1, 2017.

For the Year Ended
December 31, 2017
Total Revenue	$1,706,957
Total Expenses	2,863,305
Net Loss	$(1,156,348)
Net Income Attributable to non-controlling interest	20,754
Net Loss Attributable to the Company	$(1,177,102)
Net Loss per common share, basic and diluted	$(0.12)

NOTE 5 – PROMISSORY NOTES

During the years ended December 31, 2017, the Company entered into promissory notes from lenders related to the acquisition of seven manufactured housing communities.

Except our line of credit, generally, the promissory notes range from 4.5% to 7.0% with 20 to 25 years principal amortization. Two of the promissory notes had an initial 6 months period on interest only payments. The Line of Credit is interest only payment based on 10%, and 8% deferred till maturity to be paid with principal balance. The Line of Credit awarded the lender 455,000 shares of common stock as compensation, which resulted in making the lender a related party due to their significant ownership. The promissory notes are secured by the real estate assets of which $3,004,119 for four assets were also secured by the guarantee of the owner of the principal stockholder of the Company. The line of credit is secured by the Company's guarantee and by the guarantee of the owner of the principal stockholder of the Company.

The following are terms of our secured outstanding debt:

	Maturity	Interest	Balance	Balance
	Date	Rate	12/31/18	12/31/17
Butternut MHP Land LLC	3/30/20	6.500%	$1,134,971	$1,155,619
Butternut MHP Land LLC Mezz	4/1/27	7.000%	287,086	294,160
Pecan Grove MHP LLC ***	11/4/26	4.500%	1,270,577	1,310,345
Azalea MHP LLC ***	11/10/27	5.000%	598,571	495,023
Holly Faye MHP LLC ***	10/1/38	4.000%	462,328	505,500
Chatham MHP LLC ***	12/1/22	5.125%	1,366,753	1,395,000
Lake View MHP LLC ***	12/1/22	5.125%	1,222,521	1,250,000
Maple MHP LLC	1/1/23	5.125%	2,743,303	2,800,000
Totals note payables			9,086,110	9,205,647

Convertible notes payable (**)	5/8/19	18.000%	2,754,550	2,754,550
Related Party notes payable	09/30/22	(*)	890,632	441,882
Total convertible note and notes payable including related party			$12,731,292	$12,402,079

(*) As of December 31, 2018, a related party entity with a common ownership to the Company’s founder loaned the Company $890,632 for reorganization cost and working capital. The note has a five-year term with no annual interest and principal payments are deferred to maturity date. The Company recorded an In-kind contribution of interest in the amount of $44,695 and $7,493 for the years ended December 31, 2018 and 2017, respectively.

(**) The line of credit, which is guaranteed by the owner of the principal stockholder of the Company, has a conversion option whereby the lender can convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the Company’s common stock equal determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. As of December 31, 2018, the indebtedness under the line of credit was $2,754,550 and this amount would have resulted in a conversion into 793,683 newly issued shares Note that the line of credit was amended during the first quarter of 2019 (see note 10).

(***) Note that these loan payables were refinanced during the first quarter of 2019 (See Note 10).

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable at December 31, 2018 were:

2019	$2,992,665
2020	1,326,854
2021	238,061
2022	3,432,253
2023 and Thereafter	4,741,459
Total minimum principal payments	$12,731,292

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

Our Articles of Incorporation, as amended, further authorize the Board of Directors to issue, from time to time, without stockholder approval, up to 10,000,000 shares of preferred stock ($0.01par value). As of the date hereof, no shares of preferred stock are issued and outstanding.

In the first quarter of 2019, we executed Subscription Agreements relating to the sale of 280,000 shares of our Series A Cumulative Convertible Preferred Stock for a total of $700,000 in cash. This is a part of a total of $10,000,000 that we are seeking through the sale of shares of our preferred stock to acquire assets of manufactured housing communities in our pipeline. The preferred share that will be issued will provide purchasers with an annual return of 8% annually, paid in monthly distributions, and 1.5 times the initial investment at redemption after 5 years for a total IRR of approximately 16%. Our Series A Cumulative Convertible Preferred Stockholder shall have the right to convert into common stock at $2.50 per share at any time. The Company shall have the right, but not the obligation, to cause a conversion of the shares of its Series A Preferred Stock into shares of our Common Stock at a conversion rate of $2.50 per share of Common Stock when the Market Price of the shares of our Common Stock reaches $2.50. Our Series A Cumulative Convertible Preferred Stock have liquidity rights over our common shareholders. Our Series A Cumulative Convertible Preferred Stock requires that the Company may not authorize or issue any class or series of equity securities ranking senior to the Shares as to dividends or distributions upon liquidation or amend our charter to materially and adversely change the terms of the shares of Series A Preferred Stock without the affirmative vote of at least two-thirds of the votes entitled to be cast on such matter by holders of outstanding shares of Series A Preferred Stock, voting together as a class. Otherwise, holders of the shares of Series A Preferred Stock will not have any voting rights.

Common Stock

Our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share.

Stock issued for Service

In November 2017, the Company issued 455,000 shares of stock for services to a lender under a line of credit facility agreement with a fair value of $15,603, and 553,888 shares of stock for services to a financial advisor in relation to the Merger with a fair value of $18,995.

In November 2018, the Company issued 350,000 shares of stock for services to an investment bank for advisory services with a fair value of $171,500.

Stock issued for Cash

In November 2017, the Company issued 4,824,155 shares of stock for cash of $165,437 to its founder and Chairman of the Board.

(C)- Stock issued for Recapitalization

In November 2017, the Company was deemed to issue 346,174 shares of stock to its former shareholders related to the recapitalization related to shares issued to the previous legacy stockholders.

 (D) – Stock Split

In March 2018, the Company completed a 1-for-6 reverse split of its outstanding shares of common stock resulting in our total outstanding common shares to be 10,000,062 from 60,000,000. The consolidated financial statements have been retroactively adjusted to reflect the stock split.

(E) - Equity Incentive Plan

In December 2017, the Board of Directors, with the approval of a majority of the stockholders of the Company, adopted the Equity Incentive Plan (the “Plan”) which will be administered by a committee appointed by the Board.

The Company, under its Equity Incentive Plan, issues options to various officers and directors. One third of the options vest immediately, and two thirds vest in equal annual installments over a two-year period. All of the options are exercisable at a purchase price of $.01 per share.

The Company recorded stock option expense of $69 and $245 during the years ended December 31, 2018 and 2017, respectively.

The following table summarizes the stock options outstanding as of December 31, 2018 and 2017:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2016	-	$-	-
Granted	698,000	0.01	10.0
Exercised	-	-	-
Forfeited / cancelled / expired	-	-	-
Outstanding at December 31, 2017	698,000	$0.01	10.0

Granted	-	-	-
Exercised	-	-	-
Forfeited / cancelled / expired	(156,666)	(0.01)	-
Outstanding at December 31, 2018	541,334	$0.01	9.0

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options holders exercised their options on December 31, 2018. As of December 31, 2018, there were 377,000 “in-the-money” options with an aggregate intrinsic value of $373,230.

The following table summarizes information concerning options outstanding as of December 31, 2018:

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price
$0.01	541,334	9.0	$0.01	377,000	$0.01

The following table summarizes information concerning options outstanding as of December 31, 2017:

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price
$0.01	698,000	10.0	$0.01	232,667	$0.01

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

Stock option assumptions	December 31, 2018	December 31, 2017
Risk-free interest rate	-	1.95%
Expected dividend yield	-	0.00%
Expected volatility	-	16.71%
Expected life of options (in years)	-	10

(F) Non-Controlling Interest

As of December 31, 2018, the Company owned 75% of membership interest in Pecan Grove MHP LLC. During December of 2018, The Company's Chief Executive Officer acquired the 25% minority interest in Pecan Grove MHP from an unaffiliated investor. During the years ended December 31, 2018 and 2017, the Company made a total distribution of $55,105 and $27,707 to the non-controlling interest, respectively (see note 10).

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company issued 4,824,155 shares of common stock during the year ended December 31, 2017, for cash totaling $165,437 to its founder and Chairman of the Board.

As of December 31, 2018, an entity with a common ownership to the Company’s founder loaned the Company $890,632 for reorganization cost and working capital. The note has a five-year term with no annual interest and principal payments are deferred to maturity date. The Company recorded an In-kind contribution of interest in the amount of $44,695 and $7,493 for the years ended December 31, 2018 and 2017, respectively.

The Company entered into a debt agreement for a revolving line of credit. The Line of Credit is interest only payment based on 10%, and 8% deferred until maturity to be paid with principal balance. The Line of Credit is personally guaranteed by the owner of the principal stockholder of the Company. The Line of Credit awarded the lender 455,000 shares of common stock as consideration of the note. The fair value of shares was $15,603, based on the recent cash price and was treated as a debt discount, which resulted in making the lender a related party due to their significant ownership.

The line of credit, which is guaranteed by the owner of the principal stockholder of the Company, has a conversion option whereby the lender can convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the company’s common stock equal determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. As of December 31, 2018, the indebtedness under the line of credit was $2,754,550 and this amount would have resulted in a conversion into 793,683 newly issued shares.

The line of credit also gives the lender an option to purchase up to 864,500 shares of newly issued common stock for a purchase price of $3,000,000 minus the value of the outstanding principal of the Note, if any, previously converted into equity.

In December 2018, The Company recorded $4,000 in revenues related to property management consulting services provided to an entity with common ownership as our founder and Chairman of the Board.

NOTE 9 – INCOME TAXES

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”; and repeal of the federal Alternative Minimum Tax (“AMT”).

At December 31, 2017, the Company had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by the Federal statutory tax rate of 34%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at December 31, 2017.

The significant components of the deferred tax asset at December 31, 2018 and 2017 was as follows:

	For the Years Ended
	December 31, 2018	December 31, 2017
Statutory rate applied to income (loss) before income taxes	$(322,845)	$(183,432)
Increase in income taxes results from:
Non-deductible expense	55,606	16,212
Change in tax rate estimates	-	54,210
Change in valuation allowance	275,525	113,010
Income tax expense (benefit)	$8,286	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and provision for actual income tax is as follows:

	For the Year Ended
	December 31, 2018	December 31, 2017
Income tax benefit at U.S. statutory rate of 34%	-21.00%	-34.00%
Income tax benefit - State	-2.04%	-3.80%
Non-deductible expense	4.29%	3.34%
Change in tax rate estimates	0.00%	11.17%
Change in valuation allowance	21.25%	23.29%
Income tax expense (benefit)	2.50%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The effects of temporary differences that gave rise to deferred tax assets are as follows:

	For the Year Ended
Deferred tax assets:	December 31, 2018	December 31, 2017
Amortization expense	$7,288	$2,619
Operating loss carryforwards	381,247	110,391
Gross deferred tax assets	388,535	113,010
Valuation allowance	(388,535)	(113,010)
Net deferred income tax asset	$-	$-

NOTE 10 – SUBSEQUENT EVENTS

During the first quarter of 2019, we entered into agreements to acquire the assets of three manufactured housing communities totaling approximately $10,715,000. The three transactions will be accounted for as asset acquisition, and we expect to close them in the second quarter of 2019.

In March of 2019, we refinanced a total of $4,920,750 from our current loans payable to $8,241,609 of new notes payable from five of our seven existing communities, resulting in an additional loan payable of $3,320,859. The Company used the additional loans payable proceeds from the refinance to retire our Convertible Note Payable of $2,754,550 plus accrued interest. $4,573,000 of the total $8,241,609, representing the refinancing portion for Azalea, Holly Faye, and Pecan Grove required a personal guarantee from our Chief Executive Officer.

In February of 2019, we executed an amendment to our Convertible Note Payable to make available the $3,000,000 line of credit for redeployment under the same terms. The amendment requires the Company to issue the lender an additional 545,000 shares of common stock to the lender with a fair value of $16,350. The amendment eliminated the convertible option to the lender to purchase up to 864,500 shares of newly issued common stock for a purchase price of $3,000,000 minus the value of the outstanding principal of the Note, if any, previously converted into equity. The amendment gives the lender the right and option to purchase its pro rata share of debt or equity securities issued in order to allow lender to maintain a 10% equity interest into the Company for seven years from the date of the amendment.

In January 2019, we agreed to acquire the 25% minority interest in Pecan Grove, and we will issue 2,000,000 shares of our common stock to Gvest Real Estate for the minority interest acquisition which were valued at the historical cost value of $537,502.

In the first quarter of 2019, we executed Subscription Agreements relating to the sale of 280,000 shares of our Series A Cumulative Convertible Preferred Stock for a total of $700,000 in cash. This is a part of a total of $10,000,000 that we are seeking through the sale of shares of our preferred stock to acquire assets of manufactured housing communities in our pipeline. The preferred share that will be issued will provide purchasers with an annual return of 8% annually, paid in monthly distributions, and 1.5 times the initial investment at redemption after 5 years for a total IRR of approximately 16%. Our Series A Cumulative Convertible Preferred Stockholder shall have the right to convert into common stock at $2.50 per share at any time. The Company shall have the right, but not the obligation, to cause a conversion of the shares of its Series A Preferred Stock into shares of our Common Stock at a conversion rate of $2.50 per share of Common Stock when the Market Price of the shares of our Common Stock reaches $2.50. Our Series A Cumulative Convertible Preferred Stock have liquidity rights over our common shareholders. Our Series A Cumulative Convertible Preferred Stock requires that the Company may not authorize or issue any class or series of equity securities ranking senior to the Shares as to dividends or distributions upon liquidation or amend our charter to materially and adversely change the terms of the shares of Series A Preferred Stock without the affirmative vote of at least two-thirds of the votes entitled to be cast on such matter by holders of outstanding shares of Series A Preferred Stock, voting together as a class. Otherwise, holders of the shares of Series A Preferred Stock will not have any voting rights.

Item 15. Exhibits, Financial Statements Schedules.

(a)
Financial Statements

[See SEC Form 10-K at www.sec.gov for what should be included here

●
See Page F-1 for an index of the audited financial statements included in this 10-K.

(b)
Exhibits

Exhibit No.	Item

Exhibit 2.1
Stock Purchase Agreement and Plan of Merger dated July 28, 2017, by and among the Company, certain stockholders of the Company, Mobile Home Rental Holdings, LLC, the Members of MHRH, and Raymond Gee as representative of such Members (2)

Exhibit 2.2	Articles of Merger between the Company and Mobile Home Rental Holdings, LLC, as filed in the State of Nevada (2)
Exhibit 2.3	Articles of Merger between the Company and Mobile Home Rental Holdings, LLC, as filed in the State of North Carolina (2)
Exhibit 3.1	Amended and Restated Articles of Incorporation (2)
Exhibit 3.2	Amended and Restated Bylaws (2)
Exhibit 10.1	Purchase agreement – Pecan MHP (2)
Exhibit 10.2	Promissory note – Pecan MHP (2)
Exhibit 10.3	Purchase agreement – Butternut MHP (2)
Exhibit 10.4	Promissory note – Butternut MHP (2)
Exhibit 10.5	Promissory note – Second - Butternut MHP (2)
Exhibit 10.6	Purchase agreement – Azalea MHP (2)
Exhibit 10.7	Promissory note – Azalea MHP (2)
Exhibit 10.8	Purchase agreement – Chatham MHP (2)
Exhibit 10.9	Promissory note – Chatham MHP (2)
Exhibit 10.10	Purchase agreement – Lakeview MHP (2)
Exhibit 10.11	Promissory note – Lakeview MHP (2)
Exhibit 10.12	Purchase agreement – Holly Faye MHP (2)
Exhibit 10.13	Promissory note – Holly Faye MHP (2)
Exhibit 10.14	Purchase agreement – Maple MHP (2)
Exhibit 10.15	Promissory note – Maple MHP (2)
Exhibit 10.16	Promissory note – Metrolina Line of Credit (2)
Exhibit 10.17	Stock Compensation Plan (2)
Exhibit 10.18	Revolving Promissory Note - Raymond M. Gee (2)
Exhibit 10.19	Amendment Promissory note – Metrolina Line of Credit (1)
Exhibit 10.20	Agreement to acquire Gvest Real Estate's interest in Pecan Grove (1)
Exhibit 10.21	Amendment to Metrolina Note (1)
Exhibit 21.1	List of Subsidiaries (2)
Exhibit 31.1	Certification of Priviledged Executive offical under Section 302 of he Sarbanes-Oxley Act of 2002 (1)
Exhibit 31.2	Certification of Priviledged Financial officer under Section 302 of he Sarbanes-Oxley Act of 2002 (1)
Exhibit 31.3	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (1)
____________
(1)
Filed herewith
(2)
Previously Filed