Form 10-Q
period 2019-03-31
MANUFACTURED HOUSING PROPERTIES INC.
filed 2019-05-15
CIK 1277998

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

(980) 273-1702
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

There were 12,895,062 shares of common stock outstanding as of May 7, 2019

PART I
Item 1. Financial Statements

Financial Information

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

Assets	2019	2018
	(unaudited)
Investment Property
Land	$4,602,721	$4,357,950
Site and Land Improvements	6,781,845	6,781,845
Buildings and Improvements	1,474,736	1,441,222
Acquisition Cost	151,007	140,758
Total Investment Property	13,009,859	12,721,775
Accumulated Depreciation & Amortization	(802,516)	(699,184)
Net Investment Property	12,207,343	12,022,591

Cash and Cash Equivalents	881,319	458,271
Accounts Receivable, net	9,242	12,987
Other Assets	253,649	99,472

Total Assets	$13,351,553	$12,593,321

Liabilities and Stockholders' deficit
Accounts Payable	$48,357	$71,091
Loans Payable	12,384,791	9,086,110
Loans Payable related party	897,708	890,632
Convertible Note Payable related party	-	2,754,550
Accrued Liabilities and Deposits	377,135	612,819
Tenant Security Deposits	132,540	131,149
Total Liabilities	13,840,531	13,546,351

Commitments and Contingencies (See Note 5)

Stockholders’ deficit
Preferred Stock 4,000,000 Designated Series A Stock par value $0.01 per share, 280,000 and zero shares are issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	2,800	-
Preferred Stock 1,000,000 Designated Series B Stock par value $0.01 per share, and zero shares are issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-
Common Stock (Stock par value $0.01 per share, 200,000,000 shares authorized, 12,895,062 and 10,350,062 shares are issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	128,950	103,500
Additional Paid in Capital	1,899,924	451,567
Accumulated Deficit	(2,520,652)	(1,801,338)
Total Manufactured Housing Properties Inc. Stockholders’ Deficit	(488,978)	(1,246,271)

Non-controlling interest	-	293,241
Total Equity (Deficit)	(488,978)	(953,030)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,351,553	$12,593,321

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)

	March 31,	March 31,
	2019	2018
Revenue
Rental and Related Income	$524,374	$490,813
Management fees, related party	12,000	-
Total Revenues	536,374	490,813

Community Operating Expenses
Repair & Maintenance	43,290	42,674
Real estate taxes	23,561	19,265
Utilities	31,593	41,839
Insurance	6,271	10,901
General and Administrative Expense	95,106	122,190
Total Community Operating Expenses	199,821	236,869
Corporate Payroll and Overhead	135,963	123,474
Depreciation & Amortization Expense	134,926	132,822
Refinancing costs	552,272	-
Interest expense	232,706	234,132

Total Expenses	1,255,688	727,297

Net loss before provision for income taxes	(719,314)	(236,484)

Provision for income taxes	-	-
Net Loss	$(719,314)	$(236,484)

Net Income attributable to the non-controlling interest	-	7,572

Net Loss	$(719,314)	$(244,056)

Preferred stock dividends
Series A preferred	4,667	-
Total preferred stock dividends	4,667	-
Net loss attributable to common stockholders	$(723,981)	$(244,056)

Weighted Average Shares - Basic and Fully Diluted	12,527,673	10,000,000

Weighted Average - Basic	$(0.06)	$(0.02)
Weighted Average - Fully Diluted	$(0.06)	$(0.02)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDER’S DEFICIT FOR THE THREE
MONTHS ENDED MARCH 31, 2019 and 2018
(UNAUDITED)

					ADDITIONAL	NON
	PREFERRED STOCK		COMMON STOCK		PAID IN	CONTROLLING		STOCKHOLDERS’
	SHARES	PAR VALUE	SHARES	PAR VALUE	CAPITAL	INTEREST	ACCUMULATED DEFICIT	EQUITY (Deficit)

Balance at January 1, 2018	-	-	10,000,062	$100,000	$238,803	$302,580	$(504,945)	$136,438

Stock option expense	-	-	-	-	245	-	-	245

Minority Interest distributions	-	-	-	-	-	(4,498)	-	(4,498)

Net Income (Loss)	-	-	-	-	-	7,572	(244,056)	(236,484)

Balance at March 31, 2018	-	-	10,000,062	100,000	239,048	305,654	(749,001)	(104,299)

Balance at January 1, 2019	-	-	10,350,062	$103,500	$451,567	$293,241	$(1,801,338)	$(953,030)

Stock option expense	-	-	-	-	8	-	-	8

Common Stock issuance for acquisition of minority interest	-	-	2,000,000	20,000	517,562	(293,241)	-	244,321

Series A Preferred Stock issuance for cash	280,000	2,800	-	-	597,200	-	-	600,000

Common Stock issuance for line of credit	-	-	545,000	5,450	299,750	-	-	305,200

Common Stock issuance for service	-	-	-	-	24,500	-	-	24,500

Preferred shares Series A dividends	-	-	-	-	(4,667)	-	-	(4,667)

Imputed interest	-	-	-	-	14,004	-	-	14,004

Net Loss	-	-	-	-	-	-	(719,314)	(719,314)

Balance at March 31, 2019	280,000	$2,800	12,895,062	$128,950	$1,899,924	$-	$(2,520,652)	$(488,978)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MANUFACTURED HOUSING PROPERTIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	2019	2018
Cash Flows From Operating Activities:
Net Loss	$(719,314)	$(236,484)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock option expense	8	245
Stock compensation expense	329,700	-
Imputed interest	14,004	-
Depreciation & Amortization	134,927	132,822
Write off of mortgage costs	68,195	-
Provision for bad debt	4,076	11,014
Changes in operating assets and liabilities:
Accounts receivable	(331)	(8,335)
Other assets	(154,177)	(33,452)
Accounts payable	(22,734)	99,114
Accrued expenses	(235,684)	22,531
Other Liabilities and deposits	1,391	40,011
Net Cash (Used in) Provided by Operating Activities	(579,939)	27,466

Cash Flow From Investing Activities
Proceeds from sale of property	-	10,000
Purchase of Property	(33,514)	(3,502)
Net cash (used in) provided by investing activities	(33,514)	6,498
Cash Flows From Financing Activities:
Proceeds from related party note	7,076	147,445
Proceeds from issuance of Preferred Stock	600,000	-
Proceeds from notes payable	8,241,000	-
Capitalized Financing costs	(110,039)	-
Preferred shares Series A dividends	(4,667)	-
Repayment of Line of Credit	(2,754,550)	-
Repayment of notes payable	(4,942,319)	(64,183)
Non controlling interest Distributions	-	(4,498)

Net cash provided by financing activities	1,036,501	78,764

Net Change in Cash and cash equivalents	423,048	112,728
Cash and cash equivalents at Beginning of the Period	458,271	355,935
Cash and cash equivalents at End of the Period	$881,319	$468,663

Cash paid for:
Income Taxes	$-	$-
Interest	$218,702	$180,1322

Non-Cash Investing and Financing Activities

Purchase of Minority Interest in Pecan Grove	$537,562	$-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2019

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

The Company’s subsidiaries are all formed in the state of North Carolina as Limited Liability Companies. The acquisition and date of consolidation are as follows:

Date of Consolidation	Subsidiary	Ownership
October 2016	Pecan Grove MHP, LLC	100%
April 2018	Butternut MHP, LLC	100%
November 2018	Azalea MHP, LLC	100%
November 2018	Holly Faye MHP, LLC	100%
November 2018	Chatham MHP, LLC	100%
November 20178	Lake View MHP, LLC	100%
December, 2018	Maple Hills MHP, LLC	100%

All intercompany transactions and balances have been eliminated in consolidation. The Company does not have a majority or minority interest in any other company, either consolidated or unconsolidated.

Revenue Recognition

The Company follows Topic 606 of the FASB Accounting Standards Codification for revenue recognition and ASU 2014-09. On January 1, 2018, the Company adopted ASU 2014-09, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) Identify the Contract with a Customer, (2) Identify the Performance Obligations in the Contract, (3) Determine the Transaction Price, (4) Allocate the Transaction Price to the Performance Obligations in the Contract, and (5) Recognize Revenue When (or As) the Entity Satisfies a Performance Obligation. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. There was no impact to revenues as a result of applying ASU 2014-09 for the quarter ended March 31, 2019, and there have not been any significant changes to our business processes, systems, or internal controls as a result of implementing the standard. The Company recognizes rental income revenues on a monthly basis based on the terms of the lease agreement which are for either the land or a combination of both, the mobile home and land. Home sales revenues are recognized upon the sale of a home with an executed sales agreement. The Company has deferred revenues from home lease purchase options and records those option fees as deferred revenues and then records them as revenues when (1) the lease purchase option term is completed and title has been transferred, or (2) the leaseholder defaults on the lease terms resulting in a termination of the agreement which allows us to keep any payments as liquidated damages.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable consist primarily of amounts currently due from residence. Accounts receivables are reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for losses. The Company records an allowance for bad debt when receivables are over 90 days old.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Total dilutive securities outstanding as of March 31, 2019 and 2018 totaled 541,334 and 698,000 stock options, respectively and 0 and 786,695 convertible shares, respectively, which are not included in dilutive loss per share as the effect would be anti-dilutive.

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

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company maintains cash balances at banks and deposits at times may exceed federally insured limits. Management believes that the financial institutions that hold the Company's cash are financially secure and, accordingly, minimal credit risk exists. At March 31, 2019 and December 31, 2018, the Company had no cash balances above the FDIC-insured limit, respectively.

Stock Based Compensation

All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB Accounting Standards Codification Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. The Company recorded stock option expense of $8 and $17 during the three months ended March 31, 2019 and 2018, respectively.

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

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

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

Our working capital has been provided by our operating activities and our related party note. As of March 31, 2019, the related party entity with a common ownership to the Company’s president loaned the Company $897,708 for costs related to Reorganization cost and working capital. The related party note has a five-year term with no annual interest and principal payments are deferred to maturity date for a total credit line of $1.5 million. Except our line of credit, generally, our promissory notes on our acquisitions range from 4.5% to 7.0% with 20 to 25 years principal amortization. Two of the promissory notes had an initial 6 months period on interest only payments. The Line of Credit is interest only payment based on 8%, and 10% deferred till maturity to be paid with principal balance. We plan to meet our short-term liquidity requirements of approximately $1,890,348 for the next twelve months, generally through available cash as well as net cash provided by operating activities and availability under our existing related party note of $897,708. We also have availability from our lenders under our loan agreements for Capital expenditure needs on our acquisitions. We expect these resources to help the Company meet operating working capital requirements. The ability of the Company to continue its operations as a going concern is dependent on management’s plans, which include raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes.

NOTE 3 – Fixed Assets

Property and equipment consists of the following as of:

	March 31, 2019	December 31, 2018

Land	$4,602,271	$4,357,950
Site and Land Improvements	6,781,845	6,781,845
Buildings and Improvements	1,474,736	1,441,222
Acquisition Cost	151,007	140,758
	13,009,859	12,721,775
Less: accumulated depreciation and amortization	(802,516)	(699,184)
	$12,207,343	$12,022,591

Depreciation and amortization expense totaled $134,926 and $132,822 for the three months ended March 31, 2019, and 2018, respectively.

During the three months ended March 31, 2019 the Company acquired the 25% minority interest in Pecan Grove MHP LLC resulting in a purchase price difference of 244,321 that was allocated to land. The company also invested in additional buildings and improvements totaling $33,514 and $3,502 for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the Company wrote off mortgage cost of $68,195 and capitalized $110,039 of mortgage cost related to the refinancing from five of our nine existing communities.

NOTE 4 – PROMISSORY NOTES

During the years ended December 31, 2017 and 2016, the company entered into promissory notes payable to lenders related to the acquisition of seven manufactured housing communities.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2019, the Company refinanced a total of $4,942,319 from our current loans payable to $8,241,000 of new notes payable from five of our nine existing communities, resulting in an additional loan payable of $3,320,859. The Company used the additional loans payable proceeds from the refinance to retire our Convertible Note Payable of $2,754,550 plus accrued interest. As of March 31, 2019, the Company wrote off mortgage cost of $68,195 and capitalized $110,039 of mortgage cost due to the refinancing.

Except our line of credit, generally, the promissory notes range from 4.5% to 7.0% with 20 to 25 years principal amortization. Two of the promissory notes had an initial 6 months period on interest only payments. The Line of Credit is interest only payment based on 8%, and 10% deferred till maturity to be paid with principal balance. The Line of Credit originally awarded the lender 455,000 shares of common stock as compensation, which resulted in making the lender a related party due to their significant ownership. The promissory notes are secured by the real estate assets, and the line of credit is guaranteed by the principal stockholder of the company. During the three months ended March 31, 2019, the Company paid off the entire balance on the Line of Credit of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby the lender can convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the company’s common stock equal determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to the lender.

The line of credit gives the lender the right and option to purchase it’s pro rata share of debt or equity securities issued to maintain up to 10% equity interest in the Company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019.

The following are terms of our secured outstanding debt:
	Maturity	Interest	Balance	Balance
	Date	Rate	03/31/2019	12/31/18

Butternut MHP Land LLC	3/30/20	6.500%	$1,129,802	$1,134,971
Butternut MHP Land LLC Mezz	4/1/27	7.000%	285,318	287,086
Pecan Grove MHP LLC	2/22/29	5.250%	3,150,000	1,270,577
Azalea MHP LLC	3/1/29	5.400%	843,175	598,571
Holly Faye MHP LLC	3/1/29	5.400%	579,825	462,328
Chatham MHP LLC	4/1/24	5.875%	1,793,000	1,366,753
Lake View MHP LLC	3/1/29	5.400%	1,875,000	1,222,521
Maple MHP LLC	1/1/23	5.125%	2,728,670	2,743,303
Totals note payables			12,384,791	9,086,110

Convertible notes payable	12/12/21	18.000%	-	2,754,550
Related Party notes payable	9/30/22	(*)	897,708	890,632
Total convertible note and notes payable including related party			$13,282,499	$12,731,292

(*) As of March 31, 2019, a related party entity with a common ownership to the Company’s president loaned the Company $897,708 for working capital. The note has a three-year term with no annual interest and principal payments are deferred to maturity date. As of March 31, 2019 and 2018, the Company recorded imputed interest related to the note of $14,004 and $0, respectively.

Maturities of Long Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable at March 31, 2019 by fiscal year were:

The minimum annual principal payments of notes payable at September 30, 2018 were:
2019	$164,981
2020	1,332,457
2021	230,828
2022	1,141,403
2023 and Thereafter	10,412,830
Total minimum principal payments	$13,282,499

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

On May 8, 2019, we filed a certificate of designation with the Nevada Secretary of State to establish our Series A Preferred Stock.  We designated a total of 4,000,000 shares of Preferred Stock as “Series A Cumulative Convertible Preferred Stock.” In the first quarter of 2019, we executed Subscription Agreements relating to the sale of 280,000 shares of our Series A Cumulative Convertible Preferred Stock for a total of $700,000 in cash. This is a part of a total of $10,000,000 that we are seeking through the sale of shares of our preferred stock to acquire assets of manufactured housing communities in our pipeline. The preferred share that will be issued will provide purchasers with an annual return of 8% annually, paid in monthly distributions, and 1.5 times the initial investment at redemption after 5 years for a total IRR of approximately 16%. Our Series A Cumulative Convertible Preferred Stockholder shall have the right to convert into common stock at $2.50 per share at any time. The Company shall have the right, but not the obligation, to cause a conversion of the shares of its Series A Preferred Stock into shares of our Common Stock at a conversion rate of $2.50 per share of Common Stock when the Market Price of the shares of our Common Stock reaches $2.50. Our Series A Cumulative Convertible Preferred Stock have liquidity rights over our common shareholders. Our Series A Cumulative Convertible Preferred Stock requires that the Company may not authorize or issue any class or series of equity securities ranking senior to the Shares as to dividends or distributions upon liquidation or amend our charter to materially and adversely change the terms of the shares of Series A Preferred Stock without the affirmative vote of at least two-thirds of the votes entitled to be cast on such matter by holders of outstanding shares of Series A Preferred Stock, voting together as a class. Otherwise, holders of the shares of Series A Preferred Stock will not have any voting rights.

On May 8, 2019, we designated 1,000,000 shares of Series B Cumulative Redeemable Preferred Stock, which we refer to as the Series B Preferred Stock. The Series B Preferred Stock will rank, as to dividend rights and rights upon our liquidation, dissolution, or winding up, senior to our Common Stock and pari passu with our Series A Cumulative Convertible Preferred Stock, which we refer to as our Series A Preferred Stock. Holders of our Series B Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.067 per share each month; provided that upon an event of default (generally defined as our failure to pay dividends when due or to redeem shares when requested by a holder), such amount shall be increased to $0.083 per month. The liquidation preference for each share of our Series B Preferred Stock is $10.00. Upon a liquidation, dissolution or winding up of our company, holders of shares of our Series B Preferred Stock will be entitled to receive the liquidation preference with respect to their shares plus an amount equal to any accrued but unpaid dividends (whether or not declared) to, but not including, the date of payment with respect to such shares. Commencing five years after any issuances and continuing indefinitely thereafter, we shall have a right to call for redemption the outstanding shares of our Series B Preferred Stock at a call price equal to 150% of the original issue price of our Series B Preferred Stock, and correspondingly, each holder of shares of our Series B Preferred Stock shall have a right to put the shares of Series B Preferred Stock held by such holder back to us at a put price equal to 150% of the original issue purchase price of such shares. The Series B Preferred Stock will have no voting rights (except for certain matters) and are not convertible into shares of our Common Stock.

Common Stock

Our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share.

Stock issued for Service

In November 2018, the Company issued 350,000 shares of stock for services to an investment bank for advisory services with a fair value of $171,500. $24,500 of that fair value was expensed during the three months ended March 31, 2019.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2019, the Company issued an additional 545,000 shares of stock for services to the same lender under an amendment to the line of credit facility agreement with a fair value of $305,200.

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

The Company recorded stock option expense of $8 and $245 during the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes the stock options outstanding as of March 31, 2019 and 2018:

Weighted
		Weighted	average
		Average	remaining
	Number of	exercise price	contractual
	options	(per share)	term (in years)
Outstanding at December 31, 2018	541,334	$0.01	9.0
Granted	-	-	-
Exercised	-	-	-
Forfeited / cancelled / expired	-	-	-
Outstanding at March 31, 2019	541,334	$0.01	8.75

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options holders exercised their options on March 31, 2019. As of March 31, 2019, there were 377,000 “in-the-money” options with an aggregate intrinsic value of $373,230.

The following table summarizes information concerning options outstanding as of March 31, 2019 and December 31, 2018:

The table below presents the weighted average expected life in years of options granted under the Plan as described above. The riskfree rate of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds with the expected term of the option granted.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions for grants made during the periods indicated.

	March 31,	December 31,
Stock option assumptions	2019	2018
Risk-free interest rate	-	1.95%
Expected dividend yield	-	0.00%
Expected volatility	-	16.71%
Expected life of options (in years)	-	10

Non-Controlling Interest

Prior to January 1st, 2019, the Company owned 75% of membership interest in Pecan Grove MHP LLC. The remaining 25% was owned by unaffiliated non-controlling investors.

In January 2019, we agreed to acquire the 25% minority interest in Pecan Grove, and we issued 2,000,000 shares of our common stock to Gvest Real Estate for the minority interest acquisition which were valued at the historical cost value of $537,562.

NOTE 7  –  RELATED PARTY TRANSACTIONS

As of March 31, 2019, an entity with a common ownership to the Company’s founder loaned the Company $897,708 for reorganization cost and working capital. The note has a five-year term with no annual interest and principal payments are deferred to maturity date. The Company recorded an In-kind contribution of interest in the amount of $14,004 and $0 for the three months ended March 31, 2019 and 2018, respectively.

During the year ended December 31, 2017, the Company entered into a debt agreement for a revolving line of credit. The Line of Credit is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The Line of Credit is personally guaranteed by the owner of the principal stockholder of the Company.

During the three months ended March 31, 2019, the Company paid off the entire balance on the Line of Credit of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby the lender can convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the company’s common stock equal determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to the lender. The line of credit gives the lender an option to purchase up to 10% of outstanding common shares at the most recent price of any equity transaction.

In January 2019, we executed an agreement to acquire the 25% minority interest in Pecan Grove, and issued 2,000,000 shares of our common stock to Gvest Real Estate for the minority interest acquisition which were valued at the historical cost value of $537,562.

During the three months ended March 31, 2019, The Company recorded $12,000 in revenues related to property management consulting services provided to an entity with common ownership as our founder and Chairman of the Board.

NOTE 8 – SUBSEQUENT EVENTS

In April 2019, we completed the acquisition of a manufactured housing community comprised of 79 pads, located in the Columbia, SC metro area totaling $1,965,000.

In May 2019, we completed the acquisition of a manufactured housing community comprised of 96 pads, located in Chester, SC totaling $2,500,000.

In April and May 2019, the Company used $270,000 and $1,000,000, respectively from its Line of Credit for the two above acquisitions.

In April and May 2019, we executed Subscription Agreements relating to the sale of 90,000 shares of our Series A Cumulative Convertible Preferred Stock for a total of $225,000 in cash, including 25,000 from a related party.

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

As of March 31, 2019, the Company owned and operated nine manufactured housing communities containing approximately 512 developed sites, and a total of approximately 190 Company-owned manufactured homes. The communities are located in North Carolina, South Carolina, and Tennessee.

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

We believe that manufactured housing communities have several characteristics that make them an attractive investment when compared to certain other types of real estate, particularly multifamily, including:

●Significant Barriers to Entry. We believe that the supply of new manufactured housing communities will be constrained due to significant barriers to entry in the industry, including: (i) various zoning restrictions and negative zoning biases against manufactured housing communities; (ii) substantial upfront costs associated with the development of infrastructure, amenities and other offsite improvements required by various governmental agencies, and (iii) a significant length of time before lease-up and revenues can commence.

●Diminishing Supply. Supply is decreasing due to redevelopment of older parks.

Large Demographic Group of Potential Customers. We consider households earning between $25,000 and $50,000 per year to be our core customer base. This demographic group represents about 43 percent of overall U.S. households, according to 2016 U.S. Census data.

●Stable Resident Base. We believe that manufactured housing communities tend to achieve and maintain a stable rate of occupancy, due to the following factors: (i) residents generally own their own homes; moving a manufactured home from one community to another involves substantial cost and effort and often results in the abandonment of on-site improvements made by the resident such as decks, garages, carports, and landscaping; and (iii) residents enjoy a sense of community inherent in manufactured housing communities similar to residential subdivisions.

●Fragmented Ownership of Communities. Manufactured housing community ownership in the United States is highly fragmented, with a majority of manufactured housing communities owned by individuals. The top five manufactured housing community owners control approximately 7% of manufactured housing community home sites.

●Low Recurring Capital Requirements. Although manufactured housing community owners are responsible for maintaining the infrastructure of the community, each homeowner is responsible for the upkeep of his or her own home and home site, thereby reducing the manufactured housing community owner’s ongoing maintenance expenses and capital requirements.

●Affordable Homeowner Lifestyle. Manufactured housing communities offer an affordable lifestyle typically unavailable in apartments, including lack of common walls, a yard for each resident, the ability to park by the front door, and a sense of community.

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

Results of Operations for the Three Months Ended March 31, 2019, as Compared to the Three Months Ended March 31, 2018

Revenues

For the three months ended March 31, 2019, we had net revenues of $536,374 as compared to net revenues of $490,813 for the three months ended March 31, 2018, an increase of $45,561. The increase in revenues between the periods was primarily due to an average 10% increase in occupancy and rates and the Company also recorded $12,000 of property management revenues from a related party.

Community Operating Expenses

Community operating expenses of $199,821, or 37% of revenues, for the three months ended March 31, 2019, decreased by $37,048 over the three months ended March 31, 2018. The decrease in community operating expenses between the periods was primarily due to approximately $7,000 decrease in bad debt, and the ramp up of operational efficiencies.

Corporate General and Administrative Expenses

Corporate General and administrative expenses of $270,889 for the three months ended March 31, 2019, increased by $14,593 over the three months ended March 31, 2018. Corporate General and administrative expenses are mainly comprised of Depreciation and Amortization of $134,926, and corporate compensation related expenses of $135,963.

Refinancing Expenses

During the three months ended March 31, 2019, the Company refinanced a total of $4,920,750 from our current loans payable to $8,241,000 of new notes payable from five of our nine existing communities, resulting in an additional loan payable of $3,320,859. The Company used the additional loans payable proceeds from the refinance to retire our Convertible Note Payable of $2,754,550 plus accrued interest. As of March 31, 2019, the Company wrote off mortgage cost of $68,195 and capitalized $110,039 of mortgage cost due to the refinancing.

Interest Expense

Interest expense of $232,706 for the three months ended March 31, 2019, a nominal decrease of $1,426 over interest expense of $234,132 for the three months ended March 31, 2018.

Net Loss

Net loss was $719,314 for the three months ended March 31, 2019, compared to net loss of $244,056 for the three months ended March 31, 2018. The increase in net loss during the three months ended March 31, 2019 was primarily related to our refinancing cost of $552,272, and depreciation expense of $134,926.

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

Our working capital has been provided by our operating activities and our related party note. As of March 31, 2019, the related party entity with a common ownership to the Company’s president loaned the Company $897,708 for costs related to Reorganization cost and working capital. The related party note has a five-year term with no annual interest and principal payments are deferred to maturity date for a total credit line of $1.5 million. Except our line of credit, generally, our promissory notes on our acquisitions range from 4.5% to 7.0% with 20 to 25 years principal amortization. Two of the promissory notes had an initial 6 months period on interest only payments. The Line of Credit is interest only payment based on 8%, and 10% deferred till maturity to be paid with principal balance. We plan to meet our short-term liquidity requirements of approximately $1,890,348 for the next twelve months, generally through available cash as well as net cash provided by operating activities and availability under our existing related party note of $897,708. We also have availability from our lenders under our loan agreements for Capital expenditure needs on our acquisitions. We expect these resources to help the Company meet operating working capital requirements. The ability of the Company to continue its operations as a going concern is dependent on management’s plans, which include raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes.

The following table summarizes total current assets, liabilities and working capital at March 31, 2019 compared to December 31, 2018.

	March 31,	December 31,
	2019	2018
Current Assets	$1,144,210	$570,730
Current Liabilities	$1,890,348	$1,053,174
Working Capital (Deficit)	$(746,138)	$(482,444)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable to Smaller Reporting Company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation of Raymond M. Gee, the Company’s Chief Executive Officer and Michael Z. Anise, Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as March 31, 2019. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2019, based on the criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

None.

Item 1a. Risk Factors

Not Applicable to Smaller Reporting Company.

Item 2. Unregistered sales of equity securities and use of proceeds

In January 2019, we agreed to acquire the 25% minority interest in Pecan Grove, and we issued 2,000,000 shares of our common stock to Gvest Real Estate for the minority interest acquisition which were valued at the historical cost value of $537,562.

In February 2019, the Company issued an additional 545,000 shares of stock for services to the same lender under an amendment to the line of credit facility agreement with a fair value of $305,200.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2019	MANUFACTURED HOUSING PROPERTIES INC.

	By:	/s/ Raymond M. Gee
Raymond M. Gee
Chief Executive Officer,

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2019	MANUFACTURED HOUSING PROPERTIES INC.

	By:	/s/ Michael Z. Anise
Michael Z. Anise
Chief Financial Officer/