Form 10-Q
period 2019-06-30
MANUFACTURED HOUSING PROPERTIES INC.
filed 2019-08-16
CIK 1277998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-51229

MANUFACTURED HOUSING PROPERTIES INC.
(Exact name of registrant as specified in its charter)

Nevada	51-0482104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

136 Main Street, Pineville, North Carolina	28134
(Address of principal executive offices)	(Zip Code)

(980) 273-1702
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of August 12, 2019, there were 12,799,568 common shares of the registrant issued and outstanding.

Manufactured Housing Properties Inc.

Quarterly Report on Form 10-Q
 Period Ended June 30, 2019

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

MANUFACTURED HOUSING PROPERTIES INC.
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MANUFACTURED HOUSING PROPERTIES INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

	2019	2018
Assets	(unaudited)
Investment Property
Land	$7,727,771	$4,357,950
Site and Land Improvements	8,123,820	6,781,845
Buildings and Improvements	1,457,395	1,441,222
Acquisition Cost	268,430	140,758
Total Investment Property	17,577,416	12,721,775
Accumulated Depreciation and Amortization	(959,837)	(669,184)
Net Investment Property	16,617,579	12,022,591

Cash and Cash Equivalents	1,358,522	458,271
Accounts Receivable, net	19,000	12,987
Other Assets	327,980	99,472

Total Assets	$18,323,081	$12,593,321

Liabilities
Accounts Payable	$110,368	$71,091
Loans Payable, net	15,542,820	9,086,110
Loans Payable - related party	878,567	890,632
Convertible Note Payable - related party	1,270,000	2,754,550
Accrued Liabilities and Deposits	415,062	612,819
Tenant Security Deposits	126,104	131,149
Total Liabilities	18,303,741	13,546,351

Commitments and contingent liabilities (see note 5)
Redeemable preferred stock Series A – subject to redemption
Preferred Stock 4,000,000 Designated Series A par value $0.01 per share, 570,000 and zero shares are issued and outstanding as of June 30, 2019 and December 31, 2018, respectively redemption value $2,137,500	1,448,750	-

Stockholders’ (Deficit)
Preferred stock par value $0.01 per share, 10,000,000 shares authorized	-	-
Common Stock, par value $0.01 per share; 200,000,000 shares authorized; 12,799,568 and 10,350,062 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	127,995	103,500
Additional Paid in Capital	1,278,333	451,567
Retained Earnings (accumulated deficit)	(2,874,918)	(1,801,338)
Total Stockholders’ (Deficit)	(1,468,590)	(1,246,271)

Non-controlling interest	-	293,241
Total Stockholders' (Deficit)	(1,468,590)	(953,030)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$18,323,081	$12,593,321

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Rental and Related Income	$644,918	$507,268	$1,169,292	$998,081
Management fees, related party	3,284	-	15,284	-
Total Revenues	648,202	507,268	1,184,576	998,081

Community Operating Expenses
Repair & Maintenance	51,937	34,191	95,227	76,865
Real estate taxes	44,921	19,030	68,482	38,295
Utilities	49,082	32,252	80,675	74,091
Insurance	19,658	19,880	25,929	30,781
General and Administrative Expense	65,516	129,957	160,622	252,147
Total Community Operating Expenses	231,114	235,310	430,935	472,179

Corporate Payroll and Overhead	326,271	152,004	462,234	275,478
Depreciation & Amortization Expense	157,321	133,162	292,247	265,984
Interest expense	287,762	262,280	520,468	496,412
Refinancing costs	-	-	552,272	-

Total Expenses	1,002,468	782,756	2,258,156	1,510,053

Net loss before provision for income taxes	(354,266)	(275,488)	(1,073,580)	(511,972)

Provision for income taxes	-	-	-	-
Net Loss	$(354,266)	$(275,488)	$(1,073,580)	$(511,972)

Net Income attributable to the noncontrolling interest	-	10,186	-	17,758

Net Loss attributable to the Company	$(354,266)	$(285,674)	$(1,073,580)	$(529,730)

Preferred stock dividends
Series A preferred	19,667	-	24,334	-
Series A preferred put option cost	23,750		23,750
Total preferred stock dividends	43,417	-	48,084	-
Net loss attributable to common stockholders	$(397,683)	$(285,674)	$(1,121,664)	$(529,730)

Weighted Average Shares Basic and Fully Diluted	12,886,564	10,000,062	12,708,157	10,000,062

Net Loss Per Share Basic	$(0.03)	$(0.03)	$(0.09)	$(0.05)
Net Loss Per Share Fully Diluted	$(0.03)	$(0.03)	$(0.09)	$(0.05)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL	NON
		PAR		PAR	PAID IN	CONTROLLING	ACCUMULATED	STOCKHOLDERS’
	SHARES	VALUE	SHARES	VALUE	CAPITAL	INTEREST	DEFICIT	(DEFICIT)
Balance at January 1, 2018	-	$-	10,000,062	$100,000	$238,803	$302,580	$(504,945)	$136,438

Stock option expense	-	-	-	-	245	-	-	245

Minority Interest distributions	-	-	-	-	-	(4,498)	-	(4,498)

Net Income (Loss)	-	-	-	-	-	7,572	(244,056)	(236,484)

Balance at March 31, 2018	-	-	10,000,062	100,000	239,048	305,654	(749,001)	(104,299)

Minority Interest distributions	-	-	-	-	-	(19,509)	-	(19,509)

Imputed Interest	-	-	-	-	19,316	-	-	19,316

Net Income (Loss)	-	-	-	-	-	10,186	(285,674)	(275,488)

Balance at June 30, 2018	-	$-	10,000,062	$100,000	$258,364	$296,331	$(1,034,675)	$(379,980)

Balance at January 1, 2019	-	-	10,350,062	$103,500	$451,567	$293,241	$(1,801,338)	$(953,030)

Stock option expense	-	-	-	-	8	-	-	8

Common Stock issuance for acquisition of minority interest	-	-	2,000,000	20,000	517,562	(293,241)	-	244,321

Common Stock issuance for line of credit	-	-	545,000	5,450	299,750	-	-	305,200

Common Stock issuance for service	-	-	-	-	24,500	-	-	24,500

Preferred shares Series A dividends	-	-	-	-	(4,667)	-	-	(4,667)

Imputed interest	-	-	-	-	14,004	-	-	14,004

Net Loss	-	-	-	-	-	-	(719,314)	(719,314)

Balance at March 31, 2019	-	-	12,895,062	128,950	1,302,724	-	(2,520,652)	(1,088,978)

Stock option expense	-	-	-	-	8	-	-	8

Common Stock issuance for cash for line of credit	-	-	254,506	2,545	66,172	-	-	68,717

Purchase Treasury Common Stock	-	-	(350,000)	(3,500)	(61,011)	-	-	(64,511)

Imputed interest	-	-	-	-	13,857	-	-	13,857
Preferred shares Series A put option cost	-	-	-	-	(23,750)	-	-	(23,750)
Preferred shares Series A dividends	-	-	-	-	(19,667)	-	-	(19,667)

Net Loss	-	-	-	-	-	-	(354,266)	(354,266)

Balance at June 30, 2019	-	$-	12,799,568	$127,995	$1,278,333	$-	$(2,874,918)	$(1,468,590)
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

	2019	2018
Cash Flows From Operating Activities:
Net Loss	$(1,073,580)	$(511,972)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock option expense	16	245
Stock compensation expense	329,700	-
Write off of mortgage costs	68,195	-
Imputed interest	27,861	19,316
Provision for bad debts	17,620	59,082
Depreciation & Amortization	292,247	265,984
Changes in operating assets and liabilities:
Accounts receivable	(23,633)	(21,923)
Other assets	(228,509)	47,244
Accounts payable	39,277	14,846
Accrued expenses	(197,756)	131,191
Tenant security deposits	(5,045)	35,575
Net cash (used in) provided by operating activities	(753,607)	39,588

Cash Flow From Investing Activities:
Proceeds from sale of property	-	10,000
Purchase of property	(4,483,648)	(47,779)
Net cash used in investing activities	(4,483,648)	(37,779)

Cash Flows From Financing Activities:
Proceeds from related party note	7,076	277,540
Repayment of notes payable	(7,824,367)	(123,906)
Proceeds from notes payable	14,281,076	-
Non controlling interest distributions	-	(24,007)
Proceeds from issuance of Preferred Stock	1,425,000	-
Preferred Stock Series A dividends	(24,334)	-
Proceeds from issuance of common stock	68,717	-
Purchase of treasury stock	(64,511)	-
Capitalized financing cost	(227,461)	-
Repayment of line of credit	(2,754,550)	-
Repayment of notes payable – related party	(19,140)	-
Proceeds from line of credit	1,270,000	-
Net cash provided by financing activities	6,137,506	129,627

Net change in cash and cash equivalents	900,251	131,436
Cash and cash equivalents at beginning of the period	458,271	355,935
Cash and cash equivalents at end of the period	$1,358,522	$487,371

Cash paid for:
Income Taxes	$-	$-
Interest	$520,468	$477,095

Non-Cash Investment and Financing Activities
Purchase of minority interest in Pecan Grove	$537,562	$-
Non-cash Preferred Stock accretion	$23,750	$-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Organization

Manufactured Housing Properties Inc. (the “Company”) is a Nevada corporation whose principal activities are to acquire, own, and operate manufactured housing communities. Mobile Home Rental Holdings (“MHRH”) was formed in April 2016 to acquire the assets for Pecan Grove MHP in November 2016 and Butternut MHP in April 2017. To continue the acquisition and aggregation of mobile home parks, MHRH intend to raise capital in the public markets. Therefore, on October 21, 2017, MHRH was acquired by and merged with a public entity Stack-it Storage, Inc. (OTC: STAK). As part of the merger transaction, Stack-it Storage, Inc. changed its name to Manufactured Housing Properties Inc. (OTC: MHPC).

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

The Company’s subsidiaries are all formed in the state of North Carolina as limited liability companies, except for Butternut MHP Land LLC and Lakeview MHP LLC, which were formed in the States of Delaware and South Carolina, respectively. The acquisition and date of consolidation are as follows:

Date of Consolidation	Subsidiary	Ownership
October 2016*	Pecan Grove MPH LLC	100%
April 2017	Butternut MHP Land LLC	100%
November 2017	Azalea MHP LLC	100%
November 2017	Holly Faye MHP LLC	100%
November 2017	Chatham Pines MHP LLC	100%
November 2017	Lakeview MHP LLC	100%
December 2017	Maple Hills MHP LLC	100%
April 2019	Hunt Club MHP, LLC	100%
May 2019	B&D MHP, LLC	100%
January 31, 2019	MHP Pursuits LLC	100%

*The Company originally acquired a 75% interest. In January 2019, the Company acquired the remaining 25% interest from a related party.

All intercompany transactions and balances have been eliminated in consolidation. The Company does not have a majority or minority interest in any other company, either consolidated or unconsolidated.

Revenue Recognition

The Company follows Topic 606 of the Financial Accounting Standards Board Accounting (“FASB”) Accounting Standards Codification (“ASC”) for revenue recognition and Accounting Standards Update (“ASU”) 2014-09. On January 1, 2018, the Company adopted ASU 2014-09, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when (or as) the Company satisfies a performance obligation. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. There was no impact to revenues as a result of applying ASU 2014-09 for the six months ended June 30, 2018, and there have not been any significant changes to the Company’s business processes, systems, or internal controls as a result of implementing the standard.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

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

Acquisitions

The Company accounts for acquisitions in accordance with ASC 805, “Business Combinations,” and allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, site and land improvements, buildings and improvements and rental homes. The Company allocates the purchase price of an acquired property generally determined by internal evaluation as well as third-party appraisal of the property obtained in conjunction with the purchase.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Total dilutive securities outstanding as of June 30, 2019 and 2018 totaled 541,334 and 698,000 stock options, respectively, and 570,000 and 0 convertible Preferred Series A shares, respectively, which are not included in dilutive loss per share as the effect would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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
JUNE 30, 2019

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

Impairment Policy

The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash balances at banks and deposits at times may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially secure and, accordingly, minimal credit risk exists. At June 30, 2019 and December 31, 2018, the Company had approximately $762,000 and $0 above the FDIC-insured limit, respectively.

Stock Based Compensation

All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. The Company recorded stock option expense of $16 and $245 during the six months ended June 30, 2019 and 2018, respectively.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value of our financial instruments and paragraph 820-10-35-37 of the FASB ASC to measure the fair value of our financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after January 1, 2019. Early adoption is permitted. The Company has evaluated the potential impact this standard may have on the consolidated financial statements and determined that it had no impact on the consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU relates to the accounting for non-employee share-based payments. The amendment in this ASU expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the good or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after January 1, 2019. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. The Company has evaluated the impact this standard had on the consolidated financial statements and determined that it had no impact on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

The Company’s working capital has been provided by operating activities and a related party note. As of June 30, 2019, the related party entity with a common ownership to the Company’s CEO loaned the Company $878,567 for costs related to reorganization and working capital. The related party note has a five-year term with no annual interest and principal payments are deferred to maturity date for a total credit line of $1.5 million. Except for the line of credit, generally, promissory notes on acquisitions range from 4.5% to 7.0% with 20 to 25 years principal amortization. Two of the promissory notes had an initial 6 months period on interest only payments. The line of credit is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The Company plans to meet its short-term liquidity requirements of approximately $770,000 for the next twelve months, generally through available cash as well as net cash provided by operating activities and availability under the existing $1.5 million related party line of credit of which total outstanding note of $878,567. The Company also has availability from lenders under loan agreements for capital expenditure needs on acquisitions. The Company expects these resources to help the Company meet operating working capital requirements. The ability of the Company to continue its operations as a going concern is dependent on management’s plans, which include raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes.

NOTE 3 – FIXED ASSETS

Property and equipment consists of the following as of:

	June 30, 2019	December 31, 2018
Land	$7,727,771	$4,357,950
Site and Land Improvements	8,123,820	6,781,845
Buildings and Improvements	1,457,395	1,441,222
Acquisition Cost	268,430	140,758
	17,577,416	12,721,775
Less: accumulated depreciation and amortization	(959,837)	(669,184)
	$16,617,579	$12,022,591

Depreciation and amortization expense totaled $157,321 and $133,162 for the three months ended June 30, 2019, and 2018, respectively, and $292,247 and $265,984 for the six months ended June 30, 2019, and 2018, respectively.

During the six months ended June 30, 2019 the Company acquired the 25% minority interest in Pecan Grove MHP LLC resulting in an additional asset write up to land of $244,321. The Company also acquired two manufactured housing communities during the six months ended June 30, 2019 totaling $4,483,648.

As of June 30, 2019, the Company wrote off mortgage cost of $68,195 and capitalized $227,461 of mortgage cost related to the two acquisition and the refinancing from five of our nine existing communities.

NOTE 4 – PROMISSORY NOTES

During the years ended December 31, 2017 and 2016, the company entered into promissory notes payable to lenders related to the acquisition of seven manufactured housing communities. During the six months ended June 30, 2019, the Company entered into promissory notes payable to lenders related to the acquisition of two manufactured housing communities.

During the six months ended June 30, 2019, the Company refinanced a total of $4,940,750 from current loans payable to $8,241,000 of new notes payable from five of the ten existing communities, resulting in an additional loan payable of $3,320,859. The Company used the additional loans payable proceeds from the refinance to retire its convertible note payable of $2,754,550 plus accrued interest. As of June 30, 2019, the Company wrote off mortgage costs of $68,195 and capitalized $227,461 of mortgage costs due to the refinancing. During the three months ended June 30, 2019, the Company had additional notes payable totaling $3,306,649 relating to the two acquisitions and the refinancing. As of June 30, 2019, the outstanding loan balances are $15,542,820.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

Except for the line of credit, generally, the promissory notes range from 4.5% to 7.0% with 20 to 25 years principal amortization. Two of the promissory notes had an initial 6 months period on interest only payments. The line of credit is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The line of credit originally awarded the lender 455,000 shares of common stock as compensation, which resulted in making the lender a related party due to its significant ownership. The promissory notes are secured by the real estate assets, and the line of credit is guaranteed by the owner of the principal stockholder of the Company. During the six months ended June 30, 2019, the Company paid off the entire balance on the line of credit of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby the lender could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the Company’s common stock equal determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to the lender. As of June 30, 2019, the balance on the line of credit was $1,270,000.

The line of credit gives the lender an option to purchase up to 10% of outstanding common shares at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019.

The following are terms of the Company’s secured outstanding debt:

	Maturity	Interest	Balance	Balance
	Date	Rate	06/30/2019	12/31/18

Butternut MHP Land LLC	3/30/20	6.500%	$1,124,755	$1,134,971
Butternut MHP Land LLC Mezz	4/1/27	7.000%	283,550	287,086
Pecan Grove MHP LLC	11/4/26	4.500%	3,133,037	1,270,577
Azalea MHP LLC	11/10/27	5.000%	838,821	598,571
Holly Faye MHP LLC	10/1/38	4.000%	579,825	462,328
Chatham MHP LLC	12/1/22	5.125%	1,785,048	1,366,753
Lake View MHP LLC	12/1/22	5.125%	1,869,263	1,222,521
B&D MHP LLC	4/25/29	5.500%	1,869,261	2,743,303
Hunt Club MHP LLC	5/1/24	5.750%	1,345,411	-
Maple MHP LLC	1/1/23	5.125%	2,713,849	$-
Totals note payables			15,542,820	9,086,110

Convertible notes payable	12/12/21	18.000%	1,270,000	2,754,550
Related Party notes payable	12/31/20	(*)	878,567	890,632
Total convertible note and notes payable including related party, net			$17,691,387	$12,731,292

(*) As of June 30, 2019, a related party entity with a common ownership to the Company’s CEO loaned the Company $878,567 for working capital. The note has a three-year term with no annual interest and principal payments are deferred to maturity date. For the six month ended June 30, 2019 and 2018, the Company recorded imputed interest related to the note of $27,861 and $19,316, respectively.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

Maturities of Long Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable at June 30, 2019 by fiscal year were:

2019	$220,007
2020	1,776,870
2021	307,816
2022	1,522,098
2023 and Thereafter	13,864,596
Total minimum principal payments	$17,691,387

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

The Company issued Series A Redeemable Preferred Stock totaling $1,425,000 during the six months ended June 30, 2019. Commencing on the fifth anniversary of the initial issuance of shares of Series A Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series A Preferred Stock at a call price equal to $3.75, or 150% of the original issue price of the Series A Preferred Stock, and correspondingly, each holder of shares of Series A Preferred Stock shall have a right to put the shares of Series A Preferred Stock held by such holder back to us at a put price equal to $3.75, or 150% of the original issue purchase price of such shares. During the six months ended June 30, 2019, the Company paid $24,334 of Series A Preferred dividends distribution and recorded a put option cost of $23,750.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value.

Series A Preferred Stock

On May 8, 2019, the Company filed a certificate of designation with the Nevada Secretary of State pursuant to which the Company designated 4,000,000 shares of its preferred stock as Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock has the following voting powers, designations, preferences and relative rights, qualifications, limitations or restrictions:

Ranking. The Series A Preferred Stock ranks, as to dividend rights and rights upon our liquidation, dissolution, or winding up, senior to the common stock.

Dividend Rate and Payment Dates. Dividends on the Series A Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series A Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.017 per share each month, which is equivalent to the rate of 8% of the $2.50 liquidation preference per share. Dividends on shares of Series A Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the six months ended June 30, 2019, the Company paid $24,334 of Series A Preferred dividends distribution and recorded a put option cost of $23,750.

Liquidation Preference. The liquidation preference for each share of Series A Preferred Stock is $2.50. Upon a liquidation, dissolution or winding up of the Company, holders of shares of Series A Preferred Stock will be entitled to receive the liquidation preference with respect to their shares plus an amount equal to any accrued but unpaid dividends (whether or not declared) to, but not including, the date of payment with respect to such shares.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

Stockholder Optional Conversion. Holders of shares of Series A Preferred Stock may at any time convert shares of Series A Preferred Stock in full, but not in part, into shares of common stock at a conversion rate of $2.50 per share. In the event that such conversion might result in the issuance of a fractional share, the number of shares of common stock issued to the holder shall be rounded up to the nearest whole number.

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series A Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series A Preferred Stock at a call price equal to $3.75, or 150% of the original issue price of the Series A Preferred Stock, and correspondingly, each holder of shares of Series A Preferred Stock shall have a right to put the shares of Series A Preferred Stock held by such holder back to us at a put price equal to $3.75, or 150% of the original issue purchase price of such shares. During the six months ended June 30, 2019, the Company paid $24,334 of Series A Preferred dividends distribution and recorded a put option cost of $23,750.

Voting Rights. The Company may not authorize or issue any class or series of equity securities ranking senior to the Series A Preferred Stock as to dividends or distributions upon liquidation (including securities convertible into or exchangeable for any such senior securities) or amend the Articles of Incorporation (whether by merger, consolidation, or otherwise) to materially and adversely change the terms of the Series A Preferred Stock without the affirmative vote of at least two-thirds of the votes entitled to be cast on such matter by holders of the outstanding shares of Series A Preferred Stock, voting together as a class. Otherwise, holders of the shares of Series A Preferred Stock do not have any voting rights.

As of June 30, 2019, that Company has issued 570,000 shares of Series A Preferred Stock for a total of $1,425,000 in cash. As of June 30, 2019, the Company owed preferred distributions totaling $9,500 for the month of June 2019 that were paid on July 1, 2019.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.01 per share. As of June 30, 2019, there were 12,799,568 shares of common stock issued and outstanding.

Stock issued for Service

In November 2018, the Company issued 350,000 shares of common stock for services to an investment bank for advisory services with a fair value of $171,500, of which $24,500 was expensed during the six months ended June 30, 2019. During the six months ended June 30, 2019, the Company purchased back into treasury the 350,000 shares for a total of $64,511 due to the termination of the advisory service agreement with the investment bank.

In January 2019, the Company issued 2,000,000 shares of common stock to Gvest Real Estate to acquire the 25% minority interest in Pecan Grove, which were valued at the historical cost value of $537,562.

In February 2019, the Company issued an additional 545,000 shares of stock for services to Metrolina Loan Holdings, LLC (“Metrolina”), the same lender under an amendment to the line of credit facility agreement, with a fair value of $305,200.

Stock issued for Cash

In June 2019, the Company issued an additional 254,506 shares of stock for cash of $68,717 to Metrolina, the same lender under an amendment to the line of credit facility agreement, pursuant to which Metrolina exercised its option to purchase the additional shares to maintain up to 10% ownership of the Company’s outstanding common stock at a purchase price equal to the most recent price of any equity transaction of the Company.

Stock Split

In March 2018, the Company completed a 1-for-6 reverse split of its outstanding shares of common stock resulting in the reduction of the total outstanding common stock from 60,000,000 shares to 10,000,062 shares. The condensed consolidated financial statements have been retroactively adjusted to reflect the stock split.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

Equity Incentive Plan

In December 2017, the Board of Directors, with the approval of a majority of the stockholders of the Company, adopted the Manufactured Housing Properties Inc. Stock Compensation Plan (the “Plan”) which is administered by the Compensation Committee.

The Company has issued options to directors and officers under the Plan. One third of the options vest immediately, and two thirds vest in equal annual installments over a two-year period. All of the options are exercisable at a purchase price of $0.01 per share.

The Company recorded stock option expense of $16 and $245 during the six months ended June 30, 2019 and 2018, respectively.

The following table summarizes the stock options outstanding as of June 30, 2019 and 2018:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2018	541,334	$0.01	9.0
Granted	-	-	-
Exercised	-	-	-
Forfeited / cancelled / expired	-	-	-
Outstanding at June 30, 2019	541,334	$0.01	8.5

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options holders exercised their options on June 30, 2019. As of June 30, 2019, there were 377,000 “in-the-money” options with an aggregate intrinsic value of $373,230.

The following table summarizes information concerning options outstanding as of June 30, 2019 and December 31, 2018.

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

Stock option assumptions	June 30, 2019	December 31, 2018
Risk-free interest rate	-	1.95%
Expected dividend yield	-	0.00%
Expected volatility	-	16.71%
Expected life of options (in years)	-	9.0

Non-Controlling Interest

Prior to January 1, 2019, the Company owned 75% of membership interest in Pecan Grove MHP LLC. The remaining 25% was owned by unaffiliated non-controlling investors.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

In January 2019, the Company issued 2,000,000 shares of common stock to Gvest Real Estate to acquire the 25% minority interest in Pecan Grove, which were valued at the historical cost value of $537,562.

NOTE 7  RELATED PARTY TRANSACTIONS

As of June 30, 2019, an entity with a common ownership to the Company’s founder loaned the Company $878,567 for reorganization costs and working capital. The note has a five-year term with no annual interest and principal payments are deferred to maturity date. The Company recorded an In-kind contribution of interest in the amount of $27,861 and $19,316 for the six months ended June 30, 2019 and 2018, respectively.

During the year ended December 31, 2017, the Company entered into a debt agreement with Metrolina for a revolving line of credit. The line of credit is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The line of credit is personally guaranteed by the owner of the principal stockholder of the Company. The line of credit originally awarded the lender 455,000 shares of common stock as consideration of the note. During the three months ended June 30, 2019, the Company paid off the entire balance on the line of credit of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby the lender could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the Company’s common stock equal determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to the lender. The line of credit gives the lender the right and option to purchase it’s pro rata share of debt or equity securities issued to maintain up to 10% equity interest in the Company at a price equal to the most recent price of any equity transaction of the Company for seven years from the amendment dated February 26, 2019.

In June 2019, the Company issued an additional 254,506 shares of common stock for cash of $68,717 to Metrolina, the same lender under an amendment to the line of credit facility agreement, pursuant to which Metrolina exercised its option to purchase up to 10% of outstanding common stock of the Company at a price equal to the most recent price of any equity transaction of the Company.

In January 2019, the Company issued 2,000,000 shares of common stock to Gvest Real Estate to acquire the 25% minority interest in Pecan Grove, which were valued at the historical cost value of $537,562.

During the six months ended June 30, 2019, the Company recorded $15,284 in revenues related to property management consulting services provided to an entity with common ownership as the CEO of the Company.

During the six months ended June 30, 2019, the Company’s founder received a $50,000 fee for his personal guarantee on the promissory note relating to a loan for one of our acquisitions. the fee was recorded as a loan cost and is amortized over the five year life of the loan.

NOTE 8 – ACQUISITIONS

The Company had two acquisitions during the six months ended June 30, 2019 totaling 176 sites. These were asset acquisitions from third parties and have been accounted for as asset acquisitions. The acquisition date estimated fair value was determined by third party appraisals.

					Acquisition	Total Purchase
Acquisition Date	Name	Land	Improvements	Building	Cost	Price

April, 2019	Hunt Club MHP	$589,500	$1,375,500	$-	$140,296	$2,105,296

May, 2019	B&D MHP	750,000	1,750,063	-	91,461	2,591,461

	Total	$1,339,500	$3,125,563	$-	$231,757	$4,696,820

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

Pro-forma Financial Information

The following unaudited pro-forma information presents the combined results of operations for the periods as if the above acquisitions of manufactured housing communities had been completed on January 1, 2019.

	6/30/2019 Consolidated I/S	Hunt Club 1/1/2019 – 4/1/2019	B&D 1/1/2019 – 5/2/2019	Totals

Total Revenue	$1,184,576	$96,143	$128,254	$1,408,973

Total Expenses	2,258,156	76,123	35,676	2,369,955

Preferred stock dividends	48,084	-	-	48,084

Net Income (Loss)	(1,121,664)	20,020	92,578	(1,009,066)
Net Loss per common share, basic and diluted				$(0.08)

NOTE 9 – SUBSEQUENT EVENTS

On March 1, 2019, MHP Pursuits LLC, a wholly-owned subsidiary of the Company, entered into a purchase and sale contract with Crestview, LLC and A & A Construction Enterprises, LLC for the purchase of a manufactured housing community known as Crestview Estates Mobile Home Park, which is located in East Flat Rock, North Carolina and totals 113 sites, for a total purchase price of $5.5 million with a note payable of $4,200,000. Closing of this acquisition was completed on July 31, 2019.

On July 31, 2019, the Company drew an additional $1,730,000 from its line of credit with Metrolina Loan Holdings, LLC to complete the acquisitions of Crestview, LLC and A&A Construction Enterprises, LLC.

Effective August 1, 2019, MHP Pursuits LLC entered into a purchase and sale agreement with The ARC Investment Trust, a South Carolina trust, for the purchase, subject due diligence, of five manufactured housing communities, which are located in South Carolina and total 181 sites, for a total purchase price of $6.5 million.

On August 5, 2019, MHP Pursuits LLC entered into a purchase agreement with CSC Warner Robins, a Georgia limited liability company, for the purchase, subject to due diligence, of a manufactured housing community known as Spring Lake Mobile Home Park, which is located in Georgia and totals 225 sites, for a total purchase price of $5.3 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “our” and the “Company” refer to Manufactured Housing Properties Inc., a Nevada corporation, and its consolidated subsidiaries.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation: statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; statements regarding our financing plans or growth strategies; statements concerning litigation or other matters; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith beliefs as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

Overview

We are a self-administered, self-managed, vertically integrated owner and operator of manufactured housing communities. Manufactured housing communities are residential developments designed and improved for the placement of detached, single-family manufactured homes that are produced off-site and installed and set on residential sites within the community. The owner of a manufactured home leases the site on which it is located and the lessee of a manufactured home leases both the home and site on which the home is located. We earn income from leasing manufactured home sites to tenants who own their own manufactured home and the rental of company-owned manufactured homes to residents of the communities.

We originally incorporated in the State of Nevada as Frontier Staffing, Inc. on September 3, 2003. Since our incorporation, we have experienced several name changes and have been engaged in several different business endeavors. On October 12, 2017, Mobile Home Rental Holdings LLC, a North Carolina limited liability company, which engaged in acquiring and operating manufactured housing properties, merged with and into the Company. In connection with the merger, the name of the Company was changed to Manufactured Housing Properties Inc., the former business and management of Mobile Home Rental Holdings LLC became the business and management, respectively of the Company.

As of June 30, 2019, we own and operate nine manufactured housing communities containing approximately 613 developed sites, and a total of 98 company-owned manufactured homes, including:

●
Pecan Grove – a 81 lot, all-age community situated on 10.71 acres and located in Charlotte, North Carolina.

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

●
Hunt Club Forest – a 79 lot all-age community situated on 13.02 acres and located in the Columbia, South Carolina metro area.

●
B&D – a 97 lot all-age community situated on 17.75 acres and located in Chester, South Carolina.
We believe that manufactured housing is accepted by the public as a viable and economically attractive alternative to common stick-built single-family housing. We believe that the affordability of the modern manufactured home makes it a very attractive housing alternative. Manufactured housing is one of the only non-subsidized affordable housing options in the U.S. Demand for housing affordability continues to increase, but supply remains static, as there are virtually no new manufactured housing communities being developed. We are committed to becoming an industry leader in providing this affordable housing option and an improved level of service to our residents, while producing an attractive and stable risk adjusted return to our investors.

Recent Developments

On March 1, 2019, MHP Pursuits LLC, our wholly-owned subsidiary, entered into a purchase and sale contract with Crestview, LLC and A & A Construction Enterprises, LLC for the purchase of a manufactured housing community known as Crestview Estates Mobile Home Park, which is located in East Flat Rock, North Carolina and totals 113 sites, for a total purchase price of $5.5 million. Closing of this acquisition was completed on July 31, 2019.

On July 31, 2019, the Company drew an additional $1,730,000 from its line of credit with Metrolina Loan Holdings, LLC.

Effective August 1, 2019, MHP Pursuits LLC entered into a purchase and sale agreement with The ARC Investment Trust, a South Carolina trust, for the purchase, subject to due diligence, of five manufactured housing communities, which are located in South Carolina and total 181 sites, for a total purchase price of $6.5 million.

On August 5, 2019, MHP Pursuits LLC entered into a purchase agreement with CSC Warner Robins, a Georgia limited liability company, for the purchase, subject to due diligence, of a manufactured housing community known as Spring Lake Mobile Home Park, which is located in Georgia and totals 225 sites, for a total purchase price of $5.3 million.

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

The following table sets forth key components of our results of operations during the three months ended June 30, 2019 and 2018, both in dollars and as a percentage of our revenues.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$644,918	$99.49%	$507,268	$100.00%
Management fees, related party	3,284	0.51%	-	-
Total revenues	648,202	100.00%	507,268	100.00%
Community operating expenses
Repair and maintenance	51,937	8.01%	34,191	6.74%
Real estate taxes	44,921	6.93%	19,030	3.75%
Utilities	49,082	7.57%	32,252	6.36%
Insurance	19,658	3.03%	19,880	3.92%
General and administrative expense	65,516	10.11%	129,957	25.62%
Total community operating expenses	231,114	35.65%	235,310	46.39%
Corporate payroll and overhead	326,271	50.03%	152,004	29.97%
Depreciation and amortization expense	157,321	24.27%	133,162	26.25%
Interest expense	287,762	44.39%	262,280	51.70%
Refinancing costs	-	-	-	-
Total expenses	1,002,468	154.65%	782,756	154.31%
Net loss	$(354,266)	$(54.65%)	$(275,488)	$(54.31%)
Net income attributable to the noncontrolling interest	-	-	10,186	2.01%
Preferred stock dividends	43,417	6.70%	-	-
Net loss attributable to common stockholders	$(397,683)	$(54.65%)	$(285,674)	$(56.32%)

Revenues. For the three months ended June 30, 2019, we had total revenues of $648,202, as compared to $507,268 for the three months ended June 30, 2018, an increase of $140,934, or 27.78%. The increase in revenues between the periods was primarily due to $130,665 of rental income from the acquisition of two manufactured housing communities during the second quarter of 2019. The remaining increase was due to an average 10% increase in occupancy and rental rates and we also recorded $3,284 of property management revenues from a related party.

Community Operating Expenses. For the three months ended June 30, 2019, we had total community operating expenses of $231,114, as compared to $235,310 for the three months ended June 30, 2018, a decrease of $4,196, or 1.78%. The decrease in community operating expenses was primarily due to a 49.59% decrease in general and administrative expenses resulting from a decrease in bad debt and the ramp up of operational efficiencies, and a slight decrease in insurance expenses, offset by increases in our repair and maintenances expenses, real estate taxes and utilities of as we expanded our operations.

Corporate Payroll and Overhead Expenses. For the three months ended June 30, 2019, we had corporate payroll and overhead expenses of $326,271, as compared to $152,004 for the three months ended June 30, 2018, an increase of $174,267. Such increase was primarily due to increase in personnel to support growth, and additional professional fees related to our two new acquisitions during the three months ended June 30, 2019.

Depreciation and Amortization Expense. For the three months ended June 30, 2019, we had depreciation and amortization expense of $157,321, as compared to $133,162 for the three months ended June 30, 2018, an increase of $24,159, or 18.14%. The increase was due to the acquisition of two communities during the three months ended June 30, 2019.

Interest Expense. For the three months ended June 30, 2019, we had interest expense of $287,762, as compared to $262,280 for the three months ended June 30, 2018, an increase of $25,482, or 9.72%. The increase was primarily related to the acquisition of two communities during the three months ended June 30, 2019.

Net Loss. The factors described above resulted in a net loss of $354,266 for the three months ended June 30, 2019, as compared to $275,488 for the three months ended June 30, 2018, an increase of $78,778, or 28.6%.

Comparison of Six Months Ended June 30, 2019 and 2018

The following table sets forth key components of our results of operations during the six months ended June 30, 2019 and 2018, both in dollars and as a percentage of our revenues.

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$1,169,292	$98.71%	$998,081	$100.00%
Management fees, related party	15,284	1.29%	-
Total revenues	1,184,576	100.00%	998,081	100.00%
Community operating expenses
Repair and maintenance	95,227	8.04%	76,865	7.70%
Real estate taxes	68,482	5.78%	38,295	3.84%
Utilities	80,675	6.81%	74,091	7.42%
Insurance	25,929	2.19%	30,781	3.08%
General and administrative expense	160,622	13.56%	252,147	25.26%
Total community operating expenses	430,935	36.38%	472,179	47.31%
Corporate payroll and overhead	462,234	39.02%	275,478	27.60%
Depreciation and amortization expense	292,247	24.67%	265,984	26.65%
Interest expense	520,468	43.94%	496,412	49.74%
Refinancing costs	552,272	46.6%	-	-
Total expenses	2,258,156	190.63%	1,510,053	151.30%
Net loss	$(1,073,580)	$(90.63%)	$(511,972)	$(51.30%)
Net income attributable to the noncontrolling interest	-		17,758	1.78%
Preferred stock dividends	48,084	0.04%	-	-
Net loss attributable to common stockholders	$(1,121,664)	$(94.69%)	$(529,730)	$(53.07%)

Revenues. For the six months ended June 30, 2019, we had total revenues of $1,184,576, as compared to $998,081 for the six months ended June 30, 2018, an increase of $186,495, or 18.69%. The increase in revenues between the periods was primarily due to $130,665 of rental income from the acquisition of two manufactured housing communities during the second quarter of 2019. The remaining increase was due to an average 10% increase in occupancy and rental rates and we also recorded $15,284 of property management revenues from a related party.

Expenses. For the six months ended June 30, 2019, we had total expenses of $2,258,156, as compared to $1,510,053 for the six months ended June 30, 2018, an increase of $748,103, or 49.54%. Total expenses for the six months ended June 30, 2019 consisted of community operating expenses of $430,935, corporate payroll and overhead expenses of $462,234, depreciation and amortization expense of $292,247, and interest expense of $520,468, while total expenses for the six months ended June 30, 2018 consisted of community operating expenses of $472,179, corporate payroll and overhead expenses of $275,478, depreciation and amortization expense of $265,984 and interest expense of $496,412.

Community Operating Expenses. For the six months ended June 30, 2019, we had total community operating expenses of $430,935, as compared to $472,179 for the six months ended June 30, 2018, a decrease of $41,244, or 8.73%. The decrease in community operating expenses was primarily due to a 36.30% decrease in general and administrative expenses resulting from a decrease in bad debt and the ramp up of operational efficiencies, and a slight decrease in insurance expenses, offset by increases in our repair and maintenances expenses, real estate taxes and utilities of as we expanded our operations.

Corporate Payroll and Overhead Expenses. For the six months ended June 30, 2019, we had corporate payroll and overhead expenses of $462,234, as compared to $275,478 for the six months ended June 30, 2018, an increase of $186,756. Such increase was primarily due to Stock Based Compensation expense of $329,716.

Depreciation and Amortization Expense. For the six months ended June 30, 2019, we had depreciation and amortization expense of $292,247, as compared to $265,984 for the six months ended June 30, 2018, an increase of $26,263, or 9.87%.

Interest Expense. For the six months ended June 30, 2019, we had interest expense of $520,468, as compared to $496,412 for the six months ended June 30, 2018, an increase of $24,056, or 4.85%. The increase was primarily related to the two additional loans related to the two acquisitions of manufactured housing communities during the second quarter of 2019.

Refinancing Expenses

During the six months ended June 30, 2019, the Company refinanced a total of $4,920,750 from our current loans payable to $8,241,000 of new notes payable from five of our ten existing communities, resulting in an additional loan payable of $3,320,859. The Company used the additional loans payable proceeds from the refinance to retire our Convertible Note Payable of $2,754,550 plus accrued interest and recorded a loss of $552,272 on the refinancing. As of June 30, 2019, the Company wrote off mortgage costs of $68,195 and capitalized $227,461 of mortgage costs due to the refinancing.

Net Loss. The factors described above resulted in a net loss of $1,073,580 for the six months ended June 30, 2019, as compared to $511,972 for the six months ended June 30, 2018, an increase of $561,608, or 109.69%.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $1,358,522. In addition to cash generated through operations, we use a variety of sources to fund our cash needs, including acquisitions. We intend to continue to increase our real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. Our ability to continue acquiring communities are dependent on our ability to raise capital. There is no guarantee that any of these additional opportunities will materialize or that we will be able to take advantage of such opportunities. The growth of our real estate portfolio depends on the availability of suitable properties which meet our investment criteria and appropriate financing.

We will require additional funding to finance the growth of our current and expected future operations as well as to achieve its strategic objectives. We believe that our current available cash along with anticipated revenues may be insufficient to meet our cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Six Months Ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Net cash (used in) provided by operating activities	$(753,607)	$39,588
Net cash used in investing activities	(4,483,648)	(37,779)
Net cash provided by financing activities	6,137,506	129,627
Net increase in cash and cash equivalents	900,251	131,436
Cash and cash equivalents at beginning of period	458,271	355,935
Cash and cash equivalent at end of period	$1,358,522	$487,371

Net cash used in operating activities was $753,607 for the six months ended June 30, 2019, as compared to $39,588 net cash provided by operating activities for the six months ended June 30, 2018. For the six months ended June 30, 2019, the net loss of $1,073,580, an increase in other assets in the amount of $228,509 and a decrease in accrued expenses in the amount of $197,756, offset by stock compensation expense in the amount of $329,716 and depreciation and amortization in the amount of $292,247, were the primary drivers of the net cash used in operating activities. For the six months ended June 30, 2018, the net loss of $511,972, offset by depreciation and amortization in the amount of $265,984 and an increase in accrued expenses in the amount of $131,191, were the primary drivers of the net cash provided by operating activities.

Net cash used in investing activities was $4,483,648 for the six months ended June 30, 2019, as compared to $37,779 for the six months ended June 30, 2018. Net cash used in investing activities for the six months ended June 30, 2019 consisted entirely of the purchase of property, while net cash used in investing activities for the six months ended June 30, 2018 consisted of the purchase of property in the amount of $47,779, offset by proceeds of sale of property in the amount of $10,000.

Net cash provided by financing activities was $6,137,506 for the six months ended June 30, 2019, as compared to $129,627 for the six months ended June 30, 2018. For the six months ended June 30, 2019, net cash used in financing activities consisted of proceeds from notes payable in the amount of $14,281,076, proceeds from the issuance of preferred stock in the amount of $1,425,000, proceeds from line of credit in the amount of $1,270,000, proceeds from issuance of common stock in the amount of $68,717 and proceeds from related party note in the amount of $7,076, offset by repayment of notes payable in the amount of $7,824,367, repayment of line of credit in the amount of $2,754,550, capitalized financing costs of $227,461, purchase of treasury stock in the amount of $64,511 and preferred stock dividends in the amount of $24,334.

Promissory Notes

During the years ended December 31, 2017, we entered into promissory notes payable to lenders related to the acquisition of seven manufactured housing communities. Generally, the interest rates on the promissory notes range from 4.5% to 7.0% and have maturity dates ranging from March 2020 to October 2038. As of June 30, 2019, the outstanding balance on these notes was $15,542,820. The promissory notes are secured by the real estate assets. See Note 4 to our unaudited condensed consolidated financial statements for more details regarding these notes.

On May 8, 2017, we issued a convertible promissory note to Metrolina Loan Holdings, LLC, or Metrolina, in the principal amount of $3,000,000. The convertible note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The convertible note originally awarded the lender 455,000 shares of common stock as compensation, which resulted in making the lender a related party due to their significant ownership. During the six months ended June 30, 2019, we paid off the entire balance on the convertible note of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby the lender could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of our common stock equal determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to the lender. As of June 30, 2019, the balance on the convertible note was $1,270,000. The line of credit gives the lender the right and option to purchase it’s pro rata share of debt or equity securities issued to maintain up to 10% equity interest in the Company at a price equal to the most recent price of any equity transaction of the Company for seven years from the amendment dated February 26, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Significant accounting policies are defined as those that involve significant judgment and potentially could result in materially different results under different assumptions and conditions. Management believes the following critical accounting policies are affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. The Company follows Topic 606 of the Financial Accounting Standards Board Accounting, or FASB, Accounting Standards Codification, or ASC, for revenue recognition and Accounting Standards Update, or ASU, 2014-09. On January 1, 2018, the Company adopted ASU 2014-09, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when (or as) the Company satisfies a performance obligation. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. There was no impact to revenues as a result of applying ASU 2014-09 for the six months ended June 30, 2018, and there have not been any significant changes to the Company’s business processes, systems, or internal controls as a result of implementing the standard. The Company recognizes rental income revenues on a monthly basis based on the terms of the lease agreement which are for either the land or a combination of both, the mobile home and land. Home sales revenues are recognized upon the sale of a home with an executed sales agreement. The Company has deferred revenues from home lease purchase options and records those option fees as deferred revenues and then records them as revenues when (1) the lease purchase option term is completed and title has been transferred, or (2) the leaseholder defaults on the lease terms resulting in a termination of the agreement which allows us to keep any payments as liquidated damages.

Acquisitions. The Company accounts for acquisitions in accordance with ASC 805, “Business Combinations,” and allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, site and land improvements, buildings and improvements and rental homes. The Company allocates the purchase price of an acquired property generally determined by internal evaluation as well as third-party appraisal of the property obtained in conjunction with the purchase.

Investment Property and Equipment and Depreciation. Property and equipment are carried at cost. Depreciation for Sites and Building is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 15 to 25 years). Depreciation of Improvements to Sites and Buildings, Rental Homes and Equipment and Vehicles is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 3 to 25 years). Land Development Costs are not depreciated until they are put in use, at which time they are capitalized as Sites and Land Improvements. Interest Expense pertaining to Land Development Costs are capitalized. Maintenance and Repairs are charged to expense as incurred and improvements are capitalized. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the financial statement and any gain or loss is reflected in the current year’s results of operations.

Impairment Policy. The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

Stock-Based Compensation. All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. The Company recorded stock option expense of $16 and $245 during the six months ended June 30, 2019 and 2018, respectively.

Fair Value of Financial Instruments. The Company follows paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value of our financial instruments and paragraph 820-10-35-37 of the FASB ASC to measure the fair value of our financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company adopted this standard on January 1, 2019 and has evaluated the impact this standard had on the consolidated financial statements and determined that it had no impact on the consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU relates to the accounting for non-employee share-based payments. The amendment in this ASU expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the good or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. The Company adopted this standard on January 1, 2019 and determined that it had no impact on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2019. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and further referenced below, which we are still in the process of remediating as of June 30, 2019, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019, our management identified the following material weaknesses:

●
We lack proper segregation of duties due to the limited number of employees within the accounting department.

●
We lack effective closing procedures.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

Our management has identified the steps necessary to address the material weaknesses, and in the second quarter of fiscal 2019, we continued to implement the following remedial procedures:

●
Implemented dual signatures and approvals on all payments.

●
Added additional employees to assist in the financial closing procedures.

●
As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements.

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weaknesses that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In May 2019, the Company repurchased 350,000 shares of common stock for a total of $64,511 that were issued in November 2018 to a third party in exchange or advisory services, due to the termination of an advisory service agreement. Except for the foregoing, during the three months ended June 30, 2019, we did not repurchase any of our common stock.

In June 2019, the Company issued an additional 254,506 shares of stock for cash of $68,717 to Metrolina, the same lender under an amendment to the line of credit facility agreement, pursuant to which Metrolina exercised its option to purchase up to 10% of the Company’s outstanding common stock at a price equal to the most recent price of any equity transaction of the Company. Except for the foregoing, during the three months ended June 30, 2019, we did not sell any of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of fiscal year 2019 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.  EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed on April 19, 2018)
3.2	Certificate of Designation of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 2.2 to the Offering Statement on Form 1-A filed on May 9, 2019)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on April 19, 2018)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
______________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2019	MANUFACTURED HOUSING PROPERTIES INC.

/s/ Raymond M. Gee
Name: Raymond M. Gee
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Michael Z. Anise
Name: Michael Z. Anise
Title: President and Chief Financial Officer
(Principal Financial and Accounting Officer)