Form 10-Q
period 2019-09-30
MANUFACTURED HOUSING PROPERTIES INC.
filed 2019-11-12
CIK 1277998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

As of November 12, 2019, there were 12,245,680 common shares of the registrant issued and outstanding.

Manufactured Housing Properties Inc.

Quarterly Report on Form 10-Q
 Period Ended September 30, 2019

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS.

MANUFACTURED HOUSING PROPERTIES INC.
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MANUFACTURED HOUSING PROPERTIES INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

	2019	2018
Assets	(unaudited)
Investment Property
Land	$7,933,521	$4,357,950
Site and Land Improvements	12,029,524	6,781,845
Buildings and Improvements	3,000,635	1,441,222
Acquisition Cost	316,488	140,758
Total Investment Property	23,280,168	12,721,775
Accumulated Depreciation and Amortization	(1,172,132)	(699,184)
Net Investment Property	22,108,036	12,022,591

Cash and Cash Equivalents	1,729,091	458,271
Accounts Receivable, net	34,081	12,987
Other Assets	561,004	99,472

Total Assets	$24,432,212	$12,593,321

Liabilities
Accounts Payable	$301,255	$71,091
Loans Payable	19,668,938	9,086,110
Loans Payable - related party	824,273	890,632
Note Payable - related party	3,000,000	-
Convertible Note Payable - related party	-	2,754,550
Accrued Liabilities and Deposits	731,954	612,819
Tenant Security Deposits	224,072	131,149
Total Liabilities	24,750,492	13,546,351

Commitments and contingent liabilities (see note 5)
Redeemable preferred stock Series A – subject to redemption
Preferred Stock, 4,000,000 designated Series A par value $0.01 per share; 586,000 and zero shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively; redemption value $2,137,500	1,512,500	-

Stockholders’ (Deficit)
Preferred Stock, par value $0.01 per share; 10,000,000 shares authorized	-	-
Common Stock, par value $0.01 per share; 200,000,000 shares authorized; 12,799,568 and 10,350,062 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	127,995	103,500
Additional Paid in Capital	1,248,463	451,567
Retained Earnings (accumulated deficit)	(3,207,238)	(1,801,338)
Total Manufactured Housing Properties Inc. Stockholders’ Equity (Deficit)	(1,830,780)	(1,246,271)

Non-controlling interest	-	293,241
Total (Deficit)	(1,830,780)	(953,030)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$24,432,212	$12,593,321

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Rental and Related Income	$794,543	$513,753	$1,963,835	$1,511,834
Management fees, related party	4,164	-	19,448	-
Total Revenues	798,707	513,753	1,983,283	1,511,834

Community Operating Expenses
Repair & Maintenance	65,394	35,772	160,621	112,637
Real estate taxes	42,178	24,436	110,660	62,731
Utilities	50,069	34,965	130,744	109,056
Insurance	21,086	10,284	47,015	41,065
General and Administrative Expense	66,566	92,672	227,188	344,819
Total Community Operating Expenses	245,293	198,129	676,228	670,308

Corporate Payroll and Overhead	125,228	253,260	587,463	528,738
Depreciation & Amortization Expense	204,719	133,563	496,966	399,547
Interest expense	555,786	242,538	1,076,254	738,950
Refinancing costs	-	-	552,272	-

Total Expenses	1,131,027	827,490	3,389,183	2,337,543

Net loss before provision for income taxes	(332,320)	(313,737)	(1,405,900)	(825,709)

Provision for income taxes	-	-	-	-
Net Loss	$(332,320)	$(313,737)	$(1,405,900)	$(825,709)

Net Income attributable to the noncontrolling interest	-	12,276	-	30,034

Net Loss attributable to the Company	$(332,320)	$(326,013)	$(1,405,900)	$(855,743)

Preferred stock dividends
Series A preferred	19,000	-	43,334	-
Series A preferred put option cost	23,750	-	47,500	-
Total preferred stock dividends	42,750	-	90,834	-
Net loss attributable to common stockholders	$(375,070)	$(285,674)	$(1,496,734)	$(529,730)

Weighted Average Shares Basic and Fully Diluted	12,799,568	10,000,000	12,738,962	10,000,000

Weighted Average Basic	$(0.03)	$(0.03)	$(0.12)	$(0.09)
Weighted Average Fully Diluted	$(0.03)	$(0.03)	$(0.12)	$(0.09)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN	NON CONTROLLING	ACCUMULATED	STOCKHOLDERS’ EQUITY
	SHARES	PAR VALUE	SHARES	PAR VALUE	CAPITAL	INTEREST	DEFICIT	(DEFICIT)
Balance at January 1, 2018	-	$-	10,000,062	$100,000	$238,803	$302,580	$(504,945)	$136,438
Stock option expense	-	-	-	-	245	-	-	245
Minority Interest distributions	-	-	-	-	-	(4,498)	-	(4,498)
Net Income (Loss)	-	-	-	-	-	7,572	(244,056)	(236,484)
Balance at March 31, 2018	-	-	10,000,062	100,000	239,048	305,654	(749,001)	(104,299)
Minority Interest distributions	-	-	-	-	-	(19,509)	-	(19,509)
Imputed Interest	-	-	-	-	19,316	-	-	19,316
Net Income (Loss)	-	-	-	-	-	10,186	(285,674)	(275,488)
Balance at June 30, 2018			10,000,062	100,000	258,364	296,331	(1,034,675)	(379,980)
Minority Interest distributions			-	-	-	(6,751)	-	(6,751)
Imputed Interest			-	-	11,970	-	-	11,970
Stock issued for services					24,500			24,500
Net Income (Loss)			-	-	-	12,276	(326,013)	(313,737)
Balance at September 30, 2018	-	$-	10,000,062	$100,000	$294,834	$301,856	$(1,360,688)	$(663,998)

Balance at January 1, 2019	-	$-	10,350,062	$103,500	$451,567	$293,241	$(1,801,338)	$(953,030)
Stock option expense	-	-	-	-	8	-	-	8
Common Stock issuance for acquisition of minority interest	-	-	2,000,000	20,000	517,562	(293,241)	-	244,321
Common Stock issuance for line of credit	-	-	545,000	5,450	299,750	-	-	305,200
Common Stock issuance for service	-	-	-	-	24,500	-	-	24,500
Preferred shares Series A dividends	-	-	-	-	(4,667)	-	-	(4,667)
Imputed interest	-	-	-	-	14,004	-	-	14,004
Net Loss	-	-	-	-	-	-	(719,314)	(719,314)
Balance at March 31, 2019	-	-	12,895,062	128,950	1,302,724	-	(2,520,652)	(1,088,978)
Stock option expense	-	-	-	-	8	-	-	8
Common Stock issuance for cash for line of credit	-	-	254,506	2,545	66,172	-	-	68,717
Purchase treasury common stock	-	-	(350,000)	(3,500	(61,011)	-	-	(64,511)
Imputed interest	-	-	-	-	13,857	-	-	13,857
Preferred shares Series A dividends	-	-	-	-	(19,667)	-	-	(19,667)
Preferred shares Series A put option			-	-	(23,750)	-	-	(23,750)
Net Loss	-	-	-	-	-	-	(354,266)	(354,2660)
Balance at June 30, 2019	-	-	12,799,568	127,995	1,278,333	-	(2,874,918)	(1,468,590)
Stock option expense	-	-	-	-	8	-	-	8
Imputed interest	-	-	-	-	12,872	-	-	12,872
Preferred shares Series A dividends	-	-	-	-	(19,000)	-	-	(19,000)
Preferred shares Series A put option			-	-	(23,750)	-	-	(23,750)
Net Loss	-	-	-	-	-	-	(332,320)	(332,320)
Balance at September 30, 2019	-	$-	12,799,568	$127,995	$1,248,463	$-	$(3,207,238)	$(1,830,780)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)

	2019	2018
Cash Flows From Operating Activities:
Net Loss	$(1,405,900)	$(825,709)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock option expense	24	24,745
Stock compensation expense	329,700	-
Write off of mortgage costs	68,195	-
Imputed interest	40,733	31,286
Provision for bad debts	23,820	58,192
Depreciation & Amortization	504,542	399,547
Changes in operating assets and liabilities:
Accounts receivable	(44,914)	(16,582)
Other assets	(461,532)	14,144
Accounts payable	230,164	51,563
Accrued expenses	119,135	294,199
Other liabilities and deposits	92,923	32,715
Net cash (used in) provided by operating activities	(503,110)	64,100

Cash Flow From Investing Activities:
Proceeds from sale of property	-	21,000
Purchase of property	(10,138,342)	(148,720)
Net cash used in investing activities	(10,138,342)	(127,720)

Cash Flows From Financing Activities:
Proceeds from related party note	7,075	363,332
Repayment of notes payable	(7,898,248)	(181,650)
Proceeds from notes payable	18,481,076	43,574
Non controlling interest distributions	-	(30,758)
Proceeds from issuance of Preferred Stock	1,465,000	-
Preferred Stock Series A dividends	(43,334)	-
Proceeds from issuance of common stock	68,717	-
Purchase of treasury stock	(64,511)	-
Capitalized financing cost	(275,519)	-
Repayment of line of credit	(2,754,550)	-
Repayment of notes payable – related party	(73,434)	-
Proceeds from line of credit	3,000,000	-
Net cash provided by financing activities	11,912,272	194,498

Net change in cash and cash equivalents	1,270,820	130,878
Cash and cash equivalents at beginning of the period	458,271	355,935
Cash and cash equivalents at end of the period	$1,729,091	$486,813

Cash paid for:
Income Taxes	$-	$-
Interest	$577,769	$561,671

Non-Cash Investment and Financing Activities
Purchase of minority interest in Pecan Grove	$537,562	$-
Non-cash Preferred stock accretion	$45,500	$-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

The Company’s subsidiaries are all formed in the state of North Carolina as limited liability companies, except for Butternut MHP Land LLC and Lakeview MHP LLC, which were formed in the States of Delaware and South Carolina, respectively. The acquisition and date of consolidation are as follows:

Date of Consolidation	Subsidiary	Ownership
October 2016*	Pecan Grove MPH LLC	100%
April 2017	Butternut MHP Land LLC	100%
November 2017	Azalea MHP LLC	100%
November 2017	Holly Faye MHP LLC	100%
November 2017	Chatham Pines MHP LLC	100%
November 2017	Lakeview MHP LLC	100%
December 2017	Maple Hills MHP LLC	100%
January 2019	MHP Pursuits LLC	100%
April 2019	Hunt Club MHP, LLC	100%
May 2019	B&D MHP, LLC	100%
July 2019	Crestview MHP, LLC	100%

*The Company originally acquired a 75% interest. In January 2019, the Company acquired the remaining 25% interest from a related party.

All intercompany transactions and balances have been eliminated in consolidation. The Company does not have a majority or minority interest in any other company, either consolidated or unconsolidated.

Revenue Recognition

The Company follows Topic 606 of the Financial Accounting Standards Board Accounting (“FASB”) Accounting Standards Codification (“ASC”) for revenue recognition and Accounting Standards Update (“ASU”) 2014-09. On January 1, 2018, the Company adopted ASU 2014-09, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when (or as) the Company satisfies a performance obligation. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. There was no impact to revenues as a result of applying ASU 2014-09 for the nine months ended September 30, 2019, and there have not been any significant changes to the Company’s business processes, systems, or internal controls as a result of implementing the standard.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Total dilutive securities outstanding as of September 30, 2019 and 2018 totaled 541,334 and 698,000 stock options, respectively, 586,000 and 0 convertible Preferred Series A shares, respectively, and 0 and 786,695 shares under convertible notes payable, respectively. which are not included in dilutive loss per share as the effect would be anti-dilutive.

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
SEPTEMBER 30, 2019

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

The Company maintains cash balances at banks and deposits at times may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially secure and, accordingly, minimal credit risk exists. At September 30, 2019 and December 31, 2018, the Company had approximately $855,600 and $0 above the FDIC-insured limit, respectively.

Stock Based Compensation

All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. The Company recorded stock option expense of $24,524 and $24,724 during the nine months ended September 30, 2019 and 2018, respectively.

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
SEPTEMBER 30, 2019

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

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

The Company’s working capital has been provided by operating activities and a related party note. As of September 30, 2019, the related party entity with a common ownership to the Company’s CEO loaned the Company $824,273 for costs related to reorganization and working capital. The related party note has a five-year term with no annual interest and principal payments are deferred to maturity date for a total credit line of $1.5 million. Except for the line of credit, generally, promissory notes on acquisitions range from 4.5% to 7.0% with 20 to 25 years principal amortization. Two of the promissory notes had an initial 6 months period on interest only payments. The line of credit is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The Company plans to meet its short-term liquidity requirements of approximately $1,477,000 for the next twelve months, generally through available cash as well as net cash provided by operating activities and availability under the existing $1.5 million related party line of credit of which total outstanding note of $824,273. The Company also has availability from lenders under loan agreements for capital expenditure needs on acquisitions. The Company expects these resources to help the Company meet operating working capital requirements. The ability of the Company to continue its operations as a going concern is dependent on management’s plans, which include raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes.

NOTE 3 – FIXED ASSETS

Property and equipment consists of the following as of:

	September 30, 2019	December 31, 2018
Land	$7,933,521	$4,357,950
Site and Land Improvements	12,029,524	6,781,845
Buildings and Improvements	3,000,635	1,441,222
Acquisition Cost	316,488	140,758
	23,280,168	12,721,775
Less: accumulated depreciation and amortization	(1,172,132)	(669,184)
	$22,108,036	$12,022,591

Depreciation and amortization expense totaled $204,719 and $133,563 for the three months ended September 30, 2019, and 2018, respectively, and $496,966 and $399,547 for the nine months ended September 30, 2019, and 2018, respectively.

During the nine months ended September 30, 2019 the Company acquired the 25% minority interest in Pecan Grove MHP LLC resulting in an additional asset write up to land of $244,321. The Company also acquired three manufactured housing communities during the nine months ended September 30, 2019 totaling $4,483,648.

As of September 30, 2019, the Company wrote off mortgage cost of $68,195 and capitalized $275,519 of mortgage cost related to the two acquisition and the refinancing from five of our nine existing communities.

NOTE 4 – PROMISSORY NOTES

During the years ended December 31, 2017 and 2016, the company entered into promissory notes payable to lenders related to the acquisition of seven manufactured housing communities. During the nine months ended September 30, 2019, the Company entered into promissory notes payable to lenders related to the acquisition of three manufactured housing communities.

During the nine months ended September 30, 2019, the Company refinanced a total of $4,940,750 from current loans payable to $8,241,000 of new notes payable from five of the ten existing communities, resulting in an additional loan payable of $3,320,859. The Company used the additional loans payable proceeds from the refinance to retire its convertible note payable of $2,754,550 plus accrued interest. As of September 30, 2019, the Company wrote off mortgage costs of $68,195 and capitalized $275,519 of mortgage costs due to the refinancing.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Except for a line of credit, generally, the promissory notes range from 4.5% to 7.0% with 20 to 25 years principal amortization. Two of the promissory notes had an initial 6 months period on interest only payments. The promissory notes are secured by the Company’s real estate assets. The line of credit is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The line of credit originally awarded the lender, Metrolina Loan Holdings, LLC (“Metrolina”), 455,000 shares of common stock as consideration, which resulted in making Metrolina a related party due to its significant ownership. The line of credit is guaranteed by the owner of the principal stockholder of the Company. During the nine months ended September 30, 2019, the Company paid off the entire balance on the line of credit of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the Company’s common stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. The line of credit gives Metrolina the right and option to purchase it’s pro rata share of debt or equity securities issued to maintain up to 10% equity interest in the Company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019. As of September 30, 2019, the balance on the line of credit was $3,000,000.

The following are terms of the Company’s secured outstanding debt:

	Maturity Date	Interest Rate	Balance 09/30/19	Balance 12/31/18
Butternut MHP Land LLC	03/30/20	6.500%	$1,119,829	$1,134,971
Butternut MHP Land LLC Mezz	04/01/27	7.000%	281,781	287,086
Pecan Grove MHP LLC	11/04/26	4.500%	3,117,922	1,270,577
Azalea MHP LLC	11/10/27	5.000%	834,405	598,571
Holly Faye MHP LLC	10/01/38	4.000%	579,825	462,328
Chatham MHP LLC	12/01/22	5.125%	1,776,993	1,366,753
Lake View MHP LLC	12/01/22	5.125%	1,863,444	1,222,521
B&D MHP LLC	04/25/29	5.500%	1,797,065	2,743,303
Hunt Club MHP LLC	05/01/24	5.750%	1,411,930	-
Crestview MHP LLC	07/31/24	5.750%	4,186,887	-
Maple MHP LLC	01/01/23	5.125%	2,698,858	-
Totals note payables			19,668,938	9,086,110

Convertible notes payable(*)	12/12/21	18.000%	3,000,000	2,754,550
Related Party notes payable	12/31/20	(**)	824,273	890,632
Total convertible note and notes payable including related party			$23,493,211	$12,731,292

(*) This agreement was amended during 2019 to eliminate the conversion option making this a non-convertible note payable starting January 1, 2019.

(**) As of September 30, 2019, a related party entity with a common ownership to the Company’s CEO loaned the Company $824,273 for working capital. The note has a three-year term with no annual interest and principal payments are deferred to maturity date. For the nine month ended September 30, 2019 and 2018, the Company recorded imputed interest related to the note of $40,733 and $31,286, respectively.

Maturities of Long Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable at September 30, 2019 by fiscal year were:

2019	$220,007
2020	1,776,870
2021	307,816
2022	1,522,098
2023 and Thereafter	19,666,420
Total minimum principal payments	$23,493,211

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

The Company issued redeemable preferred Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) totaling $1,465,000 during the nine months ended September 30, 2019. Commencing on the fifth anniversary of the initial issuance of shares of Series A Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series A Preferred Stock at a call price equal to $3.75, or 150% of the original issue price of the Series A Preferred Stock, and correspondingly, each holder of shares of Series A Preferred Stock shall have a right to put the shares of Series A Preferred Stock held by such holder back to us at a put price equal to $3.75, or 150% of the original issue purchase price of such shares. During the nine months ended September 30, 2019, the Company paid $43,334 of Series A Preferred dividends distribution and recorded a put option cost of $47,500.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value. The Company designated 4,000,000 shares as Series A preferred stock.

Series A Preferred Stock

On May 8, 2019, the Company filed a certificate of designation with the Nevada Secretary of State pursuant to which the Company designated 4,000,000 shares of its preferred stock as Series A Preferred Stock. The Series A Preferred Stock has the following voting powers, designations, preferences and relative rights, qualifications, limitations or restrictions:

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
SEPTEMBER 30, 2019

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

The Company issued redeemable preferred Series A Preferred Stock totaling $1,465,000 during the nine months ended September 30, 2019. Commencing on the fifth anniversary of the initial issuance of shares of Series A Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series A Preferred Stock at a call price equal to $3.75, or 150% of the original issue price of the Series A Preferred Stock, and correspondingly, each holder of shares of Series A Preferred Stock shall have a right to put the shares of Series A Preferred Stock held by such holder back to us at a put price equal to $3.75, or 150% of the original issue purchase price of such shares. During the nine months ended September 30, 2019, the Company paid $43,334 of Series A Preferred dividends distribution and recorded a put option cost of $47,500.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.01 per share. As of September 30, 2019, there were 12,799,568 shares of common stock issued and outstanding.

Stock Issued for Service

In November 2018, the Company issued 350,000 shares of common stock for services to an investment bank for advisory services with a fair value of $171,500, of which $24,500 was expensed during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company purchased back into treasury the 350,000 shares for a total of $64,511 due to the termination of the advisory service agreement with the investment bank.

In February 2019, the Company issued an additional 545,000 shares of common stock for services to Metrolina under an amendment to the line of credit facility agreement with a fair value of $305,200.

Stock Issued for Cash

In June 2019, the Company issued an additional 254,506 shares of common stock for cash of $68,717 to Metrolina upon its exercise of its option to purchase additional stock to maintain up to 10% ownership of the Company’s common stock outstanding.

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

The Company recorded stock option expense of $24 and $245 during the nine months ended September 30, 2019 and 2018, respectively.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

The following table summarizes the stock options outstanding as of September 30, 2019:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2018	541,334	$0.01	9.0
Granted	-	-	-
Exercised	-	-	-
Forfeited / cancelled / expired	-	-	-
Outstanding at September 30, 2019	541,334	$0.01	8.25

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options holders exercised their options on September 30, 2019. As of September 30, 2019, there were 477,000 “in-the-money” options with an aggregate intrinsic value of $477,230.

The following table summarizes information concerning options outstanding as of September 30, 2019.

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price
$0.01	541,334	8.25	$0.01	477,000	$0.01

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

Stock option assumptions	September 30, 2019	December 31, 2018
Risk-free interest rate	-	1.95%
Expected dividend yield	-	0.00%
Expected volatility	-	16.71%
Expected life of options (in years)	-	9.0

Non-Controlling Interest

Prior to January 1, 2019, the Company owned 75% of membership interest in Pecan Grove MHP LLC. The remaining 25% was owned by unaffiliated non-controlling investors.

In January 2019, the Company issued 2,000,000 shares of common stock to Gvest Real Estate to acquire the 25% minority interest in Pecan Grove, which were valued at the historical cost value of $537,562.

NOTE 7  RELATED PARTY TRANSACTIONS

As of September 30, 2019, an entity with a common ownership to the Company’s founder loaned the Company $824,273 for reorganization costs and working capital. The note has a five-year term with no annual interest and principal payments are deferred to maturity date. The Company recorded an In-kind contribution of interest in the amount of $40,733 and $31,286 for the nine months ended September 30, 2019 and 2018, respectively.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

During the year ended December 31, 2017, the Company entered into a debt agreement for a revolving line of credit with Metrolina. The line of credit is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The line of credit originally awarded Metrolina 455,000 shares of common stock as consideration, which resulted in making Metrolina a related party due to its significant ownership. The line of credit is guaranteed by the owner of the principal stockholder of the Company. During the nine months ended September 30, 2019, the Company paid off the entire balance on the line of credit of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the Company’s common stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. The line of credit gives Metrolina the right and option to purchase it’s pro rata share of debt or equity securities issued to maintain up to 10% equity interest in the Company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019. In June 2019, Metrolina exercised this option and the Company issued an additional 254,506 shares of common stock for cash of $68,717.

In January 2019, the Company issued 2,000,000 shares of common stock to Gvest Real Estate to acquire the 25% minority interest in Pecan Grove, which were valued at the historical cost value of $537,562.

During the nine months ended September 30, 2019, the Company recorded $19,448 in revenues related to property management consulting services provided to an entity with common ownership as the CEO of the Company.

During the nine months ended September 30, 2019, the Company’s founder received a $50,000 fee for his personal guarantee on a promissory note related to one of the Company’s acquisitions.

NOTE 8 – ACQUISITIONS

The Company had three acquisitions during the nine months ended September 30, 2019 totaling 289 sites. These were asset acquisitions from third parties and have been accounted for as asset acquisitions. The acquisition date estimated fair value was determined by third party appraisals.

Acquisition Date	Name	Land	Improvements	Building	Acquisition Cost	Total Purchase Price
April, 2019	Hunt Club MHP	$589,500	$1,375,500	$-	$140,296	$2,105,296
May, 2019	B&D MHP	750,000	1,750,063	-	91,461	2,591,461
July, 2019	Crestview MHP	991,750	2,975,250	1,533,000	53,057	5,553,057
	Total	$2,331,250	$6,100,813	$1,533,000	$284,814	$10,249,877

Pro-forma Financial Information

The following unaudited pro-forma information presents the combined results of operations for the periods as if the above acquisitions of manufactured housing communities had been completed on January 1, 2019.

	9/30/2019 Consolidated I/S	Hunt Club 1/1/2019 – 4/1/2019	B&D 1/1/2019 – 5/2/2019	Crestview 1/1/2019 – 7/31/2019	Totals
Total Revenue	$1,983,283	$96,143	$128,254	$439,802	$2,647,482
Total Expenses	3,389,183	76,123	35,676	160,921	3,661,903
Preferred stock dividends	90,834				90,834
Net Income (Loss)	$(1,496,734)	$20,020	$92,578	$278,881	$(1,110,255)
Net loss per share					$(0.09)

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

NOTE 9 – SUBSEQUENT EVENTS

On August 5, 2019, MHP Pursuits LLC entered into a purchase agreement with CSC Warner Robins, a Georgia limited liability company, for the purchase of a manufactured housing community known as Spring Lake Mobile Home Park, which is located in Georgia and totals 225 sites, for a total purchase price of $5.3 million.

On October 3, 2019, the Company repurchased 553,888 shares of common stock for a total of $57,500 due to a settlement from an advisory service agreement.

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

As of September 30, 2019, we own and operate ten manufactured housing communities containing approximately 726 developed sites, and a total of 261 company-owned manufactured homes, including:

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

●
Crestview – a 113 lot all-age community situated on 17.1 acres and located in the Ashville, NC MSA, North Carolina, Metropolitan Statistical Area.

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

Recent Developments

On August 5, 2019, our wholly-owned subsidiary MHP Pursuits LLC entered into a purchase agreement with CSC Warner Robins, a Georgia limited liability company, for the purchase of a manufactured housing community known as Spring Lake Mobile Home Park, which is located in Georgia and totals 225 sites, for a total purchase price of $5.3 million.

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

The following table sets forth key components of our results of operations during the three months ended September 30, 2019 and 2018, both in dollars and as a percentage of our revenues.

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$794,543	99.48%	$513,753	100.00%
Management fees, related party	4,164	0.52%	-	-
Total revenues	798,707	100.00%	513,753	100.00%
Community operating expenses
Repair and maintenance	65,394	8.19%	35,772	6.96%
Real estate taxes	42,178	5.28%	24,436	4.76%
Utilities	50,069	6.27%	34,965	6.81%
Insurance	21,086	2.64%	10,284	2.00%
General and administrative expense	66,566	8.33%	92,672	18.04%
Total community operating expenses	245,293	30.71%	198,129	38.57%
Corporate payroll and overhead	125,228	15.68%	253,260	49.30%
Depreciation and amortization expense	204,719	25.63%	133,563	26.00%
Interest expense	555,786	69.59%	242,538	47.21%
Total expenses	1,131,028	141.61%	827,490	161.07%
Net loss	$(332,320)	(41.61%)	$(313,737)	(61.07%)
Net income attributable to the noncontrolling interest	-	-	12,276	2.39%
Net loss attributable to common stockholders	$(332,320)	(41.61%)	$(326,013)	(63.46%)

Revenues. For the three months ended September 30, 2019, we had total revenues of $798,707, as compared to $513,753 for the three months ended September 30, 2018, an increase of $284,954, or 55.47%. The increase in revenues between the periods was primarily due to $290,077 of rental income from the acquisition of three manufactured housing communities during the second and third quarters of 2019.

Community Operating Expenses. For the three months ended September 30, 2019, we had total community operating expenses of $245,293, as compared to $198,129 for the three months ended September 30, 2018, an increase of $47,164, or 23.80%. The increase in community operating expenses was primarily due to expenses related to the acquisition of three manufactured housing communities during the second and third quarters of 2019 totaling $123,244. Excluding the three acquisitions, our community operating expenses decreased resulting from a decrease in bad debt and the ramp up of operational efficiencies.

Corporate Payroll and Overhead Expenses. For the three months ended September 30, 2019, we had corporate payroll and overhead expenses of $125,228, as compared to $253,260 for the three months ended September 30, 2018, a decrease of $128,032. Such decrease was primarily due to additional costs of $62,512 related to expenses incurred for potential acquisitions that were not completed during the three months ended September 30, 2018.

Depreciation and Amortization Expense. For the three months ended September 30, 2019, we had depreciation and amortization expense of $204,719, as compared to $133,563 for the three months ended September 30, 2018, an increase of $71,156, or 53.27%. The increase was primarily due to the acquisition of three manufactured housing communities during the second and third quarters of 2019.

Interest Expense. For the three months ended September 30, 2019, we had interest expense of $555,786, as compared to $242,538 for the three months ended September 30, 2018, an increase of $313,248. The increase was primarily comprised of $134,166 related to the acquisition of three manufactured housing communities during the second and third quarters of 2019, and the remaining increase was due to the refinancing of five of our manufactured housing communities during the first quarter of 2019.

Net Loss. The factors described above resulted in a net loss of $332,320 for the three months ended September 30, 2019, as compared to $313,737 for the three months ended September 30, 2018, an increase of $18,583, or 5.92%.

Comparison of Nine months ended September 30, 2019 and 2018

The following table sets forth key components of our results of operations during the nine months ended September 30, 2019 and 2018, both in dollars and as a percentage of our revenues.

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$1,963,835	99.02%	$1,511,834	100.00%
Management fees, related party	19,448	0.98%	-
Total revenues	1,983,283	100.00%	1,511,834	100.00%
Community operating expenses
Repair and maintenance	160,621	8.10%	112,637	7.45%
Real estate taxes	110,660	5.58%	63,731	7.32%
Utilities	130,744	6.59%	109,056	7.21%
Insurance	47,015	2.37%	41,065	2.72%
General and administrative expense	227,188	11.46%	344,819	22.81%
Total community operating expenses	676,228	34.10%	670,308	44.34%
Corporate payroll and overhead	587,463	29.62%	528,738	34.97%
Depreciation and amortization expense	496,966	25.06%	399,547	26.43%
Interest expense	1,076,254	54.27%	738,950	48.88%
Refinancing costs	552,272	27.85%	-	-
Total expenses	3,389,183	170.89%	2,337,543	154.62%
Net loss	$(1,405,900)	(70.89%)	$(825,709)	(54.62%)
Net income attributable to the noncontrolling interest	-		30,034	1.99%
Net loss attributable to common stockholders	$(1,405,900)	(70.89%)	$(855,743)	(56.60%)

Revenues. For the nine months ended September 30, 2019, we had total revenues of $1,983,283, as compared to $1,511,834 for the nine months ended September 30, 2018, an increase of $471,449, or 31.18%. The increase in revenues between the periods was primarily due to $422,147 of rental income from the acquisition of three manufactured housing communities during the second and third quarters of 2019. The remaining increase was due to an average 10% increase in occupancy and rental rates and we also recorded $19,448 of property management revenues from a related party in 2019.

Community Operating Expenses. For the nine months ended September 30, 2019, we had total community operating expenses of $676,228, as compared to $670,308 for the nine months ended September 30, 2018, a nominal increase of $5,920. The increase in community operating expenses was primarily due $131,620 of expenses from the acquisition of three manufactured housing communities during the second and third quarters of 2019. Excluding the three acquisitions, our community operating expenses decreased resulting from a decrease in bad debt and the ramp up of operational efficiencies.

Corporate Payroll and Overhead Expenses. For the nine months ended September 30, 2019, we had corporate payroll and overhead expenses of $587,463, as compared to $528,738 for the nine months ended September 30, 2018, an increase of $58,725. Such increase was primarily due to additional payroll to support our growth and acquisitions.

Depreciation and Amortization Expense. For the nine months ended September 30, 2019, we had depreciation and amortization expense of $496,966, as compared to $399,547 for the nine months ended September 30, 2018, an increase of $97,419, or 24.38%. The increase was primarily due to the acquisition of three manufactured housing communities during the second and third quarters of 2019.

Interest Expense. For the nine months ended September 30, 2019, we had interest expense of $1,076,254, as compared to $738,950 for the nine months ended September 30, 2018, an increase of $337,304, or 45.64%. The increase was primarily related to the three additional loans related to the three acquisitions of manufactured housing communities during the second and third quarters of 2019.

Refinancing costs. During the nine months ended September 30, 2019, we refinanced a total of $4,920,750 from our current loans payable to $8,241,000 of new notes payable from five of our ten existing communities, resulting in an additional loan payable of $3,320,859. We used the additional loans payable proceeds from the refinance to retire our convertible note payable of $2,754,550 plus accrued interest. As of September 30, 2019, we wrote off refinancing cost totaling $552,272.

Net Loss. The factors described above resulted in a net loss of $1,405,900 for the nine months ended September 30, 2019, as compared to $855,743 for the nine months ended September 30, 2018, an increase of $550,157, or 64.28%.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $1,729,091. In addition to cash generated through operations, we use a variety of sources to fund our cash needs, including acquisitions. We intend to continue to increase our real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. Our ability to continue acquiring communities are dependent on our ability to raise capital. There is no guarantee that any of these additional opportunities will materialize or that we will be able to take advantage of such opportunities. The growth of our real estate portfolio depends on the availability of suitable properties which meet our investment criteria and appropriate financing.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$(503,110)	$64,100
Net cash used in investing activities	(10,138,342)	(127,720)
Net cash provided by financing activities	11,912,272	194,498
Net increase in cash and cash equivalents	1,270,820	130,878
Cash and cash equivalents at beginning of period	458,271	355,935
Cash and cash equivalent at end of period	$1,729,091	$486,813

Net cash used in operating activities was $503,110 for the nine months ended September 30, 2019, as compared to $64,100 net cash provided by operating activities for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the net loss of $1,405,900, a decrease in other assets in the amount of $461,532 due to lender’s escrowed funds held by lender at closing to be released back to us upon the completion of certain capital improvement projects, offset by depreciation and amortization in the amount of $504,542, stock compensation expense in the amount of $329,724, an increase in accounts payable of $230,164, and accrued expenses in the amount of $119,135, were the primary drivers of the net cash used in operating activities. For the nine months ended September 30, 2018, the net loss of $825,709, offset by depreciation and amortization in the amount of $399,547 and an increase in accrued expenses in the amount of $294,199, were the primary drivers of the net cash provided by operating activities.

Net cash used in investing activities was $10,138,342 for the nine months ended September 30, 2019, as compared to $127,720 for the nine months ended September 30, 2018. Net cash used in investing activities for the nine months ended September 30, 2019 consisted entirely of the purchase of property, while net cash used in investing activities for the nine months ended September 30, 2018 consisted of the purchase of property in the amount of $148,720, offset by proceeds of sale of property in the amount of $21,000.

Net cash provided by financing activities was $11,912,272 for the nine months ended September 30, 2019, as compared to $194,498 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, net cash used in financing activities consisted of proceeds from notes payable in the amount of $18,481,076, proceeds from the issuance of preferred stock in the amount of $1,465,000, proceeds from line of credit in the amount of $3,000,000, proceeds from issuance of common stock in the amount of $68,717 and proceeds from related party note in the amount of $7,075, offset by repayment of notes payable in the amount of $7,898,248, repayment of line of credit in the amount of $2,754,550, capitalized financing costs of $275,519, purchase of treasury stock in the amount of $64,511 and preferred stock dividends in the amount of $43,334.

Promissory Notes

During the years ended December 31, 2017, we entered into promissory notes payable to lenders related to the acquisition of seven manufactured housing communities. Generally, the interest rates on the promissory notes range from 4.5% to 7.0% and have maturity dates ranging from March 2020 to October 2038. As of September 30, 2019, the outstanding balance on these notes was $16,442,601. The promissory notes are secured by the real estate assets. See Note 4 to our unaudited condensed consolidated financial statements for more details regarding these notes.

On May 8, 2017, we issued a convertible promissory note to Metrolina Loan Holdings, LLC, or Metrolina, in the principal amount of $3,000,000. The convertible note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The convertible note originally awarded Metrolina 455,000 shares of common stock as compensation, which resulted in making Metrolina a related party due to its significant ownership. During the nine months ended September 30, 2019, we paid off the entire balance on the convertible note of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of our common stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. As of September 30, 2019, the balance on the convertible note was $3,000,000. The line of credit gives Metrolina the right and option to purchase it’s pro rata share of debt or equity securities issued to maintain up to 10% equity interest in the Company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements.

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

Revenue Recognition. The Company follows Topic 606 of the Financial Accounting Standards Board Accounting, or FASB, Accounting Standards Codification, or ASC, for revenue recognition and Accounting Standards Update, or ASU, 2014-09. On January 1, 2018, the Company adopted ASU 2014-09, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when (or as) the Company satisfies a performance obligation. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. There was no impact to revenues as a result of applying ASU 2014-09 for the nine months ended September 30, 2019, and there have not been any significant changes to the Company’s business processes, systems, or internal controls as a result of implementing the standard. The Company recognizes rental income revenues on a monthly basis based on the terms of the lease agreement which are for either the land or a combination of both, the mobile home and land. Home sales revenues are recognized upon the sale of a home with an executed sales agreement. The Company has deferred revenues from home lease purchase options and records those option fees as deferred revenues and then records them as revenues when (1) the lease purchase option term is completed and title has been transferred, or (2) the leaseholder defaults on the lease terms resulting in a termination of the agreement which allows us to keep any payments as liquidated damages.

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

Stock-Based Compensation. All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. The Company recorded stock option expense of $24 and $245 during the nine months ended September 30, 2019 and 2018, respectively.

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

ITEM 4.
CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2019. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and further referenced below, which we are still in the process of remediating as of September 30, 2019, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019, our management identified the following material weaknesses:

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

Our management has identified the steps necessary to address the material weaknesses, and in the third quarter of fiscal 2019, we continued to implement the following remedial procedures:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the third quarter of fiscal year 2019 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three month period ended September 30, 2019, we did not repurchase any shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of fiscal year 2019 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed on April 19, 2018)
3.2	Certificate of Designation of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 2.2 to the Offering Statement on Form 1-A filed on May 9, 2019)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on April 19, 2018)
10.1	Purchase and Sale Agreement, dated August 5, 2019, between MHP Pursuits LLC and CSC Warner Robins (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 6, 2019)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
______________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2019	MANUFACTURED HOUSING PROPERTIES INC.

/s/ Raymond M. Gee
Name: Raymond M. Gee
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Michael Z. Anise
Name: Michael Z. Anise
Title: President and Chief Financial Officer
(Principal Financial and Accounting Officer)