Form 10-K
period 2019-12-31
MANUFACTURED HOUSING PROPERTIES INC.
filed 2020-04-14
CIK 1277998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-51229

MANUFACTURED HOUSING PROPERTIES INC.
(Exact name of registrant as specified in its charter)

Nevada	51-0482104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

136 Main Street, Pineville, North Carolina	28134
(Address of principal executive offices)	(Zip Code)

(980) 273-1702
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on OTC Pink Market) was approximately $2,154,568.  Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 10, 2020, there were a total of 12,341,980 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Manufacturing Housing Properties Inc.

Annual Report on Form 10-K

Year Ended December 31, 2019

TABLE OF CONTENTS

PART I

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “our” and “our company” refer to Manufactured Housing Properties Inc., a Nevada corporation, and its consolidated subsidiaries.

Special Note Regarding Forward Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation: statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; statements regarding our financing plans or growth strategies; statements concerning litigation or other matters; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith beliefs as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

●	changes in the real estate market and general economic conditions;
●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations affecting manufactured housing communities and illiquidity of real estate investments;
●	increased competition in the geographic areas in which we own and operate manufactured housing communities;
●	our ability to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to us;
●	our ability to maintain rental rates and occupancy levels;
●	changes in market rates of interest;
●	our ability to repay debt financing obligations;
●	our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;
●	our ability to comply with certain debt covenants;
●	our ability to integrate acquired properties and operations into existing operations;
●	the availability of other debt and equity financing alternatives;
●	continued ability to access the debt or equity markets;
●	the loss of any member of our management team;
●	our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;
●	the ability of manufactured home buyers to obtain financing;
●	the level of repossessions by manufactured home lenders;
●	market conditions affecting our investment securities;
●	changes in federal or state tax rules or regulations that could have adverse tax consequences; and
●	those risks and uncertainties referenced under Item 1A. “Risk Factors” included in this annual report.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Potential investors should not make an investment decision based solely on our company’s projections, estimates or expectations.

The specific discussions herein about our company include financial projections and future estimates and expectations about our company’s business. The projections, estimates and expectations are presented in this report only as a guide about future possibilities and do not represent actual amounts or assured events. All the projections and estimates are based exclusively on our management’s own assessment of our business, the industry in which we operate and the economy at large and other operational factors, including capital resources and liquidity, financial condition, fulfillment of contracts and opportunities. The actual results may differ significantly from the projections.

PART I

ITEM 1.	BUSINESS.

Overview

We are a self-administered, self-managed, vertically integrated owner and operator of manufactured housing communities. We earn income from leasing manufactured home sites to tenants who own their own manufactured home and the rental of company-owned manufactured homes to residents of the communities.

We own and operate 20 manufactured housing communities containing approximately 1,308 developed sites and a total of 417 company-owned manufactured homes. The communities are located in Georgia, North Carolina, South Carolina and Tennessee. See Item 2. “Properties” for s description of these manufactured housing communities.

Our Corporate History and Structure

We originally incorporated in the State of Nevada as Frontier Staffing, Inc. on September 3, 2003. Since our incorporation, we have experienced several name changes and have engaged in several different business endeavors. On October 12, 2017, Mobile Home Rental Holdings LLC, a North Carolina limited liability company, which engaged in acquiring and operating manufactured housing properties, merged with and into our company. In connection with the merger, the name of our company was changed to Manufactured Housing Properties Inc., the former business and management of Mobile Home Rental Holdings became the business and management, respectively, of our company at that time.

In connection with our acquisitions of manufactured housing communities, we have established various limited liability companies to hold the acquired properties. Following is a summary of our subsidiaries, each of which is owned directly by our company.

Name of Subsidiary	State of Formation	Date of Formation	Ownership
Pecan Grove MHP LLC	North Carolina	October 12, 2016	100%*
Butternut MHP Land LLC	Delaware	March 1, 2017	100%
Azalea MHP LLC	North Carolina	October 25, 2017	100%
Holly Faye MHP LLC	North Carolina	October 25, 2017	100%
Chatham Pines MHP LLC	North Carolina	October 31, 2017	100%
Maple Hills MHP LLC	North Carolina	October 31, 2017	100%
Lakeview MHP LLC	South Carolina	November 1, 2017	100%
MHP Pursuits LLC	North Carolina	January 31, 2019	100%
Mobile Home Rentals LLC	North Carolina	September 30, 2016	100%
Hunt Club MHP LLC	South Carolina	March 8, 2019	100%
B&D MHP LLC	South Carolina	April 4, 2019	100%
Crestview MHP LLC	North Carolina	June 28, 2019	100%
Springlake MHP LLC	Georgia	October 10, 2019	100%
ARC MHP LLC	South Carolina	November 13, 2019	100%
Countryside MHP LLC	South Carolina	March 12, 2020	100%
Evergreen MHP LLC	Tennessee	March 17, 2020	100%

*	We originally established Pecan Grove MHP LLC as a 75% owned subsidiary. In January 2019, we acquired the remaining 25% interest.

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

Competition

There are numerous private companies, but only three publicly-traded real estate investment trusts, or REITs, that compete in the manufactured housing industry.  Many of the private companies and one of the REITs, UMH Properties, Inc., may compete with us for acquisitions of manufactured housing communities. Many of these companies have larger operations and greater financial resources than we do. The number of competitors, however, is increasing as new entrants discover the benefits of the manufactured housing asset class. We believe that due to the fragmented nature of ownership within the manufactured housing sector, the level of competition is less than that in other commercial real estate sectors.

Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively:

●	Deal Sourcing. Our deal sourcing consists of marketed deals, pocket listings, and off market deals. Marketed deals are properties that are listed with a broker who exposes the property to the largest pool of buyers possible. Pocket listings are properties that are presented by brokers to a limited pool of buyers. Off market deals are ones that are not actively marketed. As a result of our network of relationships in our industry, only two properties in our portfolio were marketed deals, the rest were off-market or pocket listings.

●	Centralized Operations. We have centralized many operational tasks, including accounting, marketing, lease administration, and accounts payable. The use of professional staff and technology allows us to scale efficiently and operate properties profitably by reducing tasks otherwise completed at the property level.

●	Deal Size. We believe that our small capitalization size with non-institutional deals of less than 150 sites are accretive to our balance sheet. These sized properties typically have less bidders at lower prices than larger properties. We can profitably operate these smaller properties through our centralized operations.

●	Creating Value. Our underwriting expertise enables us to identify acquisition prospects to provide attractive risk adjusted returns. Our operational team has the experience, skill and resources to create this value through physical and/or operational property improvements.

Our Growth Strategy

Our growth strategy is to acquire both stable and undervalued and underperforming manufactured housing properties that have current income. We believe that we can enhance value through our professional asset and property management. Our property management services are mainly comprised of tenant contracts and leasing, marketing vacancies, community maintenance, enforcement of community policies, establishment and collection rent, and payment of vendors. Our lot and manufactured home leases are generally for one month and auto renew monthly for an additional month.

Our investment mission on behalf of our stockholders is to deliver an attractive risk-adjusted return with a focus on value creation, capital preservation, and growth. In our ongoing search for acquisition opportunities we target and evaluate manufactured housing communities nationwide.

We may invest in improved and unimproved real property and may develop unimproved real property. These property investments may be located throughout the United States, but to date we have concentrated in the Southeast portion of the United States. We are focused on acquiring communities with significant upside potential and leveraging our expertise to build long-term capital appreciation.

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

Regulation

Federal, State and/or Local Regulatory Compliance

We are subject to a variety of federal, state, and/or local statutes, ordinances, rules, and regulations covering the purchase, development and operation of real estate assets. These regulatory requirements include zoning and land use, worksite safety, traffic, and other matters, such as local rules that may impose restrictive zoning and developmental requirements. We are subject to various licensing, registration, and filing requirements in connection with the development and operation of certain real estate assets. Additionally, state and/or local governments retain certain rights with respect to eminent domain which could enable them to restrict or alter the use of our property. These requirements may lead to increases in our overall costs. The need to comply with these requirements may significantly delay development with regard to properties, or lead us to alter our plans regarding certain real estate assets. Some requirements, on a property by property evaluation, may lead to a determination that development of a particular property would not be economically feasible, even if any or all necessary governmental approvals were obtained.

We believe that each community has all material operating permits and approvals.

Environmental Regulatory Compliance

Under various federal, state and/or local laws, ordinances and regulations, a current or previous owner or operator of a property may be required to investigate and/or clean-up hazardous or toxic substances released at that property. That owner or operator also may be held liable to third parties for bodily injury or property damage (investigation and/or clean-up costs) incurred by those parties in connection with the contamination at that site. These laws often impose liability without regard to whether the owner or operator knew of or otherwise caused the release of the hazardous or toxic substances. In addition, persons who arrange for the disposal or treatment of hazardous substances or other regulated materials also may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such persons.

The costs of remediation or removal of hazardous or toxic substances can be substantial, and the presence of contamination, or the failure to remediate contamination discovered, at a property we own or operate may adversely affect our ability to develop, sell, lease, or borrow upon that property. Current and former tenants at a property we own may have, or may have involved, the use of hazardous materials or generated hazardous wastes, and those situations could result in our incurring liabilities to remediate any resulting contamination if the responsible party is unable or unwilling to do so.

In addition, our properties may be exposed to a risk of contamination originating from other sources. While a property owner generally is not responsible for remediating contamination that has migrated on-site from an off-site source, the contaminant’s presence could have adverse effects on our ability to develop, construct on, operate, sell, lease, or borrow upon that property. Certain environmental laws may create a lien on a contaminated site in favor of the government for damages and costs the government may incur to remediate that contamination. Moreover, if contamination is discovered on a property, environmental laws may impose restrictions on the manner in which that property may be used, or how businesses may be operated on that property, thus reducing our ability to maximize our investment in that property. Our properties have been subjected to varying degrees of environmental assessment at various times; however, the identification of new areas of contamination, a change in the extent or known scope of contamination, or changes in environmental regulatory standards and/or cleanup requirements could result in significant costs to us.

Insurance and Property Maintenance and Improvement Policies

Our properties are insured against risks that may cause property damage and business interruption including events such as fire, business interruption, general liability and if applicable, flood. Our insurance policies contain deductible requirements, coverage limits and particular exclusions. It is our policy to maintain adequate insurance coverage on all of our properties; and, in the opinion of our management, all of our properties are adequately insured. We also obtain title insurance insuring fee title to the properties in an aggregate amount which we believe to be adequate.

It is also our policy to properly maintain, modernize, expand and make improvements to its properties when required.

Employees

As of December 31, 2019, we had 17 employees, including officers, all of whom are full-time employees.

ITEM 1A.	RISK FACTORS.

An investment in our Common Stock involves a high degree of risk. You should carefully read and consider all of the risks described below, together with all of the other information contained or referred to in this report, before making an investment decision with respect to our Common Stock or our company. If any of the following events occur, our financial condition, business and results of operations (including cash flows) may be materially adversely affected. In that event, the market price of our Common Stock could decline, and you could lose all or part of your investment.

Risks Related to our Business and Industry

The outbreak of the novel coronavirus (COVID-19) is growing and its impacts may cause a material adverse effect on our business.

In December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 100 countries, including the United States. COVID-19 has also spread to every state in the United States, including where we own and operate our properties and have our executive offices and principal operations. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The potential impact and duration of COVID-19 could have repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets. The continued spread of COVID-19 has had, and could have a significantly greater, material adverse effect on the U.S. economy as a whole, as well as the states and cities where we own properties in particular.

Many states and cities, including where we own properties, have reacted by instituting quarantines, restrictions on travel, “stay at home” rules, and restrictions on the types of business that may continue to operate. Many non-essential businesses in the states and cities where our properties are located have been forced to close, including where our principal office is located.

These restrictions have had a negative impact on the economy and business activity and may adversely impact the ability of our tenants, many of whom may be restricted in their ability to work, to pay their rent as and when due.  In addition, our property managers may be limited in their ability to properly maintain our properties.  Enforcing our rights as landlord against tenants who fail to pay rent or otherwise do not comply with the terms of their leases may not be possible as many jurisdictions, include those where are properties are located, have established rules and/or regulations preventing us from evicting tenants for certain periods in response to COVID-19. If we are unable to enforce our rights as landlords, our business would be materially affected.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

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

The market and economic conditions in our current markets may significantly affect manufactured housing occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, current cash flow and ability to pay or refinance our debt obligations could be adversely affected. As a result of the current geographic concentration of our properties in Georgia, North Carolina, South Carolina and Tennessee, we are exposed to the risks of downturns in the local economy or other local real estate market conditions that could adversely affect occupancy rates, rental rates, and property values in these markets.

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

We finance a portion of our investments in properties through debt. As of December 31, 2019, our total indebtedness for borrowed money was $31,520,782. We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. In addition, debt creates other risks, including:

●	failure to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms;

●	refinancing terms less favorable than the terms of existing debt; and

●	failure to meet required payments of principal and/or interest.

We face risks related to “balloon payments” and re-financings.

Certain of our mortgages will have significant outstanding principal balances on their maturity dates, commonly known as “balloon payments.” As of December 31, 2019, our total future minimum principal payments were $28,992,853. There can be no assurance that we will be able to refinance the debt on favorable terms or at all. To the extent we cannot refinance debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to service debt and make distributions.

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

New acquisitions may fail to perform as expected and the intended benefits may not be realized, which could have a negative impact on our operations.

We intend to continue to acquire manufactured housing communities. However, newly acquired properties may fail to perform as expected and could pose risks for our ongoing operations including the following:

●	integration may prove costly or time-consuming and may divert management’s attention from the management of daily operations;

●	difficulties or an inability to access capital or increases in financing costs;

●	we may incur costs and expenses associated with any undisclosed or potential liabilities;

●	unforeseen difficulties may arise in integrating an acquisition into our portfolio;

●	expected synergies may not materialize; and

●	we may acquire properties in new markets where we face risks associated with lack of market knowledge such as understanding of the local economy, the local governmental and/or local permit procedures.

As a result of the foregoing, we may not accurately estimate or identify all costs necessary to bring an acquired manufactured housing communities up to standards established for our intended market position. As such, we cannot provide assurance that any acquisition that we make will be accretive to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of an acquisition, it may have a negative impact on our operations.

Development and expansion properties may fail to perform as expected and the intended benefits may not be realized, which could have a negative impact on our operations.

We may periodically consider development and expansion activities, which are subject to risks such as construction costs exceeding original estimates and construction and lease-up delays resulting in increased construction costs and lower than expected revenues. Additionally, there can be no assurance that these properties will operate better as a result of development or expansion activities due to various factors, including lower than anticipated occupancy and rental rates causing a property to be unprofitable or less profitable than originally estimated.

We regularly expend capital to maintain, repair and renovate our properties, which could negatively impact our financial condition and results of operations.

We may, or we may be required to, from time to time make significant capital expenditures to maintain or enhance the competitiveness of our manufactured housing communities. There can be no assurances that any such expenditures would result in higher occupancy or higher rental rates.

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

The real estate business is highly competitive. We compete for manufactured housing community investments with numerous other real estate entities, such as individuals, corporations, REITs, and other enterprises engaged in real estate activities. In many cases, the competing concerns may be larger and better financed than we are, making it difficult for us to secure new manufactured housing community investments. Competition among private and institutional purchasers of manufactured housing community investments has led to increases in the purchase prices paid for manufactured housing communities and consequent higher fixed costs. To the extent we are unable to effectively compete in the marketplace, our business may be adversely affected.

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

Of the twenty one manufactured housing communities we currently operate, five are on well and septic systems. At these locations, we are subject to compliance with monthly, quarterly and yearly testing for contaminants as outlined by each state’s Department of Environmental Protection Agencies. Currently, we are not subject to radon or asbestos monitoring requirements.

Additionally, in connection with the management of the properties or upon acquisition or financing of a property, we authorize the preparation of Phase I or similar environmental reports (which involves general inspections without soil sampling or ground water analysis) completed by independent environmental consultants. Based on such environmental reports and our ongoing review of its properties, as of the date of this offering circular, we are not aware of any environmental condition with respect to any of our properties that we believe would be reasonably likely to have a material adverse effect on our financial condition or results of operations. These reports, however, cannot reflect conditions arising after the studies were completed, and no assurances can be given that existing environmental studies reveal all environmental liabilities, that any prior owner or operator of a property or neighboring owner or operator did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist with respect to any one property or more than one property.

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

With the exception of Michael Z. Anise, our president, chief financial officer and a director, our management does not have prior experience with the operation and management of a public entity. As a result, they will be learning as they proceed and may be forced to rely more heavily on the expertise of outside professionals than they might otherwise, which in turn could lead to higher legal and accounting costs and possible securities law compliance issues.

We have one stockholder that can single-handedly control our company.

Our largest stockholder is Gvest Real Estate Capital LLC, an entity whose sole owner is Raymond M. Gee, our chairman and chief executive officer. At present, Gvest Real Estate Capital LLC owns 70% of our total issued and outstanding Common Stock. Under Nevada law, this ownership position provides Mr. Gee with the almost unrestricted ability to control the business, management and strategic direction of our company. If Mr. Gee chooses to exercise this control, his decisions regarding our company could be detrimental to, or not in the best interests of our company and its other stockholders.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential stockholders could lose confidence in our financial statements, which would harm the trading price of our Common Stock.

Companies that file reports with the Securities and Exchange Commission, or the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated filers or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies, like us, are not required to include an attestation report of their auditors in annual reports.

A report of our management is included under Item 9A. “Controls and Procedures.” We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in our annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2019, management identified material weaknesses. These material weaknesses were associated with (i) our lack of proper segregation of duties due to the limited number of employees within the accounting department and (ii) our lack of effective closing procedures. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

Risks Related Ownership of Our Common Stock

Our Common Stock is eligible for quotation on the Pink Market but few quotations have been made and limited trading has occurred in our Common Stock. Due to the lack of an active trading market for our securities, you may have difficulty selling any shares you purchase, which could result in the loss of your investment.

There is presently limited demand for our Common Stock and no active public market exists for our Common Stock. Our Common Stock is eligible for quotation on the Pink Market operated by OTC Markets Group Inc. The Pink Market is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The Pink Market is not an issuer listing service, market or exchange. The requirements for quotation on the Pink Market are considerably lower and less regulated than those of an exchange. Because of this, it is possible that fewer brokers or dealers will be interested in making a market in our Common Stock because the market for such securities is more limited, the stocks are more volatile, and the risk to investors is greater, which may impact the liquidity of our Common Stock. Even if an active market begins to develop in our Common Stock, the quotation of our Common Stock on the Pink Market may result in a less liquid market available for existing and potential stockholders to trade Common Stock, could depress the trading price of our Common Stock and could have a long-term adverse impact on our ability to raise capital in the future. If an active market is never developed for our Common Stock, it will be difficult or impossible for you to sell any Common Stock you purchase.

We cannot predict the extent to which an active public trading market for our Common Stock will develop or be sustained. If an active public trading market does not develop or cannot be sustained, you may be unable to liquidate your investment in our Common Stock.

At present, there is minimal public trading in our Common Stock. We cannot predict the extent to which an active public market for our Common Stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares of Common Stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on stock price. We cannot give you any assurance that an active public trading market for our Common Stock will develop or be sustained. If such a market cannot be sustained, you may be unable to liquidate your investment in our Common Stock.

Our Common Stock may be subject to significant price volatility which may have an adverse effect on your ability to liquidate your investment in our Common Stock.

The market for our Common Stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our stock price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our stock price is attributable to a number of factors. First, our shares of Common Stock may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares of Common Stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its stock price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of meaningful profits to date and uncertainty of future profits. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our Common Stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our Common Stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our Common stock will qualify for exemption from this rule. In any event, even if our Common Stock were exempt from this rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We have never paid cash dividends on our Common Stock and do not intend to pay dividends for the foreseeable future.

We have paid no cash dividends on our Common Stock to date and we do not anticipate paying cash dividends on our Common Stock in the near term. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our Common Stock. Accordingly, investors must be prepared to rely on sales of their Common Stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our Common Stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Our Preferred Stock have liquidation preferences senior to our Common Stock.

Our Series A Cumulative Convertible Preferred Stock, which we refer to as our Series A Preferred Stock, and Series B Cumulative Redeemable Preferred Stock, which we refer to as our Series B Preferred Stock, have liquidation preferences that get paid prior to any payment on our Common Stock. As a result, if we were to dissolve, liquidate, merge with another company or sell our assets, the holders of our Series A Preferred Stock and Series B Preferred Stock would have the right to receive up to approximately $13,233,330 as of December 31, 2019, plus any unpaid dividends, before any amount is paid to the holders of our Common Stock. The payment of the liquidation preferences could result in common stockholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. The existence of the liquidation preferences may also reduce the value of our Common Stock, make it harder for us to sell shares of Common Stock in offerings in the future, or prevent or delay a change of control.

We may issue additional debt and equity securities that are senior to our Common Stock as to distributions and in liquidation, which could materially adversely affect the value of the Common Stock.

In the future, we may attempt to increase our capital resources by entering into additional debt or debt-like financing that is secured by all or up to all of our assets, or issuing debt or equity securities, which could include issuances of commercial paper, medium-term notes, senior notes, subordinated notes or shares. In the event of our liquidation, our lenders and holders of our debt securities would receive a distribution of our available assets before distributions to our stockholders. Any additional preferred securities, if issued by our company, may have a preference with respect to distributions and upon liquidation that is senior to the preference of our Common Stock, which could further limit our ability to make distributions to our stockholders. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financing.

Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk of our future offerings reducing the value of your Common Stock. In addition, we can change our leverage strategy from time to time without approval of holders of our Common Stock, which could materially adversely affect the value of our Common Stock.

Our articles of incorporation, bylaws and Nevada law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our articles of incorporation, bylaws and Nevada law contain provisions which could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are currently authorized to issue up to 5,000,000 shares of “blank check” Preferred Stock. This Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of Preferred Stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any Preferred Stock could materially adversely affect the rights of the holders of our Common Stock, and therefore, reduce the value of our Common Stock. In particular, specific rights granted to future holders of Preferred Stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by current management.

Provisions of our articles of incorporation, bylaws and Nevada law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, our articles of incorporation, bylaws and Nevada law, as applicable, among other things, provide our board of directors with the ability to alter our bylaws without stockholder approval, and provide that vacancies on our board of directors may be filled by a majority of directors in office, although less than a quorum.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

As of December 31, 2019, we owned the following manufactured housing properties:

●	Pecan Grove – a 81 lot, all-age community situated on 10.71 acres and located in Charlotte, North Carolina. The average occupancy was 100%.

●	Butternut – a 59 lot, all-age community situated on 13.13 acres and located in Corryton, Tennessee, a suburb of Knoxville, Tennessee. The average occupancy was 78%.

●	Azalea Hills – a 41 lot, all-age community situated on 7.46 acres and located in Gastonia, North Carolina, a suburb of Charlotte, North Carolina. The average occupancy was 98%.

●	Holly Faye – a 37 lot all-age community situated on 8.01 acres and located in Gastonia, North Carolina, a suburb of Charlotte North Carolina. The average occupancy was 98%.

●	Lakeview – a 97 lot all-age community situated on 17.26 acres in Spartanburg, South Carolina. The average occupancy was 98%.

●	Chatham Pines – a 49 lot all-age community situated on 23.57 acres and located in Chapel Hill, North Carolina. The average occupancy was 100%.

●	Maple Hills – a 73 lot all-age community situated on 21.20 acres and located in Mills River, North Carolina, which is part of the Asheville, North Carolina, Metropolitan Statistical Area. The average occupancy was 78%.

●	Hunt Club Forest – a 79 lot all-age community situated on 13.02 acres and located in the Columbia, South Carolina metro area. The average occupancy was 100%.

●	B&D – a 97 lot all-age community situated on 17.75 acres and located in Chester, South Carolina. The average occupancy was 77%.

●	Crestview – a 113 lot all-age community situated on 19.05 acres and located in East Flat Rock, North Carolina. The average occupancy was 91%.

●	Spring Lake – a 225 lot all-age community situated on 72.7 acres and located in Warner Robins, Georgia. The average occupancy was 90%.

●	ARC – a 182 lot all-age community situated on 39.34 acres and located in Lexington, South Carolina. The average occupancy was 92%.

●	Countryside – a 110 lot all-age community situated on 35 acres and located in Lancaster, North Carolina. The average occupancy was 98%.

●	Evergreen – a 65 lot all-age community situated on 28.4 acres and located in Dandridge, Tennessee. The average occupancy was 97%.

The average occupancy rates above represent an average of total monthly occupancy rates from January 1, 2019 through December 31, 2019. For the year ended December 31, 2019, our total portfolio weighted average occupancy rate was 95%.

On March 12, 2020, we acquired a manufactured housing community known as Countryside Estates Mobile Home Park, which is located in Lancaster, North Carolina and totals 110 sites.

On March 17, 2020, we acquired a manufactured housing community known as Evergreen Pointe Mobile Home Park, which is located in Dandridge, Tennessee and totals 65 sites.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is eligible for quotation on the Pink Market under the symbol “MHPC.” The following table sets forth, for the periods indicated, the high and low closing prices of our Common Stock. These prices reflect inter-dealer prices, without retain mark-up or commission, and may not represent actual transactions.

	Closing Prices
	High	Low
Fiscal Year Ended December 31, 2018
1st Quarter	$5.40	$1.20
2nd Quarter	1.20	0.51
3rd Quarter	1.04	0.30
4th Quarter	1.00	0.30

Fiscal Year Ended December 31, 2019
1st Quarter	$1.00	$1.00
2nd Quarter	1.00	1.00
3rd Quarter	4.15	0.85
4th Quarter	4.50	2.70

Approximate Number of Holders of Our Common Stock

As of April 10, 2020, there were approximately 207 registered holders of our Common Stock. This number excludes the shares owned by stockholders holding shares under nominee security position listings.

Dividend Policy

Holders of our Series A Preferred Stock are entitled to receive cumulative dividends in the amount of $0.017 per share each month, which is equivalent to the rate of 8% of the $2.50 liquidation preference per share. Dividends on shares of our Series A Preferred Stock will continue to accrue even if any of our agreements prohibit the current payment of dividends or we do not have earnings.

Holders of our Series B Preferred Stock are entitled to receive cumulative dividends in the amount of $0.067 per share each month, which is equivalent to the annual rate of 8% of the $10.00 liquidation preference per share; provided that upon an event of default (generally defined as our failure to pay dividends when due or to redeem shares when requested by a holder), such amount shall be increased to $0.083 per month, which is equivalent to the annual rate of 10% of the $10.00 liquidation preference per share. Dividends on shares of our Series B Preferred Stock will continue to accrue even if any of our agreements prohibit the current payment of dividends or we do not have earnings.

We have never declared dividends or paid cash dividends on our Common Stock. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future. Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

See also Item 1.A. “Risk Factors—Risks Related to Ownership of Our Common Stock— We have never paid cash dividends on our Common Stock and do not intend to pay dividends for the foreseeable future.”

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

Except as set forth below, we have not sold any securities during the 2019 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2019 fiscal year.

We issued 50,000 shares of Common Stock to our board members for services during the fourth quarter of 2019.

We issued 25,000 shares of Common Stock for consulting services during the fourth quarter of 2019.

The issuance of these securities was made in reliance upon an exemption from the registration requirements of Section 5 of the Securities Act.

Purchases of Equity Securities

The following table summarizes repurchases of our Common Stock made during the fourth quarter of fiscal year 2019.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2019-October 31, 2019	553,888	$0.10	NA	NA
November 1, 2019-November 30, 2019	-	-	NA	NA
December 1, 2019-December 31, 2019	-	-	NA	NA
Total	553,888	$0.10	NA	NA

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following selected financial information is derived from our historical financial statements should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Special Note Regarding Forward Looking Statements” explanation included in the “Introductory Notes” above.

Overview

We are a self-administered, self-managed, vertically integrated owner and operator of manufactured housing communities. We earn income from leasing manufactured home sites to tenants who own their own manufactured home and the rental of company-owned manufactured homes to residents of the communities.

As of December 31, 2019, we owned and operated 18 manufactured housing communities containing approximately 1,133 developed sites and a total of 307 company-owned manufactured homes. The communities are located in Georgia, North Carolina, South Carolina and Tennessee. See Item 2. “Properties” for a description of these manufactured housing communities.

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

Recent Developments

Additional Closings of Regulation A Offering

Subsequent to December 31, 2019, we sold an aggregate of 92,640 shares of Series B Preferred Stock for total gross proceeds of $956,400 under the Regulation A offering described below. After deducting a placement fee and other expenses, we received net proceeds of approximately $889,452. We also issued 3,900 shares of Common Stock to early investors.

Countryside Acquisition

On January 7, 2020, MHP Pursuits LLC, our wholly-owned subsidiary, entered into a purchase and sale agreement with J & A Real Estate LLC, or J&A, for the purchase of a manufactured housing community known as Countryside Estates Mobile Home Park, which is located in Lancaster, North Carolina and totals 110 sites, for a total purchase price of $3.7 million. On March 12, 2020, the closing was completed and our newly formed wholly owned subsidiary Countryside MHP LLC, or Countryside, purchased the property.

In connection with the closing, on March 12, 2020, Countryside issued a promissory note to J&A in the principal amount of $3,000,000. The remainder of the purchase price, or $700,000, was paid in cash. The note bears interest at the rate of 5.5% per annum, or the maximum rate allowed by applicable law, and is due and payable in full on March 20, 2050. Payments for the first twelve (12) months of the term of the note shall be interest-only in the amount of $13,750 per month. Thereafter, principal and interest, in the amount of $17,201 per month, shall be due and payable based upon a thirty (30) year amortization. If any monthly payment is not received by J&A within fifteen (15) days after the applicable due date, Countryside must pay a late charge in an amount equal to the delinquent amount then due multiplied by 4%. Countryside may prepay the note, in whole or in party, at any time without penalty.

The note also contains customary events of default, including: (i) if Countryside shall be in default in the payment of any principal, interest or other amount due under the note and such default shall not be cured within five (5) days after written notice from J&A; (ii) if Countryside shall be in default in the performance of any non-monetary obligation in the note and such default shall not be cured within thirty (30) days after written notice from J&A; or (iii) if Countryside shall default in the due observation or performance of any covenant, condition or agreement contained in the mortgage described below and such default shall not be cured within thirty (30) days after written notice from J&A. Upon the occurrence of an event of default, interest on the aggregate outstanding indebtedness (including accrued interest) of the note shall increase to 5.5% per annum plus the U.S. Prime Rate as measured and reported by the Wall Street Journal and in effect on the date of default, until such aggregate indebtedness is paid in full.

The note is secured by a mortgage, assignment of rents and leases, security agreement and fixture filing with respect to the property. The mortgage contains customary representations, warranties and covenants by Countryside and remedies upon an event of default under the note.

Evergreen Acquisition

On January 1, 2020, MHP Pursuits LLC, our wholly-owned subsidiary, entered into a purchase and sale agreement with Evergreen Marketing LLC for the purchase of a manufactured housing community known as Evergreen Pointe Mobile Home Park, which is located in Dandridge, Tennessee and totals 65 sites, for a total purchase price of $1,438,000. On March 17, 2020, the closing was completed and our newly formed wholly owned subsidiary Evergreen MHP LLC, or Evergreen, purchased the property.

In connection with the closing, on March 17, 2020, Evergreen entered into a loan agreement with Hunt Mortgage Capital, LLC, or the Lender, for a loan in the principal amount of $1,150,000 and Evergreen issued a promissory note to the Lender in the principal amount of $1,150,000. The remainder of the purchase price, or $288,000, was paid in cash.

The note bears interest at a rate of 3.99% per annum and is due and payable on April 1, 2032. The monthly payments under the note are equal to $5,483.65. If any monthly payment is not received by the Lender within ten (10) days after the applicable due date, Evergreen must pay a late charge in an amount equal to the delinquent amount then due multiplied by 5%. Furthermore, if any payment remains past due for thirty (30) days or more, interest on such unpaid amounts shall accrue at the lesser of 7.99% or the maximum rate allowed by applicable law. Evergreen may prepay the note in full, but not in part, at any time if it pays a prepayment premium calculated in accordance with the loan agreement.

The note is secured by the property and guaranteed by Mr. Raymond M. Gee, our Chief Executive Officer, Gvest Capital Real Estate LLC, an entity controlled by Mr. Gee, and our company (which we collectively refer to as the Guarantors).

The loan agreement was subject to customary closing conditions and contains customary representations and warranties. The loan agreement also contains customary financial and other covenants for a loan of this type. The loan agreement also contains customary events of default, some of which are subject to cure periods as set forth in the loan agreement, including, but not limited to: (i) any failure by Evergreen to pay or deposit when due any amount required by the note, the loan agreement or any other loan document (as defined in the loan agreement); (ii) any failure by Evergreen to maintain the insurance coverage required by any loan document; (iii) if any warranty, representation, certification, or statement of Evergreen or any Guarantor in the loan agreement or any of the other loan documents is false inaccurate, or misleading in any material respect when made; (iv) the fraud, gross negligence, willful misconduct, or material misrepresentation or material omission by or on behalf of Evergreen or any Guarantor or any of their officers, directors, trustees, partners, members, or managers in connection with the application for, or creation of, the loan or any financial statement, rent roll, or other report or information provided to Lender during the term of the loan; (v) the occurrence of any transfer (as defined in the loan agreement) not permitted by the loan documents; (vi) the occurrence of a bankruptcy event (as defined in the loan agreement); (vii) if a Guarantor is a natural person, the death of such individual, unless certain requirements set forth in the loan agreement are met; (viii) the occurrence of a guarantor bankruptcy event (as defined in the loan agreement), unless certain requirements of the loan agreement are met; (ix) any failure by Evergreen or a Guarantor to comply with certain covenants in the loan agreement; or (x) any failure by Evergreen to perform any of its obligations under the loan agreement or any loan document as and when required.

Repayment of Metrolina Note

In February 2020, we repaid $1,000,000 of principal and accrued interest on the Metrolina promissory note referred to below.

Loan Refinancing

On April 1, 2020, we refinanced the loans for Butternut MHP Land LLC described below with the existing lender to increase the loan amount to $1,388,019 and to extend the maturity date to April 10, 2025. In addition, the interest rate was changed to 6% per annum, provided that on April 10, 2023 and thereafter, the interest rate shall be equal to (i) the per annum rate of interest identified as the “Prime Rate” as published in the monthly rates section of the Wall Street Journal plus (ii) 1% per annum, adjusted as the first day of each calendar quarter. The loan, as modified, is secured by the real estate assets of Butternut MHP Land LLC and is guaranteed by our company and Raymond M. Gee, who received a loan guarantee fee of $70,000.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2019 and 2018.

	Year Ended December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
Revenue
Rental and related income	$2,968,472	$1,975,312	$986,382	50.28%
Management fees, related party	48,319	4,000	44,319	1107.98%
Homes sales	4,900	21,000	(16,100)	(76.67)%
Total revenues	3,021,691	2,000,312	1,014,601	50.65%
Community operating expenses
Repair and maintenance	234,770	135,131	92,860	73.74%
Real estate taxes	142,187	81,024	61,163	75.49%
Utilities	212,719	149,516	63,023	42.27%
Insurance	83,975	54,079	29,896	55.28%
General and administrative expense	476,137	256,631	219,506	85.53%
Total community operating expenses	1,149,788	676,381	466,629	69.99%

Corporate payroll and overhead	1,253,383	1,030,527	222,856	21.63%
Depreciation and amortization expense	786,179	534,290	251,889	47.14%
Interest expense	1,312,469	1,001,455	311,014	31.06%
Refinancing costs	552,272	-	552,272	100.00%
Total expenses	5,054,091	3,242,653	1,804,660	55.86%
Net loss before provision for income taxes	(2,032,400)	(1,242,341)	(790,059)	63.59%
Provision for income taxes	6,347	8,286	(1,939)	(23.40)%
Net loss	$(2,038,747)	$(1,250,627)	$(788,120)	63.02%
Net income attributable to the non-controlling interest	-	45,766	(45,766)	(100.00)%
Net loss attributable to common stockholders	$(2,038,747)	$(1,296,393)	$(742,354)	57.26%

Revenues. For the year ended December 31, 2019, we had total revenues of $3,021,691, as compared to $2,000,312 for the year ended December 31, 2018, an increase of $1,021,379, or 51.06%. The increase was primarily due to $867,180 of rental income from the acquisition of five manufactured housing communities during 2019. The remaining increase was due to an average 7% increase in occupancy and rental rate increases, and $4,900 related to home sales, and we also recorded $48,319 of property management revenues from a related party in 2019.

Community Operating Expenses. For the year ended December 31, 2019, we had total community operating expenses of $1,149,788, as compared to $676,381 for the year ended December 31, 2018, an increase of $473,407. The increase in community operating expenses was primarily due $319,072 of expenses from the acquisition of five manufactured housing communities during 2019. Excluding the acquisitions, our community operating expenses increased resulting from an increase in repair and maintenance costs of $87,960 from prior year.

Corporate Payroll and Overhead Expenses. For the year ended December 31, 2019, we had corporate payroll and overhead expenses of $1,253,383, as compared to $1,030,527 for the year ended December 31, 2018, an increase of $222,856, or 21.63%. This increase was primarily due to stock compensation expense of $349,950 during 2019 compared to $171,500 during 2018.

Depreciation and Amortization Expense. For the year ended December 31, 2019, we had depreciation and amortization expense of $786,179, as compared to $534,290 for the year ended December 31, 2018, an increase of $251,889, or 47.14%. The increase was primarily due to the acquisition of five manufactured housing communities during 2019.

Interest Expense. For the year ended December 31, 2019, we had interest expense of $1,312,469, as compared to $1,001,455 for the year ended December 31, 2018, an increase of $311,014, or 31.06%. The increase was primarily related to the five additional loans related to the five acquisitions of manufactured housing communities during 2019.

Refinancing Costs. During the year ended December 31, 2019, we refinanced a total of $4,920,750 from our current loans payable to $8,241,000 of new notes payable from five of our communities, resulting in an additional loan payable of $3,320,859. We used the additional loans payable proceeds from the refinance to retire our related party note payable of $2,754,550 plus accrued interest. As of December 31, 2019, we wrote off refinancing cost totaling $552,272.

Net Loss. The factors described above resulted in a net loss of $2,038,747 for the year ended December 31, 2019, as compared to $1,296,393 for the year ended December 31, 2018, an increase of $788,120, or 63.02%.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $4,146,411. The ability of our company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

We will require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives. We believe that our current available cash along with anticipated revenues may be insufficient to meet our cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all.

Our working capital has been used in operating activities, a related party revolving note and proceeds from our Regulation A offering described below. We plan to meet our short-term liquidity requirements of approximately $1,577,513 for the next twelve months, generally through available cash as well as net cash provided by operating activities and availability under the existing $1.5 million revolving note described below, of which $797,906 was outstanding as of December 31, 2019. We also have availability from lenders under loan agreements for capital expenditure needs on acquisitions. We expect these resources to help us meet operating working capital requirements.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for years ended December 31, 2019 and 2018:

Cash Flow

	Year Ended December 31,
	2019	2018
Net cash provided by (used in) operating activities	$(950,236)	$38,475
Net cash used in investing activities	(22,017,784)	(210,247)
Net cash provided by financing activities	26,656,160	274,108
Net increase in cash and cash equivalents	3,688,140	102,336
Cash and cash equivalents at beginning of period	458,271	355,935
Cash and cash equivalent at end of period	$4,146,411	$458,271

Net cash used in operating activities was $950,236 for the year ended December 31, 2019, as compared to $38,475 net cash provided by operating activities for the year ended December 31, 2018. For the year ended December 31, 2019, the net loss of $2,038,747, a decrease in other assets in the amount of $457,540 due to lender’s escrowed funds held by lender at closing to be released back to us upon the completion of certain capital improvement projects, offset by depreciation and amortization in the amount of $738,789, stock compensation expense in the amount of $349,950, an increase in accounts payable of $156,315, and increase in security deposits $184,886, were the primary drivers of the net cash used in operating activities. For the year ended December 31, 2018, the net loss of $1,250,627, offset by depreciation and amortization in the amount of $534,290, an increase in accrued expenses in the amount of $476,459, and stock compensation expense in the amount of $171,500, were the primary drivers of the net cash provided by operating activities.

Net cash used in investing activities was $22,017,784 for the year ended December 31, 2019, as compared to $210,247 for the year ended December 31, 2018. Net cash used in investing activities for the year ended December 31, 2019 consisted of $22,022,684 of the purchase of property, offset by proceeds from sale of property in the amount of $4,900. Net cash used in investing activities for the year ended December 31, 2018 consisted of the purchase of property in the amount of $231,247, offset by proceeds of sale of property in the amount of $21,000.

Net cash provided by financing activities was $26,656,160 for the year ended December 31, 2019, as compared to $274,108 for the year ended December 31, 2018. For the year ended December 31, 2019, net cash provided by financing activities consisted of proceeds from notes payable in the amount of $25,079,000, proceeds from the issuance of preferred stock in the amount of $8,670,606, proceeds from line of credit in the amount of $2,695,000, and proceeds from issuance of common stock in the amount of $72,875, offset by repayment of notes payable in the amount of $5,172,234, repayment of line of credit in the amount of $3,719,550, capitalized financing costs of $608,541, repayments of related party note of $99,801, and purchase of treasury stock in the amount of $119,337. For the year ended December 31, 2018, net cash provided by financing activities consisted of proceeds from related party note in the amount of $448,750 and proceeds from note payables in the amount of $117,014, offset by repayment of notes payable in the amount of $236,551 and non-controlling distributions in the amount of $55,105.

Regulation A Offering

On November 1, 2019, we launched an offering under Regulation A of Section 3(6) of the Securities Act for Tier 2 offerings, pursuant to which we are offering up to 1,000,000 shares of Series B Preferred Stock at an offering price of $10.00 per share, for a maximum offering amount of $10,000,000. In addition, we are offering bonus shares to early investors in this offering, whereby the first 400 investors will receive, in addition to Series B Preferred Stock, 100 shares of Common Stock, regardless of the amount invested, for a total of 40,000 shares of Common Stock.

As of December 31, 2019, we sold an aggregate of 409,722 shares of Series B Preferred Stock for total gross proceeds of $4,097,220. After deducting a placement fee and other expenses, we received net proceeds of approximately $3,796,673. We also issued 15,400 shares of Common Stock to early investors in this offering with a fair value of $4,158.

Secured Promissory Notes

We have issued promissory notes payable to lenders related to the acquisition of our manufactured housing communities. These promissory notes range from 4.5% to 7.0% with 20 to 25 years principal amortization. Two of the promissory notes had an initial 6 months period on interest only payments. The promissory notes are secured by the real estate assets and $3,004,119 for three assets were guaranteed by Raymond M. Gee, our chairman, chief executive officer and owner of the principal stockholder of our company.

During the year ended December 31, 2019, we refinanced a total of $4,940,750 from current loans payable to $8,241,000 of new notes payable from five of the communities, resulting in an additional loan payable of $3,320,859. We used the additional loans payable proceeds from the refinance to retire the related party note payable described below. As of December 31, 2019, we wrote off mortgage costs of $68,195 and capitalized $275,519 of mortgage costs due to the refinancing.

As of December 31, 2019, the outstanding balance on these notes was $28,992,876. The following are terms of these notes.

	Maturity Date	Interest Rate	Balance 12/31/19	Balance 12/31/18
Butternut MHP Land LLC	03/30/20	6.500%	$1,114,819	$1,134,971
Butternut MHP Land LLC Mezz	04/01/27	7.000%	280,013	287,086
Pecan Grove MHP LLC	11/04/26	4.500%	3,095,274	1,270,577
Azalea MHP LLC	11/10/27	5.000%	835,445	598,571
Holly Faye MHP LLC	10/01/38	4.000%	574,096	462,328
Chatham MHP LLC	12/01/22	5.125%	1,771,506	1,366,753
Lakeview MHP LLC	12/01/22	5.125%	1,857,266	1,222,521
B&D MHP LLC	05/02/29	5.500%	1,854,788	-
Hunt Club MHP LLC	05/01/24	5.750%	1,447,364	-
Crestview MHP LLC	08/01/24	5.500%	4,173,652	-
Springlake MHP LLC	11/14/22	4.500%	4,000,000	-
ARC MHP LLC	01/01/30	5.500%	5,300,000	-
Maple Hills MHP LLC	01/01/23	5.125%	2,688,653	2,743,303
Totals note payables			28,992,876	9,086,100
Discount Direct Lender Fees			(692,454)	(140,758)
Total net of Discount			$28,359,247	$8,945,352

Metrolina Promissory Note

On May 8, 2017, we issued a promissory note to Metrolina Loan Holdings, LLC, or Metrolina, in the principal amount of $3,000,000. The note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The note originally awarded Metrolina 455,000 shares of Common Stock as consideration, which resulted in making Metrolina a related party due to its significant ownership. During the year ended December 31, 2019, we paid off the entire balance on the note of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of our Common Stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. The note gives Metrolina the right and option to purchase its pro rata share of debt or equity securities issued to maintain up to 10% equity interest in our company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019. As of December 31, 2019, the balance on this note was $1,730,000. The note is guaranteed by Mr. Gee.

Revolving Promissory Note

On October 1, 2017, we issued a revolving promissory note to Raymond M. Gee, our chairman and chief executive officer, pursuant to which we may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. As of December 31, 2019, the outstanding balance on this note was $797,906. During the years ended December 31, 2019 and 2018, we recorded imputed interest related to the note of $87,577 and $44,695, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that involve significant judgment and potentially could result in materially different results under different assumptions and conditions. Management believes the following critical accounting policies are affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. We follow Topic 606 of the Financial Accounting Standards Board Accounting, or FASB, Accounting Standards Codification, or ASC, for revenue recognition and Accounting Standards Update, or ASU, 2014-09. On January 1, 2018, we adopted ASU 2014-09, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. We consider revenue realized or realizable and earned when all the five following criteria are met: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when (or as) we satisfy a performance obligation. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. There was no impact to revenues as a result of applying ASU 2014-09 for the year ended December 31, 2019, and there have not been any significant changes to our business processes, systems, or internal controls as a result of implementing the standard. We recognize rental income revenues on a monthly basis based on the terms of the lease agreement which are for either the land or a combination of both, the mobile home and land. Home sales revenues are recognized upon the sale of a home with an executed sales agreement. We have deferred revenues from home lease purchase options and records those option fees as deferred revenues and then record them as revenues when (1) the lease purchase option term is completed and title has been transferred, or (2) the leaseholder defaults on the lease terms resulting in a termination of the agreement which allows us to keep any payments as liquidated damages. We record an allowance for bad debts as rental income is probable not to be collected.  As of December 31, 2019 and 2018, our allowance for doubtful accounts was $10,117 and $59,657, respectively.

Acquisitions. We account for acquisitions in accordance with ASC 805, “Business Combinations,” and allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, site and land improvements, buildings and improvements and rental homes. We allocate the purchase price of an acquired property generally determined by internal evaluation as well as third-party appraisal of the property obtained in conjunction with the purchase.

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

Impairment Policy. We apply FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

Stock-Based Compensation. All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. We recorded stock option expense of $4,774 and $69 during the years ended December 31, 2019 and 2018, respectively.

Fair Value of Financial Instruments. We follow paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value of our financial instruments and paragraph 820-10-35-37 of the FASB ASC to measure the fair value of our financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2019. We are currently evaluating the potential impact this standard may have on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We have evaluated the impact this standard had on the consolidated financial statements and determined that it had no impact on the consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU relates to the accounting for non-employee share-based payments. The amendment in this ASU expands the scope of Topic 718 to include all share-based payment transactions in which a grantor acquired goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU excludes share-based payment awards that relate to (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts from Customers. The share-based payments are to be measured at grant-date fair value of the equity instruments that the entity is obligated to issue when the good or service has been delivered or rendered and all other conditions necessary to earn the right to benefit from the equity instruments have been satisfied. This standard will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. We have evaluated the impact this standard had on the consolidated financial statements and determined that it had no impact on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2019. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this evaluation, management used the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2019, our internal control over financial reporting was not effective due to the following material weaknesses.

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

In order to cure the foregoing material weakness, we have taken or plan to take the following remediation measures:

●	We have implemented dual signatures and approvals on all payments.

●	We have added and plan to continue to add additional employees to assist in the financial closing procedures.

●	As necessary, we will continue to engage consultants or outside accounting firms in order to ensure proper accounting for our consolidated financial statements.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2019, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Raymond M. Gee	58	Chairman of the Board and Chief Executive Officer
Michael Z. Anise	43	President, Chief Financial Officer and Director
Andrew Coatley	37	Chief Operating Officer
Adam A. Martin	47	Chief Investment Officer
Terry Robertson	76	Director
James L. Johnson	53	Director
William H. Carter	71	Director

Raymond M. Gee. Mr. Gee has served as chairman of our board of directors and chief executive officer of our company in October 2017 as a result of the merger of Mobile Home Rental Holdings LLC with our company. Mr. Gee has 30 years of experience in commercial real estate, development, and structured finance. He has also served as the chief executive officer of Gvest Capital LLC, which provides management and administrative services to various investment and asset ownership entities, since 2012. Prior to forming Gvest Capital LLC, he was the head of real estate and structured products for Royal & SunAlliance and was in charge of a multi-billion-dollar diversified portfolio. Previously he headed the Latin American real estate practice for Arthur Andersen in Mexico City. Mr. Gee is a graduate of the University of Oklahoma with a BBA in Finance/Real Estate.  Mr. Gee was selected to serve on our board of directors due to his management experience in our industry.

Michael Z. Anise. Mr. Anise has served as our chief financial officer and as a member of our board of directors since September 2017 and has served as our president since August 2019. From 2011 to 2017, Mr. Anise was chief financial officer of Crossroads Financial, a commercial finance company. Mr. Anise earned his B.S. degree in Accounting, with a minor in Finance, from Florida Atlantic University. Mr. Anise was selected to serve on our board of directors due to finance experience.

Andrew Coatley. Mr. Coatley has served as our chief operating officer since October 2019. From 2014 to October 2019, he was the executive property director for Bainbridge Companies providing operational leadership. Mr. Coatley earned a B.S. in education from The Defiance of Ohio.

Adam A. Martin. Mr. Martin has served as our chief investment officer since October 2017. From 2009 to September 2017, he was CIO of Gvest Capital LLC, a company that provides management and administrative services to various investment and asset ownership entities. Mr. Martin earned is B.A. degree in Finance and Masters degree in Land Economics and Real Estate from Texas A&M University.

Terry Robertson. Dr. Robertson has served as a member of our board of directors since December 2018. Since 2007, Mr. Robertson has served as consultant at ROBERTSON Appraisal & Consulting, a real estate appraisal and consulting firm that he founded. Prior to that, he worked at Carroll&Carroll Real Estate Appraisers. Dr. Robertson earned his B.B.A. degree in Finance and his Ph.D. from the University of Georgia, and is Professor Emeritus of Price College of Business of the University of Oklahoma. Mr. Robertson is an author of articles and books relating to corporate financial structure, real estate valuation and regional economic development. Dr. Robertson was selected to serve on our board of directors due to finance and real estate investment background.

James L. Johnson. Mr. Johnson has served as a member of our board of directors since March 2018. He is the founder of Carpet South Design Inc., where he has served as its CEO since 2013. He also owns a majority interest in Piedmont Stair Works Design LLC. The operations of both of these companies target the real estate improvements industry. Mr. Johnson earned his B.S. degree in Business Management from the University of Phoenix. Mr. Johnson was selected to serve on our board of directors due to experience in the real estate industry.

William H. Carter. Mr. Carter has served as a member of our board of directors since March 2018. He has served as president of The Carter Land Company for the past 15 years. The Carter Land Company has provided brokerage services with respect to 144 manufactured housing communities in the Southeast. The firm presently manages apartments, single family houses, commercial warehouses, mobile home parks, self-storage facilities and retail buildings. Mr. Carter was selected to serve on our board of directors due to his experience in our industry.

Directors and executive officers are elected until their successors are duly elected and qualified. There are no arrangements or understandings known to us pursuant to which any director or executive officer was or is to be selected as a director (or director nominee) or executive officer.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Our current board of directors is comprised of five members: Raymond M. Gee, Michael Z. Anise, Terry Robertson, James L. Johnson and William H. Carter. Our board of directors has determined that Messrs. Robertson, Johnson and Carter are independent directors as that term is defined in the rules of the Nasdaq Stock Market.

Our board of directors currently has two standing committees, an audit committee and a compensation committee, which perform various duties on behalf of and report to the board of directors. Each of the standing committees is comprised of a majority of independent directors. From time to time, the board of directors may establish other committees.

Governance Structure

Currently, our chief executive officer is also our chairman. Our board of directors believes that, at this time, having a combined chief executive officer and chairman is the appropriate leadership structure for our company. In making this determination, the board of directors considered, among other matters, Mr. Gee’s experience and tenure, and believed that Mr. Gee is highly qualified to act as both chairman and chief executive officer due to his experience, knowledge, and personality. Among the benefits of a combined chief executive officer/chairman considered by the board of directors is that such structure promotes clearer leadership and direction for our company and allows for a single, focused chain of command to execute our strategic initiatives and business plans.

The Board’s Role in Risk Oversight

Our board of directors plays an active role, as a whole and also at the committee level, in overseeing management of our risks and strategic direction. Our board of directors regularly reviews information regarding our liquidity and operations, as well as the risks associated with each. Our audit committee oversees the process by which our senior management and relevant employees assess and manage our exposure to, and management of, financial risks. Our compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board of directors is regularly informed about such risks.

Audit Committee

Our audit committee currently consists of Messrs. Robertson, Anise and Carter, with Mr. Robertson serving as chairman. Our board of directors has determined that each member of our audit committee is able to read and understand fundamental financial statements and has substantial business experience that results in such member’s financial sophistication. Our board of directors further determined that Mr. Robertson possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of the rules of the Nasdaq Stock Market and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

The primary purposes of our audit committee are to assist our board of directors in fulfilling its responsibility to oversee the accounting and financial reporting processes of our company and audits of our financial statements, including (i) retaining and overseeing our independent accountants; (ii) assisting the board in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our chief executive officer and chief financial officer and independent auditors the adequacy and effectiveness of our internal controls; (vii) preparing the audit committee report to be filed with the SEC; (viii) reviewing hedging transactions; and (ix) reviewing and assessing annually the audit committee’s performance and the adequacy of its charter. The role and responsibilities of our audit committee are more fully set forth in a written charter adopted by our board of directors, which is available on our website at www.mhproperties.com.

Compensation Committee

Our compensation committee currently consists of Messrs. Johnson, Robertson and Gee, with Mr. Johnson serving as chairman. The primary purposes of our compensation committee are to assist our board of directors in fulfilling its responsibility to determine the compensation of our executive officers and directors and to approve and evaluate the compensation policies and programs of our company, including (i) reviewing from time to time and approving our corporate goals and objectives relevant to compensation and our executive compensation structure and compensation range; (ii) evaluating the chief executive officer’s performance in light of the goals and objectives and determining and approving the chief executive officer’s compensation based on this evaluation; (iii) determining and approving the compensation paid to our chief financial officer and any other executive officers; (iv) determining the compensation of our independent directors; (v) granting rights to indemnification and reimbursement of expenses to any officers, employees or directors; (vi) making recommendations to the board regarding equity-based and incentive compensation plans, policies and programs; and (vii) reviewing and assessing annually the compensation committee’s performance and the adequacy of its charter. The role and responsibilities of our compensation committee are more fully set forth in a written charter adopted by our board of directors, which is available on our website at www.mhproperties.com.

The policies underlying our compensation committee’s compensation decisions are designed to attract and retain the best-qualified management personnel available. We routinely compensate our executive officers through salaries. At our discretion, we may reward executive officers and employees through bonus programs based on profitability and other objectively measurable performance factors. Additionally, we use stock options and other incentive awards to compensate our executives and other key employees to align the interests of our executive officers with the interests of our stockholders. In establishing executive compensation, our compensation committee will evaluate compensation paid to similar officers employed at other companies of similar size in the same industry and the individual performance of each officer as it impacts our overall performance with particular focus on an individual’s contribution to the realization of operating profits and the achievement of strategic business goals. Our compensation committee will further attempt to rationalize a particular executive’s compensation with that of other executive officers of our company in an effort to distribute compensation fairly among the executive officers. Although the components of executive compensation (salary, bonus and incentive grants) will be reviewed separately, compensation decisions will be made based on a review of total compensation.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to our website within four business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that the following reports were not timely filed for the year ended December 31, 2019:

●	each of our directors was awarded 10,000 shares of Common Stock during 2019, which were not reported; and

●	certain transactions by Metrolina were not reported.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table – Years Ended December 31, 2019 and 2018

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Stock Awards ($)(1)	Total ($)
Raymond M. Gee, Chief Executive Officer	2019	-	-	2,700	2,700
	2018	-	-		-
Michael Z. Anise, Chief Financial Officer	2019	150,000	5,230	2,700	157,930
	2018	130,000	37	-	130,037
Adam A. Martin, Chief Investment Officer	2019	130,000	-	-	130,000
	2018	150,000	38	-	150,038

(1)	The amount is equal to the aggregate grant-date fair value with respect to the awards, computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year End

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2019.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael Z. Anise	236,000	-	-	$0.01	12/11/2027
Michael Z. Anise	32,333	64,667	-	$0.27	12/26/2029
Adam A. Martin	240,000	-	-	$0.01	12/11/2027

Director Compensation

The table below sets forth our non-executive officer directors’ compensation during the fiscal year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Terry Robertson	-	2,700	2,700
James L. Johnson	-	2,700	2,700
William H. Carter	-	2,700	2,700

(1)	During the fourth quarter of 2019, we awarded 10,000 shares of Common Stock to each of our directors under our Stock Compensation Plan. These shares vested in full on the date of issuance. The amount is equal to the aggregate grant-date fair value with respect to the awards, computed in accordance with FASB ASC Topic 718.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our Common Stock as of April 10, 2020 by (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our Common Stock. Unless otherwise specified, the address of each of the persons set forth below is in care of our company, 136 Main Street, Pineville, NC 28134.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Raymond M. Gee, Chairman and Chief Executive Officer (3)	Common Stock	8,665,000	70.21%
Michael Z. Anise, President, Chief Financial Officer and Director (4)	Common Stock	288,333	2.29%
Andrew Coatley, Chief Operating Officer (5)	Common Stock	20,000	*
Adam A. Martin, Chief Investment Officer (6)	Common Stock	240,000	1.91%
Terry Robertson, Director	Common Stock	20,000	*
James L. Johnson, Director	Common Stock	20,000	*
William H. Carter, Director	Common Stock	20,000	*
All officers and directors as a group (7 persons named above)	Common Stock	9,268,333	75.05%
Michael P. Kelly (7)	Common Stock	2,000,000	16.20%
Joseph Jackson (8)	Common Stock	1,254,506	10.16%

*	Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Except as set forth below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our Common Stock.

(2)	A total of 12,341,980 shares of our Common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 10, 2020. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Includes 20,000 shares of Common Stock held directly and 8,645,000 shares of Common Stock held by Gvest Real Estate Capital LLC. Raymond M. Gee is the Managing Member of Gvest Real Estate Capital LLC and has voting and investment control over the shares held by it.

(4)	Includes 20,000 shares of Common Stock held directly and 268,333 shares of Common Stock which Mr. Anise has the right to acquire within 60 days through the exercise of vested options.

(5)	Consists of 20,000 shares of Common Stock which Mr. Coatley has the right to acquire within 60 days through the exercise of vested options.

(6)	Consists of 240,000 shares of Common Stock which Mr. Martin has the right to acquire within 60 days through the exercise of vested options.

(7)	Represents shares held by The Raymond M Gee Irrevocable Trust. Michael P. Kelly is the Trustee of The Raymond M Gee Irrevocable Trust and has voting and investment control over the shares held by it.

(8)	Represents shares held by Metrolina Loan Holdings, LLC. Joseph Jackson is the Managing Member of Metrolina Loan Holdings, LLC and has voting and investment control over the shares held by it. The address of Metrolina Loan Holdings, LLC is 108 Gateway Blvd, Suite 104, Mooresville, NC 28117.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	565,175	$0.03	165,500
Equity compensation plans not approved by security holders	-	-	-
Total	565,175	$0.03	165,500

In December 2017, our board of directors, with the approval of a majority of stockholders, adopted a Stock Compensation Plan. The Stock Compensation Plan provides for grants of stock options and other forms of incentive compensation to officers, employees, directors, advisors or consultants of our company or its subsidiaries. We are authorized to issue up to 1,000,000 shares of Common Stock under this plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2018 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Item 11. Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	On October 1, 2017, we issued a revolving promissory note to Raymond M. Gee, our chairman and chief executive officer, pursuant to which we may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. As of December 31, 2019, the amount owed by us to Mr. Gee under this note is $797,906, with $87,577 of imputed interest and $83,206 of payments have been made by us since the date we issued this note to Mr. Gee.

●	On May 8, 2017, we issued a promissory note to Metrolina in the principal amount of $3,000,000. The note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The note originally awarded Metrolina 455,000 shares of Common Stock as consideration, which resulted in making Metrolina a related party due to its significant ownership. During the year ended December 31, 2019, we paid off the entire balance on the note of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of our Common Stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. The note gives Metrolina the right and option to purchase its pro rata share of debt or equity securities issued to maintain up to 10% equity interest in our company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019. As of December 31, 2019, the balance on this note was $1,730,000. The party note is guaranteed by Mr. Gee.

●	In January 2019, we executed an agreement to acquire the 25% minority interest in Pecan Grove and issued 2,000,000 shares of our Common Stock to Gvest Real Estate Capital LLC, an entity controlled by Mr. Gee, for the minority interest acquisition, which were valued at the historical cost value of $537,562.

●	During the years ended December 31, 2019 and 2018, we recorded $48,319 and $4,000, respectively in revenues related to property management consulting services provided to Gvest Real Estate Capital LLC.

●	During the year ended December 31, 2019, Mr. Gee received a $50,000 fee for his personal guarantee on a promissory note relating to a loan for one of our acquisitions. The fee was recorded as a loan cost and is amortized over the five year life of the loan.

●	On April 1, 2020, Mr. Gee received a $70,000 fee for his personal guarantee on the new promissory note issued by Butternut MHP Land LLC in connection with the refinancing of that loan. The fee was recorded as a loan cost and is amortized over the five year life of the loan.

●	During the year ended December 31, 2019 we entered into an office lease agreement with Gvest Real Estate Capital LLC for the lease of our offices. The lease is $4,000 per month and is on a month-to-month term. During 2019, we paid $16,000 of rent expense to Gvest Real Estate Capital LLC.

Parent Company

As of April 10, 2020, Gvest Real Estate Capital LLC holds approximately 70% of our issued and outstanding voting securities.

Director Independence

Our board of directors has determined that Terry Robertson, James L. Johnson and William H. Carter are independent directors as that term is defined in the applicable rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Audit Fees	$62,600	$37,025
Audit-Related Fees	45,000	-
Tax Fees	3,000	3,500
All Other Fees	-	-
TOTAL	$110,600	$40,525

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Liggett & Webb, P.A. for our financial statements as of and for the year ended December 31, 2019.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(21)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed on April 19, 2018)
3.2	Certificate of Designation of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 2.2 to the Offering Statement on Form 1-A filed on May 9, 2019)
3.3	Certificate of Designation of Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 5, 2019)
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on April 19, 2018)

10.1	Purchase and Sale Agreement, dated January 1, 2019, between Gvest Finance, LLC and Manufactured Housing Properties Inc. (Pecan Grove) (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on April 1, 2019)
10.2	Purchase and Sale Agreement, dated January 1, 2019, between MHP Pursuits LLC and CKMC, LLC (Hunt Club) (incorporated by reference to Exhibit 6.21 to the Amended Offering Statement on Form 1-A/A filed on October 15, 2019)
10.3	Purchase and Sale Agreement, dated February 27, 2019, between MHP Pursuits LLC and B&D Rental Properties, LLC (B&D) (incorporated by reference to Exhibit 6.23 to the Amended Offering Statement on Form 1-A/A filed on October 15, 2019)
10.4	Purchase and Sale Contract, dated March 1, 2019, between MHP Pursuits LLC and Crestview, LLC and A & A Construction Enterprises, LLC (incorporated by reference to Exhibit 6.22 to the Amended Offering Statement on Form 1-A/A filed on July 31, 2019)
10.5	Purchase and Sale Agreement, dated August 5, 2019, between MHP Pursuits LLC and CSC Warner Robins (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2019)
10.6	Purchase and Sale Agreement, dated November 11, 2019, between MHP Pursuits LLC and The ARC Investment Trust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 15, 2019)
10.7	Purchase and Sale Agreement, dated January 7, 2020, between MHP Pursuits LLC and Gilmer and Sons Mobile Homes Sales and Rentals, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 13, 2020)
10.8	Purchase and Sale Agreement, dated January 7, 2020, between MHP Pursuits LLC and J&A Real Estate, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 13, 2020)
10.9	Purchase and Sale Agreement, dated January 1, 2020, between MHP Pursuits LLC and Evergreen Marketing LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 27, 2020)
10.10	Promissory Note issued by Pecan Grove MHP LLC to Carolina Trust Bank on October 28, 2016 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 filed on April 19, 2018)
10.11	Promissory Note issued by Butternut MHP Land LLC to Clayton Bank and Trust on March 30, 2017 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 filed on April 19, 2018)
10.12	Promissory Note issued by Butternut MHP Land LLC to TB3, LLC on March 31, 2017 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 filed on April 19, 2018)
10.13*	Modification Agreement, dated April 1, 2020, among Firstbank, Butternut MHP Land LLC, Butternut MHP Homes LLC, Raymond M. Gee and Manufactured Housing Properties Inc.
10.14*	Amended and Restated Promissory Note issued by Butternut MHP Land LLC and Butternut MHP Homes LLC to Firstbank on April 1, 2020
10.15	Promissory Note issued by Azalea MHP LLC to Carolina Trust Bank on November 10, 2017 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 filed on April 19, 2018)
10.16	Promissory Note issued by Chatham Pines MHP LLC to The Capitol Life Insurance Company on November 12, 2017 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed on April 19, 2018)
10.17	Promissory Note issued by Maple Hills MHP LLC to The Capitol Life Insurance Company on December 8, 2017 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form 10 filed on April 19, 2018)
10.18	Promissory Note issued by Lakeview MHP LLC to The Capitol Life Insurance Company on November 17, 2017 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed on April 19, 2018)
10.19	Loan Agreement, dated April 1, 2019, between The Capitol Life Insurance Company and Hunt Club MHP LLC (incorporated by reference to Exhibit 6.22 to the Amended Offering Statement on Form 1-A/A filed on October 15, 2019)

10.20	Promissory Note issued by B&D MHP LLC to Carolina Trust Bank on May 2, 2019 (incorporated by reference to Exhibit 6.24 to the Amended Offering Statement on Form 1-A/A filed on October 15, 2019)
10.21	Promissory Note issued by Crestview MHP LLC to Liberty Bankers Life Insurance Company on July 31, 2019 (incorporated by reference to Exhibit 6.26 to the Amended Offering Statement on Form 1-A/A filed on October 15, 2019)
10.22	Loan Agreement, dated November 14, 2019, between Springlake MHP LLC and Suntrust Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 20, 2019)
10.23	Promissory Note issued by Springlake MHP LLC to Suntrust Bank on November 14, 2019 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 20, 2019)
10.24	Loan Agreement, dated December 20, 2019, between ARC MHP LLC and Liberty Bankers Life Insurance Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 27, 2019)
10.25	Promissory Note issued by ARC MHP LLC to Liberty Bankers Life Insurance Company on December 20, 2019 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 27, 2019)
10.26	Promissory Note issued by Countryside MHP LLC to J & A Real Estate LLC on March 12, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 27, 2020)
10.27	Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated March 12, 2020, between Countryside MHP LLC and J & A Real Estate LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 27, 2020)
10.28	Loan Agreement, dated March 17, 2020, between Evergreen MHP LLC and Hunt Mortgage Capital, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on March 27, 2020)
10.29	Promissory Note issued by Evergreen MHP LLC to Hunt Mortgage Capital, LLC on March 17, 2020 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on March 27, 2020)
10.30	Promissory Note issued by Mobile Home Rental Holdings LLC to Metrolina Loan Holdings, LLC on May 8, 2017 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form 10 filed on April 19, 2018)
10.31	First Amendment to Promissory Note, dated September 28, 2017, between Manufactured Housing Properties Inc. and Metrolina Loan Holdings, LLC (incorporated by reference to Exhibit 6.17 to the Offering Statement on Form 1-A filed on May 9, 2019)
10.32	Second Amendment to Promissory Note, dated February 26, 2019, between Manufactured Housing Properties Inc. and Metrolina Loan Holdings, LLC (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on April 1, 2019)
10.33	Revolving Promissory Note issued by Manufactured Housing Properties Inc. to Raymong M. Gee on October 1, 2017 (incorporated by reference to Exhibit 10.18 to the Amendment No. 2 to Registration Statement on Form 10 filed on July 13, 2018)
10.34†	Manufactured Housing Properties Inc. Stock Compensation Plan (incorporated by reference to Exhibit 6.21 to the Offering Statement on Form 1-A filed on May 9, 2019)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 15.1 to the Offering Statement on Form 1-A filed on May 9, 2019)
21.1*	List of subsidiaries of the registrant
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Executive Compensation Plan or Agreement

ITEM 16.	FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Manufactured Housing Properties Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Manufactured Housing Properties Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years ended December 31, 2019 and 2018, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Boynton Beach, Florida

April 14, 2020

MANUFACTURED HOUSING PROPERTIES INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

	2019	2018
Assets
Investment Property
Land	$11,130,259	$4,357,950
Site and Land Improvements	17,466,801	6,781,845
Buildings and Improvements	6,214,725	1,441,222
Total Investment Property	34,811,785	12,581,017
Accumulated Depreciation & Amortization	(1,394,958)	(699,184)
Net Investment Property	33,416,827	11,881,833
Cash and Cash Equivalents	4,146,411	458,271
Accounts Receivable, net	31,881	12,987
Other Assets	557,012	99,472
Total Assets	$38,152,131	$12,452,563

Liabilities
Accounts Payable	$227,406	$71,091
Notes Payable, net of $633,629 and $140,758	28,359,247	8,945,352
Notes Payable – Related Party	797,906	890,632
Note Payable – Related Party	1,730,000	2,754,550
Accrued Liabilities	551,481	612,819
Tenant Security Deposits	316,035	131,149
Total Liabilities	31,982,075	13,405,593

Commitments and Contingencies (See note 6)	-	-

Redeemable Preferred Stock – subject to redemption
Series A Cumulative Convertible Preferred Stock, par value $0.01 per share; 4,000,000 shares authorized; 1,890,000 and zero shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively; redemption value $7,087,500	4,909,000	-
Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized; 409,722 and zero shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively; redemption value $6,145,830	3,973,610-	-

Stockholders’ equity (deficit)
Common Stock, par value $0.01 per share; 200,000,000 shares authorized; 12,336,080 and 10,350,062 shares are issued and outstanding as of December 31, 2019 and 2018, respectively	123,361	103,500
Additional Paid in Capital	1,004,170	451,567
Accumulated Deficit	(3,840,085)	(1,801,338)
Total Manufactured Housing Properties Inc. Stockholders’ Deficit	(2,712,554)	(1,246,271)

Non-controlling Interest	-	293,241
Total Equity (Deficit)	(2,712,354)	(953,030)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$38,152,131	$12,452,563

See accompanying notes to consolidated financial statements

MANUFACTURED HOUSING PROPERTIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Revenue
Rental and related income	$2,968,472	$1,975,312
Management fees, related party	48,319	4,000
Home sales	4,900	21,000
Total revenues	3,021,691	2,000,312

Community operating expenses
Repair and maintenance	234,770	135,131
Real estate taxes	142,187	81,024
Utilities	212,719	149,516
Insurance	83,975	54,079
General and administrative expense	476,137	256,631
Total community operating expenses	1,149,788	676,381

Corporate payroll and overhead	1,253,383	1,030,527
Depreciation and amortization expense	786,179	534,290
Interest expense	1,312,469	1,001,455
Refinancing costs	552,272	-

Total Expenses	5,054,091	3,242,653

Net loss before provision for income taxes	(2,032,400)	(1,242,341)
Provision for income taxes	6,347	8,286
Net loss	(2,038,747)	(1,250,627)
Net Income attributable to the non-controlling interest	-	45,766
Net Loss attributable to the Company	$(2,038,747)	$(1,296,393)

Preferred stock dividends
Series A preferred	125,700	-
Series A preferred put option cost	184,000	-
Series B preferred	23,233	-
Series B preferred put option cost	28,004	-
Total preferred stock dividends	$360,937	$-

Net Loss attributable to common shareholders	$(2,399,684)	$(1,296,393)

Weighted average shares – basic and fully diluted	12,624,171	10,100,747

Weighted average – basic and fully diluted	$(0.19)	$(0.13)

See accompanying notes to consolidated financial statements

MANUFACTURED HOUSING PROPERTIES INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL	NON
		PAR		PAR	PAID IN	CONTROLLING	ACCUMULATED	STOCKHOLDERS’
	SHARES	VALUE	SHARES	VALUE	CAPITAL	INTEREST	DEFICIT	DEFICIT
Balance at January 1, 2018	-	$-	10,000,062	$100,000	$238,803	$302,580	$(504,945)	$136,438
Stock option expense	-	-	-	-	69	-	-	69
Non controlling Interest distributions	-	-	-	-	-	(55,105)	-	(55,105)
Stock issued for services	-	-	350,000	3,500	168,000	-	-	171,500
Imputed interest			-	-	44,695	-	-	44,695
Net income (loss)			-	-	-	45,766	(1,296,393)	(1,250,627)
Balance at December 31, 2018	-	$-	10,350,062	$103,500	$451,567	$293,241	$(1,801,338)	$(953,030)
Stock option expense	-	-	-	-	4,774	-	-	4,774
Common Stock issuance for acquisition of minority interest	-	-	2,000,000	20,000	517,562	(293,241)	-	244,321
Common stock issuance for related party note	-	-	545,000	5,450	299,750	-	-	305,200
Common stock issuance for cash for related party note	-	-	254,506	2,545	66,172	-	-	68,717
Common stock issuance for service	-	-	25,000	250	6,500	-	-	6,750
Common stock issued to the board	-	-	50,000	500	13,000			13,500
Purchase treasury common stock	-	-	(350,000)	(3,500)	(58,337)	-	-	(61,837)
Common stock repurchased and retired	-	-	(553,888)	(5,538)	(51,962)	-	-	(57,500)
Stock issued for services	-	-	-	-	24,500	-	-	24,500
Series A Preferred dividends	-	-	-	-	(125,700)	-	-	(125,700)
Accretion Series A Preferred			-	-	(28,004)	-	-	(28,004)
Series B Preferred dividends	-	-	-	-	(23,233)	-	-	(23,233)
Accretion Series B Preferred			-	-	(184,000)	-	-	(184,000)
Common Stock issuance to preferred share holders	-	-	15,400	154	4,004	-	-	4,158
Imputed interest	-	-	-	-	87,577	-	-	87,577
Net loss	-	-	-	-	-	-	(2,038,747)	(2,038,747)
Balance at December 31, 2019	-	$-	12,336,080	$123,361	$1,004,170	$-	$(3,840,085)	$(2,712,554)

See accompanying notes to consolidated financial statements

MANUFACTURED HOUSING PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Cash Flows from Operating Activities:
Net Loss	$(2,038,747)	$(1,250,627)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
In-kind contribution of interest	87,577	44,695
Provision for bad debts	10,117	59,657
Stock option expense	4,774	69
Stock compensation expense	349,950	171,500
Write off mortgage cost	68,280	-
Amortization debt discount	47,390	-
Loss on home sales	(11,678)	-
Depreciation and amortization	738,789	534,290
Changes in operating assets and liabilities:
Accounts receivable	(29,011)	(26,244)
Other assets	(457,540)	(49,501)
Accounts payable	156,315	35,365
Accrued expenses	(61,338)	476,459
Other liabilities and deposits	184,886	42,812
Net Cash Provided by (Used in) Operating Activities	(950,236)	38,475
Cash Flows from Investing Activities:
Purchases of investment properties	(22,022,684)	(231,247)
Proceeds from sale of properties	4,900	21,000
Net Cash Used in Investing Activities	(22,017,784)	(210,247)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	72,875	-
Proceeds from related – party note	7,075	448,750
Repayment of notes payable – related party	(99,801)	-
Proceeds from note payables	25,079,000	117,014
Repayment of notes payable	(5,172,234)	(236,551)
Proceeds from issuance of preferred stock	8,670,606	-
Purchase of treasury stock	(119,337)	-
Capitalized financing cost	(608,541)	-
Repayment of related party note	(3,719,550)	-
Proceeds from related party note	2,695,000	-
Preferred shares dividends	(148,933)	-
Non controlling interest (distributions)	-	(55,105)
Net Cash Provided by Financing Activities	26,656,160	274,108

Net Change in Cash and cash equivalents	3,688,140	102,336
Cash and cash equivalents at Beginning of the Period	458,271	355,935
Cash and cash equivalents at End of the Period	$4,146,411	$458,271

Cash paid for:
Income Taxes	$6,347	$8,286
Interest	$1,084,104	$751,344

Non-Cash Investing and Financing Activities
Purchase of minority interest in Pecan Grove	$537,562	$-
Non-cash Preferred stock accretion	$212,004	$-

See accompanying notes to consolidated financial statements

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Basis of Presentation

The Company prepares its consolidated financial statements present the balance sheets, statements of operations. changes in stockholder's deficit and cash flows of the Company under the accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Principle of Consolidation

The accompanying financial statements are presented on a consolidated basis the accounts of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated upon consolidation.

The Company’s subsidiaries are all formed as limited liability companies. The acquisition and date of consolidation are as follows:

Name of Subsidiary	State of Formation	Date of Consolidation	Ownership
Pecan Grove MHP LLC	North Carolina	October 12, 2016*	100%*
Butternut MHP Land LLC	Delaware	March 1, 2017	100%
Azalea MHP LLC	North Carolina	October 25, 2017	100%
Holly Faye MHP LLC	North Carolina	October 25, 2017	100%
Chatham Pines MHP LLC	North Carolina	October 31, 2017	100%
Maple Hills MHP LLC	North Carolina	October 31, 2017	100%
Lakeview MHP LLC	South Carolina	November 1, 2017	100%
MHP Pursuits LLC	North Carolina	January 31, 2019	100%
Mobile Home Rentals LLC	North Carolina	September 30, 2016	100%
Hunt Club MHP LLC	South Carolina	March 8, 2019	100%
B&D MHP LLC	South Carolina	April 4, 2019	100%
Crestview MHP LLC	North Carolina	June 28, 2019	100%
Springlake MHP LLC	Georgia	October 10, 2019	100%
ARC MHP LLC	South Carolina	November 13, 2019	100%

*	The Company originally acquired a 75% interest. In January 2019, the Company acquired the remaining 25% interest from a related party.

All intercompany transactions and balances have been eliminated in consolidation. The Company does not have a majority or minority interest in any other company, either consolidated or unconsolidated.

Revenue Recognition

The Company follows Topic 606 of the Financial Accounting Standards Board Accounting (“FASB”) Accounting Standards Codification (“ASC”) for revenue recognition and Accounting Standards Update (“ASU”) 2014-09. On January 1, 2018, the Company adopted ASU 2014-09, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when (or as) the Company satisfies a performance obligation. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the previous accounting standards. There was no impact to revenues as a result of applying ASU 2014-09 for the year ended December 31, 2019, and there have not been any significant changes to the Company’s business processes, systems, or internal controls as a result of implementing the standard.

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

Stock-Based Compensation

All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. The Company recorded stock option expense of $4,774 and $69 during the years ended December 31, 2019 and 2018, respectively.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Total dilutive securities outstanding as of December 31, 2019 and 2018 total totaled 2,299,722 and 0 convertible shares, respectively, and options of 659,175 and 541,334, respectively, which were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the years ended December 31, 2019 and 2018.

Management Estimates

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period . Actual results could differ from those estimates.

Reclassifications

Certain 2018 balances have been reclassified in the 2019 financial statement presentation. The reclassification of loan costs did not have any effects on the financial statements.

Cash and Cash Equivalents

For purposes of these financial statements, cash and cash equivalents include highly liquid debt instruments with maturity of less than three months.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. Currently our operating accounts are approximately $2,553,454 above the FDIC limit.

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

NOTE 2 – FIXED ASSETS

The following table summarizes the Company's property and equipment balances are generally used to depreciate the assets on a straight-line basis:

Fixed Assets	2019	2018
Investment Property
Land	$11,130,259	$4,357,950
Site and Land Improvements	17,466,801	6,781,845
Buildings and Improvements	6,214,725	1,441,222
Total Investment Property	34,811,785	12,581,017
Accumulated Depreciation & Amortization	(1,394,958)	(699,184)
Net Investment Property	$33,358,019	$11,881,833

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 were $738,789 and $534,290, respectively. Total additional fixed assets during the years ended December 31, 2019 and 2018 were $22,022,684 and $231,247, respectively.

NOTE 3 – ACQUISITIONS

During the fourth quarter 2016, the Company acquired the assets of its first manufactured housing community containing 81 home sites. During the year ended December 31, 2017, the company acquired the assets of six manufactured housing communities containing approximately 360 home sites. The Company had five additional acquisitions during the year ended December 31, 2019. These were asset acquisitions from third parties and have been accounted for as asset acquisitions. The acquisition date estimated fair value was determined by third party appraisals. The acquisition of the manufactured housing communities acquired assets consisted of the following:

Acquisition Date	Name	Land	Improvements	Building	Total Purchase Price
November 2016	Pecan Grove MHP	$1,583,071	$432,501	$20,463	$2,036,035
April 2017	Butternut MHP	85,000	1,130,527	431,618	1,647,145
November 2017	Azalea MHP	149,200	559,936	114,959	824,095
November 2017	Holly Faye MHP	160,000	553,273	3,700	716,973
November 2017	Chatham MHP	940,000	965,900	2,000	1,907,900
November 2017	Lakeview MHP	520,000	1,226,256	53,564	1,799,820
December 2017	Maple Hills MHP	1,165,000	1,943,710	843,885	3,952,595
April 2019	Hunt Club MHP	1,394,275	589,500	3,886	1,987,661
May 2019	B&D MHP	1,750,000	914,061	-	2,664,061
August 2019	Crestview MHP	991,750	2,975,250	1,533,000	5,500,000
November 2019	Springlake MHP	923,213	2,769,637	1,582,650	5,275,500
December 2019	ARC MHP	1,468,750	3,406,250	1,625,000	6,500,000
		$11,130,259	$17,466,801	$6,214,725	$34,811,785

Pro-forma Financial Information (unaudited)

The following unaudited pro-forma information presents the combined results of operations for the periods as if the above acquisitions of manufactured housing communities had been completed on January 1, 2018.

	For the Years Ended December 31,
	2019	2018
Total Revenue	$5,039,009	$4,965,466
Total Expenses	5,830,724	4,641,410
Depreciation & Amortization	1,476,322	1,701,436
Interest Expense	1,850,999	1,866,883
Preferred Stock Dividends / Accretion	360,937	-
Net Income (Loss)	$(4,479,973)	$(3,244,263)
Net Loss Per Share	$(0.35)	$(0.32)

NOTE 4 – PROMISSORY NOTES

Secured Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities. These promissory notes range from 4.5% to 7.0% with 20 to 25 years principal amortization. Two of the promissory notes had an initial 6 months period on interest only payments. The promissory notes are secured by the real estate assets and $6,344,894 for three assets were guaranteed by Raymond M. Gee, the Company’s chairman, chief executive officer and owner of the principal stockholder of the Company.

During the year ended December 31, 2019, the Company refinanced a total of $4,940,750 from current loans payable to $8,241,000 of new notes payable from five of the communities, resulting in an additional loan payable of $3,320,859. The Company used the additional loans payable proceeds from the refinance to retire the related party note payable described below. As of December 31, 2019, the Company wrote off mortgage costs of $68,280 and capitalized $608,541 of mortgage costs due to the refinancing. As of December 31, 2019, the outstanding balance on these notes was $8,134,996. The following are terms of these notes:

	Maturity Date	Interest Rate	Balance 12/31/19	Balance 12/31/18
Butternut MHP Land LLC (see Note 9)	03/30/20	6.500%	$1,114,819	$1,134,971
Butternut MHP Land LLC Mezz (see Note 9)	04/01/27	7.000%	280,013	287,086
Pecan Grove MHP LLC	11/04/26	4.500%	3,095,274	1,270,577
Azalea MHP LLC	11/10/27	5.000%	835,445	598,571
Holly Faye MHP LLC	10/01/38	4.000%	574,096	462,328
Chatham MHP LLC	12/01/22	5.125%	1,771,506	1,366,753
Lakeview MHP LLC	12/01/22	5.125%	1,857,266	1,222,521
B&D MHP LLC	05/02/29	5.500%	1,854,788	-
Hunt Club MHP LLC	05/01/24	5.750%	1,447,364	-
Crestview MHP LLC	08/01/24	5.500%	4,173,652	-
Springlake MHP LLC	11/14/22	4.500%	4,000,000	-
ARC MHP LLC	01/01/30	5.500%	5,300,000	-
Maple Hills MHP LLC	01/01/23	5.125%	2,688,653	2,743,303
Totals note payables			28,992,876	9,086,100
Discount Direct Lender Fees			(692,454)	(140,758)
Total net of Discount			$28,359,247	$8,945,352

Related Party Promissory Note

On May 8, 2017, the Company issued a promissory note to Metrolina Loan Holdings, LLC (“Metrolina”) in the principal amount of $3,000,000. The note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The note originally awarded Metrolina 455,000 shares of Common Stock as consideration, which resulted in making Metrolina a related party due to its significant ownership. During the year ended December 31, 2019, the Company paid off the entire balance on the note of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the Company’s Common Stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. The note gives Metrolina the right and option to purchase its pro rata share of debt or equity securities issued to maintain up to 10% equity interest in the Company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019. As of December 31, 2019, the balance on this note was $1,730,000. The related party note is guaranteed by Mr. Gee.

Revolving Promissory Note

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. As of December 31, 2019, the outstanding balance on this note was $797,906. During the years ended December 31, 2019 and 2018, the Company recorded imputed interest related to the note of $87,577 and $44,695, respectively.

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable at December 31, 2019 were:

2020	$480,907
2021	2,254,163
2022	5,329,658
2023	2,996,492
2024 and Thereafter	20,459,561
Total minimum principal payments	$31,520,781

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

Dividend Rate and Payment Dates. Dividends on the Series A Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series A Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.017 per share each month, which is equivalent to the rate of 8% of the $2.50 liquidation preference per share. Dividends on shares of Series A Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the year ended December 31, 2019, the Company paid dividends of $125,700.

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

Stockholder Optional Conversion. Each share of Series A Preferred Stock is convertible, at any time and from time to time, at the option of the holder thereof and without the payment of additional consideration, into that number of shares of Common Stock determined by dividing the liquidation preference of such share by the conversion price then in effect. The conversion price is initially equal $2.50, subject to adjustment as set forth in the certificate of designation. In addition, if at any time the trading price of the Common Stock is greater than the liquidation preference of $2.50, the Company may deliver a written notice to all holders to cause each holder to convert all or part of such holders’ Series A Preferred Stock.

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series A Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series A Preferred Stock at a call price equal to $3.75, or 150% of the original issue price of the Series A Preferred Stock, and correspondingly, each holder of shares of Series A Preferred Stock shall have a right to put the shares of Series A Preferred Stock held by such holder back to us at a put price equal to $3.75, or 150% of the original issue purchase price of such shares. During the year ended December 31, 2019, the Company recorded a put option cost of $184,000.

Voting Rights. The Company may not authorize or issue any class or series of equity securities ranking senior to the Series A Preferred Stock as to dividends or distributions upon liquidation (including securities convertible into or exchangeable for any such senior securities) or amend the Company’s articles of incorporation (whether by merger, consolidation, or otherwise) to materially and adversely change the terms of the Series A Preferred Stock without the affirmative vote of at least two-thirds of the votes entitled to be cast on such matter by holders of the outstanding shares of Series A Preferred Stock, voting together as a class. Otherwise, holders of the shares of Series A Preferred Stock do not have any voting rights.

As of December 31, 2019, that Company has issued 1,890,000 shares of Series A Preferred Stock for a total of $4,725,000 in cash. As of December 31, 2019, the Series A Preferred stock balance was made up of Series A Preferred Stock totaling $4,725,000 and Accretion of put options totaling $184,000.

Series B Preferred Stock

On December 2, 2019, the Company filed a certificate of designation with the Nevada Secretary of State pursuant to which the Company designated 1,000,000 shares of its preferred stock as Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). The Series B Preferred Stock has the following voting powers, designations, preferences and relative rights, qualifications, limitations or restrictions:

Ranking. The Series B Preferred Stock rank, as to dividend rights and rights upon liquidation, dissolution, or winding up, senior to the Common Stock and pari passu with the Series A Preferred Stock.

Dividend Rate and Payment Dates. Dividends on the Series B Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series B Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.067 per share each month, which is equivalent to the annual rate of 8% of the $10.00 liquidation preference per share; provided that upon an event of default (generally defined as the Company’s failure to pay dividends when due or to redeem shares when requested by a holder), such amount shall be increased to $0.083 per month, which is equivalent to the annual rate of 10% of the $10.00 liquidation preference per share. During the year ended December 31, 2019, the Company paid dividends of $23,233.

Liquidation Preference. The liquidation preference for each share of Series B Preferred Stock is $10.00. Upon a liquidation, dissolution or winding up of the Company, holders of shares of Series B Preferred Stock will be entitled to receive the liquidation preference with respect to their shares plus an amount equal to any accrued but unpaid dividends (whether or not declared) to, but not including, the date of payment with respect to such shares.

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series B Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series B Preferred Stock at a call price equal to $15.00, or 150% of the original issue price of the Series B Preferred Stock, and correspondingly, each holder of shares of Series B Preferred Stock shall have a right to put the shares of Series B Preferred Stock held by such holder back to the Company at a put price equal to $15.00, or 150% of the original issue purchase price of such shares. During the year ended December 31, 2019, the Company recorded a put option cost of $28,004.

Voting Rights. The Company may not authorize or issue any class or series of equity securities ranking senior to the Series B Preferred Stock as to dividends or distributions upon liquidation (including securities convertible into or exchangeable for any such senior securities) or amend the Company’s articles of incorporation (whether by merger, consolidation, or otherwise) to materially and adversely change the terms of the Series B Preferred Stock without the affirmative vote of at least two-thirds of the votes entitled to be cast on such matter by holders of outstanding shares of Series B Preferred Stock, voting together as a class. Otherwise, holders of the shares of Series B Preferred Stock do not have any voting rights.

No Conversion Right. The Series B Preferred Stock is not convertible into shares of Common Stock.

On November 1, 2019, the Company launched an offering under Regulation A of Section 3(6) of the Securities Act of 1933, as, amended, for Tier 2 offerings, pursuant to which the Company is offering up to 1,000,000 shares of Series B Preferred Stock at an offering price of $10.00 per share, for a maximum offering amount of $10,000,000. In addition, the Company is offering bonus shares to early investors in this offering, whereby the first 400 investors will receive, in addition to Series B Preferred Stock, 100 shares of Common Stock, regardless of the amount invested, for a total of 40,000 shares of Common Stock. As of December 31, 2019 there were 15,400 shares of Common Stock issued with a fair value of $4,158.

As of December 31, 2019, the Company sold an aggregate of 409,722 shares of Series B Preferred Stock for total gross proceeds of $4,097,220. After deducting a placement fee and other expenses, the Company received net proceeds of $3,945,606.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of Common Stock, par value $0.01 per share. As of December 31, 2019, there were 12,336,080 shares of Common Stock issued and outstanding.

The Company repurchased and retired 553,888 shares of Common Stock for $57,500 during the fourth quarter of fiscal year 2019.

(A) Stock issued for Service

In November 2018, the Company issued 350,000 shares of Common Stock for services to an investment bank for advisory services with a fair value of $171,500, and $24,500 of that fair value was expensed during the three months ended March 31, 2019. During year ended December 31, 2019, the Company purchased these shares back into treasury for a total of $61,837 due to the termination of the advisory service agreement with the investment bank.

In February 2019, the Company issued an additional 545,000 shares of Common Stock for services to Metrolina with a fair value of $305,200.

In November 2019, the Company issued 50,000 shares of Common Stock to board members with a value of $13,500.

In October 2019, the Company issued 25,000 shares of Common Stock for consulting services with a value of $6,750.

(B) Stock issued for Cash

In June 2019, the Company issued an additional 254,506 shares of Common Stock for cash of $68,717 to Metrolina upon its exercise of its option to purchase additional stock to maintain up to 10% ownership of the Company’s Common Stock outstanding.

In December 2019, the Company issued 15,400 shares of Common Stock to early investors in the Regulation A offering, valued at $4,158.

(C) Stock issued for Acquisition

In January 2019, the Company issued 2,000,000 shares of Common Stock to Gvest Real Estate Capital LLC to acquire the 25% minority interest in Pecan Grove, which were valued at the historical cost value of $537,562.

(D) Stock Split

In March 2018, the Company completed a 1-for-6 reverse split of its outstanding shares of Common Stock resulting in the reduction of the total outstanding Common Stock from 60,000,000 shares to 10,000,062 shares. The consolidated financial statements have been retroactively adjusted to reflect the stock split.

(E) Equity Incentive Plan

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

The Company recorded stock option expense of $4,774 and $69 during the years ended December 31, 2019 and 2018, respectively.

The following table summarizes the stock options outstanding as of December 31, 2019 and 2018:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2017	698,000	0.01	10.0
Granted	-	-	-
Exercised	-	-	-
Forfeited / cancelled / expired	(156,666)	-	-
Outstanding at December 31, 2018	541,334	$0.01	9.0
Granted	136,500	0.27	10.0
Exercised	-	-	-
Forfeited / cancelled / expired	(21,659)	-	-
Outstanding at December 31, 2019	656,175	$0.21	8.7

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options holders exercised their options on December 31, 2019. As of December 31, 2019, there were 565,175 “in-the-money” options with an aggregate intrinsic value of 1,549,106.

The following table summarizes information concerning options outstanding as of December 31, 2019:

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price
$0.01	519,675	8.0	$0.01	519,675	$0.01
0.27	136,500	10.0	0.27	45,500	0.27

The following table summarizes information concerning options outstanding as of December 31, 2018:

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price
$0.01	541,334	9.0	$0.01	377,000	$0.01

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

Stock option assumptions	December 31, 2019	December 31, 2018
Risk-free interest rate	0.26%	1.95%
Expected dividend yield	0.00%	0.00%
Expected volatility	15.17%	16.71%
Expected life of options (in years)	10	10

NOTE 7 – RELATED PARTY TRANSACTIONS

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. As of December 31, 2019, the outstanding balance on this note was $797,906. During the years ended December 31, 2019 and 2018, the Company recorded imputed interest related to the note of $87,577 and $44,695, respectively.

On May 8, 2017, the Company issued a promissory note to Metrolina in the principal amount of $3,000,000. The note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The note originally awarded Metrolina 455,000 shares of Common Stock as consideration, which resulted in making Metrolina a related party due to its significant ownership. During the year ended December 31, 2019, the Company paid off the entire balance on the note of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the Company’s Common Stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. The note gives Metrolina the right and option to purchase its pro rata share of debt or equity securities issued to maintain up to 10% equity interest in the Company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019. As of December 31, 2019, the balance on this note was $1,730,000. The related party note is guaranteed by Mr. Gee.

In January 2019, the Company issued 2,000,000 shares of Common Stock to Gvest Real Estate Capital LLC, an entity controlled by Mr. Gee, to acquire the 25% minority interest in Pecan Grove, which were valued at the historical cost value of $537,562.

During the year ended December 31, 2019, the Company entered into an office lease agreement with Gvest Real Estate Capital LLC for the lease of its offices. The lease is $4,000 per month and is on a month-to-month term. Total rent expense for the year ended December 31, 2019 was $16,000.

During the years ended December 31, 2019 and 2018, the Company recorded $48,319 and $4,000, respectively in revenues related to property management consulting services provided to Gvest Real Estate Capital LLC.

During the year ended December 31, 2019, Mr. Gee received a $50,000 fee for his personal guarantee on a promissory note relating to a loan for one of our acquisitions. The fee was recorded as a loan cost and is amortized over the five year life of the loan.

NOTE 8 – INCOME TAXES

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The TCJA, among other things, contains significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; a limitation of the tax deduction for interest expense; a limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”; and repeal of the federal Alternative Minimum Tax.

At December 31, 2019 and 2018, the Company had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by the Federal statutory tax rate of 21%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at December 31, 2019 and 2018.

As of December 31, 2019 and 2018, the Company had net operating loss carryforwards of approximately $3,057,500 and $1,492,600, respectively. The change in the valuation allowance for the years ended December 31, 2019 and 2018 were $403,987 and $275,525, respectively.

The significant components of the deferred tax asset at December 31, 2019 and 2018 was as follows:

	For the Years Ended
	December 31, 2019	December 31, 2018
Statutory rate applied to income (loss) before income taxes	$(520,747)	$(322,845)
Increase in income taxes results from:
Non-deductible expense	123,107	55,606
Change in tax rate estimates	-	-
Change in valuation allowance	403,987	275,525
Income tax expense (benefit)	$6,347	$8,286

The difference between income tax expense computed by applying the federal statutory corporate tax rate and provision for actual income tax is as follows:

	For the Year Ended
	December 31, 2019	December 31, 2018
Income tax benefit at U.S. statutory rate of 34%	-21.00%	-21.00%
Income tax benefit - State	-3.33%	-2.04%
Non-deductible expense	5.97%	4.29%
Change in valuation allowance	19.58%	21.25%
Income tax expense (benefit)	1.22%	2.50%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The effects of temporary differences that gave rise to deferred tax assets are as follows:

	For the Year Ended
	December 31, 2019	December 31, 2018
Deferred tax assets:
Amortization expense	$11,544	$7,288
Operating loss carryforwards	780,978	381,247
Gross deferred tax assets	792,522	388,535
Valuation allowance	(792,522)	(388,535)
Net deferred income tax asset	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

Additional Closings of Regulation A Offering

Subsequent to December 31, 2019, the Company sold an aggregate of 92,640 shares of Series B Preferred Stock for total gross proceeds of $956,400 under the Regulation A offering described above. After deducting a placement fee and other expenses, the Company received net proceeds of approximately $889,452. The Company also issued 3,900 shares of Common Stock to early investors.

Countryside Acquisition

On January 7, 2020, MHP Pursuits LLC, a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement with J & A Real Estate LLC (“J&A”) for the purchase of a manufactured housing community known as Countryside Estates Mobile Home Park, which is located in Lancaster, North Carolina and totals 110 sites, for a total purchase price of $3.7 million. On March 12, 2020, the closing was completed and the Company’s newly formed wholly owned subsidiary Countryside MHP LLC (“Countryside”) purchased the property.

In connection with the closing, on March 12, 2020, Countryside issued a promissory note to J&A in the principal amount of $3,000,000. The remainder of the purchase price, or $700,000, was paid in cash. The note bears interest at the rate of 5.5% per annum, or the maximum rate allowed by applicable law, and is due and payable in full on March 20, 2050. Payments for the first twelve (12) months of the term of the note shall be interest-only in the amount of $13,750 per month. Thereafter, principal and interest, in the amount of $17,201 per month, shall be due and payable based upon a thirty (30) year amortization. If any monthly payment is not received by J&A within fifteen (15) days after the applicable due date, Countryside must pay a late charge in an amount equal to the delinquent amount then due multiplied by 4%. Countryside may prepay the note, in whole or in party, at any time without penalty.

The note also contains customary events of default, including: (i) if Countryside shall be in default in the payment of any principal, interest or other amount due under the note and such default shall not be cured within five (5) days after written notice from J&A; (ii) if Countryside shall be in default in the performance of any non-monetary obligation in the note and such default shall not be cured within thirty (30) days after written notice from J&A; or (iii) if Countryside shall default in the due observation or performance of any covenant, condition or agreement contained in the mortgage described below and such default shall not be cured within thirty (30) days after written notice from J&A. Upon the occurrence of an event of default, interest on the aggregate outstanding indebtedness (including accrued interest) of the note shall increase to 5.5% per annum plus the U.S. Prime Rate as measured and reported by the Wall Street Journal and in effect on the date of default, until such aggregate indebtedness is paid in full.

The note is secured by a mortgage, assignment of rents and leases, security agreement and fixture filing with respect to the property. The mortgage contains customary representations, warranties and covenants by Countryside and remedies upon an event of default under the note.

Evergreen Acquisition

On January 1, 2020, MHP Pursuits LLC, a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement with Evergreen Marketing LLC for the purchase of a manufactured housing community known as Evergreen Pointe Mobile Home Park, which is located in Dandridge, Tennessee and totals 65 sites, for a total purchase price of $1,438,000. On March 17, 2020, the closing was completed and the Company’s newly formed wholly owned subsidiary Evergreen MHP LLC (“Evergreen”) purchased the property.

In connection with the closing, on March 17, 2020, Evergreen entered into a loan agreement with Hunt Mortgage Capital, LLC (the “Lender”), for a loan in the principal amount of $1,150,000 and Evergreen issued a promissory note to the Lender in the principal amount of $1,150,000. The remainder of the purchase price, or $288,000, was paid in cash.

The note bears interest at a rate of 3.99% per annum and is due and payable on April 1, 2032. The monthly payments under the note are equal to $5,483.65. If any monthly payment is not received by the Lender within ten (10) days after the applicable due date, Evergreen must pay a late charge in an amount equal to the delinquent amount then due multiplied by 5%. Furthermore, if any payment remains past due for thirty (30) days or more, interest on such unpaid amounts shall accrue at the lesser of 7.99% or the maximum rate allowed by applicable law. Evergreen may prepay the note in full, but not in part, at any time if it pays a prepayment premium calculated in accordance with the loan agreement.

The note is secured by the property and guaranteed by Mr. Raymond M. Gee, the Company’s Chief Executive Officer, Gvest Capital Real Estate LLC, an entity controlled by Mr. Gee, and the Company (the “Guarantors”).

The loan agreement was subject to customary closing conditions and contains customary representations and warranties. The loan agreement also contains customary financial and other covenants for a loan of this type. The loan agreement also contains customary events of default, some of which are subject to cure periods as set forth in the loan agreement, including, but not limited to: (i) any failure by Evergreen to pay or deposit when due any amount required by the note, the loan agreement or any other loan document (as defined in the loan agreement); (ii) any failure by Evergreen to maintain the insurance coverage required by any loan document; (iii) if any warranty, representation, certification, or statement of Evergreen or any Guarantor in the loan agreement or any of the other loan documents is false inaccurate, or misleading in any material respect when made; (iv) the fraud, gross negligence, willful misconduct, or material misrepresentation or material omission by or on behalf of Evergreen or any Guarantor or any of their officers, directors, trustees, partners, members, or managers in connection with the application for, or creation of, the loan or any financial statement, rent roll, or other report or information provided to Lender during the term of the loan; (v) the occurrence of any transfer (as defined in the loan agreement) not permitted by the loan documents; (vi) the occurrence of a bankruptcy event (as defined in the loan agreement); (vii) if a Guarantor is a natural person, the death of such individual, unless certain requirements set forth in the loan agreement are met; (viii) the occurrence of a guarantor bankruptcy event (as defined in the loan agreement), unless certain requirements of the loan agreement are met; (ix) any failure by Evergreen or a Guarantor to comply with certain covenants in the loan agreement; or (x) any failure by Evergreen to perform any of its obligations under the loan agreement or any loan document as and when required.

Repayment of Metrolina Note

In February 2020, the Company repaid $1,000,000 of principal and accrued interest on the Metrolina related party promissory note.

Loan Refinancing

On April 1, 2020, the Company refinanced the loans for Butternut MHP Land LLC (see Note 4) with the existing lender to increase the loan amount to $1,388,019 and to extend the maturity date to April 10, 2025. In addition, the interest rate was changed to 6% per annum, provided that on April 10, 2023 and thereafter, the interest rate shall be equal to (i) the per annum rate of interest identified as the “Prime Rate” as published in the monthly rates section of the Wall Street Journal plus (ii) 1% per annum, adjusted as the first day of each calendar quarter. The loan, as modified, is secured by the real estate assets of Butternut MHP Land LLC and is guaranteed by the Company and Raymond M. Gee, who received a loan guarantee fee of $70,000.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2020	MANUFACTURED HOUSING PROPERTIES INC.

/s/ Raymond M. Gee
Name: Raymond M. Fee
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Raymond M. Gee	Chairman and Chief Executive Officer (Principal Executive Officer)	April 14, 2020
Raymond M. Gee

/s/ Michael Z. Anise	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 14, 2020
Michael Z. Anise

/s/ Terry Robertson	Director	April 14, 2020
Terry Robertson

/s/ James L. Johnson	Director	April 14, 2020
James L. Johnson

/s/ William H. Carter	Director	April 14, 2020
William H. Carter