Form 10-Q
period 2020-03-31
MANUFACTURED HOUSING PROPERTIES INC.
filed 2020-05-15
CIK 1277998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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

As of May 14, 2019, there were 12,342,080 common shares of the registrant issued and outstanding.

Manufactured Housing Properties Inc.

Quarterly Report on Form 10-Q

Period Ended March 31, 2020

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MANUFACTURED HOUSING PROPERTIES INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

	March 31, 2020	December 31, 2019
Assets	(unaudited)	(As Revised)
Investment Property
Land	$12,094,338	$10,885,938
Site and Land Improvements	20,286,401	17,466,801
Buildings and Improvements	7,396,472	6,214,725
Total Investment Property	39,777,211	34,567,464
Accumulated Depreciation & Amortization	(1,750,330)	(1,394,958)
Net Investment Property	38,026,881	33,172,506
Cash and Cash Equivalents, including restricted cash of $335,905	2,748,681	4,146,411
Accounts Receivable, net	40,029	31,881
Other Assets	523,105	557,012
Total Assets	$41,338,696	$37,907,810

Liabilities
Accounts Payable	$271,727	$227,406
Notes Payable, net of $821,772 and $633,629 debt discount	32,194,746	28,359,247
Note Payable – Related Party	689,546	797,906
Note Payable – Line of Credit Related Party	816,500	1,730,000
Accrued Liabilities	572,353	551,481
Tenant Security Deposits	335,905	316,035
Total Liabilities	34,880,777	31,982,075

Commitments and Contingencies (See note 5)

Redeemable Preferred Stock – subject to redemption
Series A Cumulative Redeemable Convertible Preferred Stock, par value $0.01 per share; 4,000,000 shares authorized; 1,890,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019; redemption value $7,087,500	5,027,125	4,909,000
Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized; 524,957 and 409,722 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively; redemption value $7,874,355	5,172,664	3,973,610

Stockholders’ deficit
Common Stock, par value $0.01 per share; 200,000,000 shares authorized; 12,342,080 and 12.336,080 shares are issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	123,421	123,361
Additional Paid in Capital	328,959	759,849
Accumulated Deficit	(4,194,250)	(3,840,085)
Total Stockholders’ Deficit	(3,741,870)	(2,956,875)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$41,338,696	$37,907,810

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	March 31, 2020	March 31, 2019
Revenue
Rental and related income	$1,302,412	$524,374
Management fees, related party	3,725	12,000
Total revenues	1,306,137	536,374

Community operating expenses
Repair and maintenance	66,570	43,290
Real estate taxes	59,190	23,561
Utilities	141,461	31,593
Insurance	41,901	6,271
General and administrative expense	205,570	95,106
Total community operating expenses	514,692	199,821

Corporate payroll and overhead	317,443	135,963
Depreciation and amortization expense	389,993	134,926
Interest expense	438,174	232,706
Refinancing costs	-	552,272

Total Expenses	1,660,302	1,255,688

Net loss before provision for income taxes	(354,165)	(719,314)
Provision for income taxes	-	-
Net Loss attributable to the Company	$(354,165)	$(719,314)

Preferred stock dividends
Series A preferred dividends	94,500	4,667
Series A preferred put option value accretion	118,125	-
Series B preferred dividends	92,996	-
Series B preferred put option value accretion	127,368	-
Total preferred stock dividends	$432,989	$4,667

Net Loss attributable to common shareholders	$(787,154)	$(723,981)

Weighted average shares – basic and fully diluted	12,339,291	12,527,673

Weighted average – basic and fully diluted	$(0.06)	$(0.06)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	COMMON STOCK		ADDITIONAL	NON		STOCKHOLDERS’
	SHARES	PAR VALUE	PAID IN CAPITAL	CONTROLLING INTEREST	ACCUMULATED DEFICIT	EQUITY (DEFICIT)

Balance at January 1, 2019	10,350,062	$103,500	$451,567	$293,241	$(1,801,338)	$(953,030)
Stock option expense	-	-	8	-	-	8
Common Stock issuance for acquisition of minority interest (as revised)	2,000,000	20,000	273,241	(293,241)	-	-
Common Stock issuance for related party line of credit	545,000	5,450	299,750	-	-	305,200
Common Stock issuance for service	-	-	24,500	-	-	24,500
Preferred shares Series A dividends	-	-	(4,667)	-	-	(4,667)
Imputed interest	-	-	14,004	-	-	14,004
Net Loss	-	-	-	-	(719,314)	(719,314)
Balance at March 31, 2019 (as revised)	12,895,062	$128,950	$1,058,403	$-	$(2,520,652)	$(1,333,299)

Balance at January 1, 2020 (as revised)	12,336,080	$123,361	$759,849	$-	$(3,840,085)	$(2,956,875)
Stock option expense	-	-	539	-	-	539
Common Stock issuance to preferred share holders	6,000	60	1,560	-	-	1,620
Preferred shares Series A dividends	-	-	(94,500)	-	-	(94,500)
Preferred shares Series A put option value accretion	-	-	(118,125)	-	-	(118,125)
Preferred shares Series B dividends	-	-	(92,996)	-	-	(92,996)
Preferred shares Series B put option value accretion	-	-	(127,368)	-	-	(127,368)
Net Loss	-	-	-	-	(354,165)	(354,165)
Balance at March 31, 2020	12,342,080	$123,421	$328,959	$-	$(4,194,250)	$(3,741,870)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities:
Net Loss	$(354,165)	$(719,314)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
In-kind contribution of interest	-	14,004
Provision for bad debts	3,802	4,076
Stock option expense	539	8
Stock compensation expense	-	329,700
Write off mortgage cost	-	68,195
Depreciation and amortization	389,993	134,927
Changes in operating assets and liabilities:
Accounts receivable	(8,148)	(331)
Other assets	33,907	(154,177)
Accounts payable	44,321	(22,734)
Accrued expenses	(31,306)	(235,684)
Other liabilities and deposits	19,870	1,391
Net Cash Provided by (Used in) Operating Activities	98,813	(579,939)
Cash Flows from Investing Activities:

Capital Improvements	(71,747)	-
Purchases of investment properties	(988,000)	(33,514)
Net Cash Used in Investing Activities	(1,059,747)	(33,514)
Cash Flows from Financing Activities:
Proceeds from related – party note	-	7,076
Repayment of note payable – line of credit related party	(913,500)	(2,754,550)
Proceeds from note payables	-	8,241,000
Repayment of notes payable	(126,358)	(4,942,319)
Proceeds from issuance of preferred stock	1,152,350	600,000
Fees in connection of preferred stock issuance	(80,664)	(110,039)
Repayment of note payable - related party	(108,360)	-
Payment of mortgage costs recorded as debt discount	(172,768)	-

Preferred shares dividends	(187,496)	(4,667)
Net Cash Provided by (Used in) Financing Activities	(436,796)	1,036,501

Net Change in cash, cash equivalents and restricted cash	(1,397,730)	423,048
Cash, cash equivalents and restricted cash at beginning of the period	4,146,411	458,271
Cash, cash equivalents and restricted cash at end of the period	$2,748,681	$881,319

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$2,412,776	$748,779
Restricted cash	335,905	132,540
	$2,748,681	$881,319
Cash, cash equivalents and restricted cash consist of the following:
Beginning of period
Cash and cash equivalents	$3,830,376	$327,122
Restricted cash	316,035	131,149
	$4,146,411	$458,271
Cash paid for:
Income Taxes	$-	$-
Interest	$405,409	$218,702

Non-Cash Investing and Financing Activities
Purchase of Minority Interest in Pecan Grove	$-	$537,562
Notes related to acquisitions	$4,150,000	-
Non-cash Preferred stock accretion	$245,493	$-

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The December 31, 2019 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 14, 2020. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The Company’s formation of all subsidiaries and date of consolidation are as follows:

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company’s revenues primarily consist of rental revenues and fee and other income. The Company has the following revenue sources and revenue recognition policies:

•	Rental revenues include revenues from the leasing land lot or a combination of both, the mobile home and land at our properties to tenants.
o	Revenues from the leasing of land lot or a combination of both, the mobile home and land at the Company’s properties to tenants include (i) lease components, including land lot or a combination of both, the mobile home and land, and (ii) reimbursement of utilities and account for the components as a single lease component in accordance with Accounting Standards Codification (“ASC”) 842.
o	Revenues derived from fixed lease payments are recognized on a straight-line basis over the non-cancelable period of the lease. The Company commences rental revenue recognition when the underlying asset is available for use by the lessee. Revenue derived from the reimbursement of utilities are generally recognized in the same period as the related expenses are incurred. The Company’s leases are month-to-month.
•	Fee and other income include late fees, violation fees and other revenue arising from contractual agreements with third parties. This revenue is recognized as the services are transferred in accordance with ASC 606.
•	Mobile home sale revenues are recognized in accordance with Topic 606 of the Financial Accounting Standards Board (“FASB”) ASC for revenue recognition. On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when (or as) we satisfy a performance obligation.

Under ASC 842, the Company must assess on an individual lease basis whether it is probable that the Company will collect the future lease payments. The Company considers the tenant's payment history and current credit status when assessing collectability. When collectability is not deemed probable, the Company will write-off the tenant's receivables, including straight-line rent receivable, and limit lease income to cash received.

Accounts Receivable

Accounts receivable consist primarily of amounts currently due from residents. Accounts receivables are reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for losses. The Company records an allowance for bad debt when receivables are over 90 days old.

Acquisitions

The Company accounts for acquisitions as asset acquisitions in accordance with ASC 805, “Business Combinations,” and allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, site and land improvements, buildings and improvements and rental homes. The Company allocates the purchase price of an acquired property generally determined by internal evaluation as well as third-party appraisal of the property obtained in conjunction with the purchase.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Total dilutive securities outstanding as of March 31, 2020 and 2019 totaled 656,175 and 541,334 stock options, respectively, 1,890,000 and 280,000 convertible Preferred Series A shares, respectively, which are convertible into common shares at $2.50 per share for a total of 756,000 and 112,000, respectively, which are not included in dilutive loss per share as the effect would be anti-dilutive.

Use of Estimates

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Investment Property and Depreciation

Investment property which consists of property and equipment are carried at cost. Depreciation for Sites and Building is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 15 to 25 years). Depreciation of Improvements to Sites and Buildings, Rental Homes and Equipment and Vehicles is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 3 to 25 years). Land Development Costs are not depreciated until they are put in use, at which time they are capitalized as Sites and Land Improvements. Interest Expense pertaining to Land Development Costs are capitalized. Maintenance and Repairs are charged to expense as incurred and improvements are capitalized. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the financial statement and any gain or loss is reflected in the current period’s results of operations.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impairment Policy

The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the three months ended March 31, 2020 and 2019.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash balances at banks and deposits at times may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially secure and, accordingly, minimal credit risk exists. At March 31, 2020 and December 31, 2019, the Company had approximately $1,155,724 and $2,553,454 above the FDIC-insured limit, respectively, including restricted cash held for tenants security deposits of $335,905 and $316,035, respectively.

Stock Based Compensation

All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. The Company recorded stock option expense of $539 and $8 during the three months ended March 31, 2020 and 2019, respectively.

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

Reclassifications

Certain amounts in the prior period presentation have been reclassified to conform with the current presentation.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties, if any, with income tax expense in the accompanying consolidated statement of operations. As of March 31, 2020, and December 31, 2019, there were no such accrued interest or penalties.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2022. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements.

In March 2019, the FASB issued ASU No. 2019-01, “Leases (Topic 842): Codification Improvements.” ASU 2019-01 aligns the guidance for fair value of the underlying asset by lessors with existing guidance in Topic 842. The ASU requires that the fair value of the underlying asset at lease commencement is its cost reflecting in volume or trade discounts that may apply. However, if there has been a significant lapse of time between the date the asset was acquired and the lease commencement date, the definition of fair value as outlined in Topic 820 should be applied. In addition, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is still evaluating the impact of this ASU on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Impact of Coronavirus Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The virus has since spread to over 150 countries and every state in the United States. On March 11, 2020, the World Health Organization declared the outbreak a pandemic, and on March 13, 2020, the United States declared a national emergency.

Most states and cities, including where the Company’s properties are located, have reacted by instituting quarantines, restrictions on travel, “stay at home” rules and restrictions on the types of businesses that may continue to operate, as well as guidance in response to the pandemic and the need to contain it.

The Company is carefully reviewing all rules, regulations, and orders and responding accordingly. The Company has taken steps to take care of its employees, including providing the ability for employees to work remotely and implementing strategies to support appropriate social distancing techniques for those employees who are not able to work remotely. The Company has also taken precautions with regard to employee, facility and office hygiene as well as implementing significant travel restrictions. The Company is also assessing its business continuity plans for all business units in the context of the pandemic. This is a rapidly evolving situation, and the Company will continue to monitor and mitigate developments affecting its workforce, its tenants, and the public at large to the extent the Company is able to do so.

The rules and restrictions put in place have had a negative impact on the economy and business activity and may adversely impact the ability of the Company’s tenants, many of whom may be restricted in their ability to work, to pay their rent as and when due.  In addition, the Company’s property managers may be limited in their ability to properly maintain the Company’s properties.  Enforcing the Company’s rights as landlord against tenants who fail to pay rent or otherwise do not comply with the terms of their leases may not be possible as many jurisdictions, including those where are properties are located, have established rules and/or regulations preventing us from evicting tenants for certain periods in response to the pandemic. If the Company is unable to enforce its rights as landlords, our business would be materially affected.

If the current pace of the pandemic cannot be slowed and the spread of the virus is not contained, the Company’s business operations could be further delayed or interrupted. The Company expects that government and health authorities may announce new or extend existing restrictions, which could require the Company to make further adjustments to its operations in order to comply with any such restrictions. The duration of any business disruption cannot be reasonably estimated at this time but may materially affect the Company’s ability to operate its business and result in additional costs.

The extent to which the pandemic may impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted as of the date hereof, including new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment present material uncertainty and risk with respect to the Company’s performance, financial condition, results of operations and cash flows.

NOTE 2 – Revision of Prior Year Immaterial Misstatement

During the quarter ended March 31, 2020, the Company identified a certain error in recording our minority interest buyout for Pecan Grove during the first quarter of 2019. This error resulted in decreasing our land Investment Property and Equity by $244,321 and had no impact on our income statements.

The Company assessed the materiality of this error considering both qualitative and quantitative factors and determined that for both the quarter and fiscal year ended December 31, 2019, the error was immaterial. The Company has decided to correct this error as revisions to our previously issued financial statements and will adjust the Form 10-K when filed in succeeding periods of this fiscal year.

The table below present the impact of the revision in the Company’s condensed consolidated financial statements.

	December 31, 2019
	As Previously Reported	Adjustment	As Revised
Balance Sheet / Statement of Changes in Stockholders’ Equity
Investment Property
Land	$11,130,259	$(244,321)	$10,885,938
Total Investment Property	34,811,785	(244,321)	34,567,464
Net Investment Property	33,416,827	(244,321)	33,172,506
Total Assets	38,152,131	(244,321)	37,907,810
Additional Paid in Capital	1,004,170	(244,321)	759,849
Total Stockholders’ Deficit	(2,712,554)	(244,321)	(2,956,875)
Total Liabilities and Stockholders' Deficit	$38,152,131	$(244,321)	$37,907,810

The unaudited condensed consolidated income statement and statement of cash flows are not presented because there is no impact to these statements.

NOTE 3 – INVESTMENT PROPERTY

Investment Property consists of the following as of:

	March 31, 2020	December 31, 2019
		(As Revised)
Investment Property
Land	$12,094,338	$10,885,938
Site and Land Improvements	20,286,401	17,466,801
Buildings and Improvements	7,396,472	6,214,725
Total Investment Property	39,777,211	34,567,464
Less: accumulated depreciation and amortization	(1,750,330)	(1,394,958)
Net Investment Property	$38,026,881	$33,172,506

Depreciation and amortization expense totaled $389,993 and $134,926 for the three months ended March 31, 2020, and 2019, respectively.

During the three months ended March 31, 2019, the Company acquired the 25% minority interest in Pecan Grove MHP LLC. The Company also acquired two manufactured housing communities and accounted for them as asset acquisitions during the three months ended March 31, 2020 totaling $5,310,767 (See note 8).

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROMISSORY NOTES

Secured Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities. These promissory notes range from 3.3% to 7.0% with 5 to 30 years principal amortization. Two of the promissory notes had an initial 6 months period on interest only payments. The promissory notes are secured by the real estate assets and $7,471,738 for four assets were guaranteed by Raymond M. Gee, the Company’s chairman, chief executive officer and owner of the principal stockholder of the Company.

During the three months ended March 31, 2019, the Company refinanced a total of $4,940,750 from current loans payable to $8,241,000 of new notes payable from five of the communities, resulting in an additional loan payable of $3,320,859. The Company used the additional loans payable proceeds from the refinance to retire the related party note payable described below. During the three months ended March 31, 2019, the Company wrote off mortgage costs of $68,195 and capitalized $110,039 of mortgage costs due to the refinancing.

As of March 31, 2020, the Company recorded $222,768 of mortgage cost related to the two acquisitions.

The following are terms of these notes:

	Maturity Date	Interest Rate	Balance 03/31/20	Balance 12/31/19
Butternut MHP Land LLC	03/30/20	6.500%	$1,111,166	$1,114,819
Butternut MHP Land LLC Mezz	04/01/27	7.000%	278,834	280,013
Pecan Grove MHP LLC	02/22/29	5.250%	3,086,021	3,095,274
Azalea MHP LLC	03/01/29	5.400%	824,965	835,445
Holly Faye MHP LLC	03/01/29	5.400%	579,825	574,096
Chatham MHP LLC	04/01/24	5.875%	1,760,497	1,771,506
Lake View MHP LLC	03/01/29	5.400%	1,851,006	1,857,266
B&D MHP LLC	04/25/29	5.500%	1,845,717	1,854,788
Hunt Club MHP LLC	05/01/24	5.750%	1,438,294	1,447,364
Crestview MHP LLC	07/31/24	5.500%	4,146,819	4,173,652
Maple MHP LLC	01/01/23	5.125%	2,668,253	2,688,653
Springlake MHP LLC	11/14/22	3.310%	4,000,000	4,000,000
ARC MHP LLC	01/01/30	5.500%	5,275,121	5,300,000
Countryside MHP LLC	03/20/50	5.500%	3,000,000	-
Evergreen MHP LLC	04/01/32	3.990%	1,150,000	-
Totals note payables			33,016,518	28,992,876
Discount Direct Lender Fees			(821,772)	(633,629)
Total net of Discount			$32,194,746	$28,359,247

Related Party Promissory Note

On May 8, 2017, the Company issued a promissory note to Metrolina Loan Holdings, LLC (“Metrolina”) in the principal amount of $3,000,000. The note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The note originally awarded Metrolina 455,000 shares of Common Stock as consideration, which resulted in making Metrolina a related party due to its significant ownership. During the year ended December 31, 2019, the Company paid off the entire balance on the note of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the Company’s Common Stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. As of March 31, 2010, there was $2,183,500 available for redeployment. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. The note gives Metrolina the right and option to purchase its pro rata share of debt or equity securities issued to maintain up to 10% equity interest in the Company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019. This note matures in May of 2023. As of March 31, 2020, and December 31, 2019, the balance on this note was $816,500 and $1,730,000, respectively. During the three months ended March 31, 2020 and 2019, the Company recorded interest expense related to the note totaling $36,028 and $86,238, respectively. The related party note is guaranteed by Mr. Gee, the Company’s Chief Executive Officer.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revolving Promissory Note

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. As of March 31, 2020, and December 31, 2019, the outstanding balance on this note was $689,546 and $797,906, respectively. During the three months ended March 31, 2020, and 2019, the Company recorded imputed interest related to the note of $0 and $14,004, respectively.

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable at March 31, 2020 by fiscal year were:

2020 (remainder of year)	$358,920
2021	572,362
2022	4,606,975
2023	3,065,286
2024	7,192,359
Thereafter	17,220,616
Total minimum principal payments	$33,016,518

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

Dividend Rate and Payment Dates. Dividends on the Series A Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series A Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.017 per share each month, which is equivalent to the rate of 8% of the $2.50 liquidation preference per share. Dividends on shares of Series A Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the three months ended March 31, 2020, and 2019, the Company paid dividends of $94,500 and $4,667, respectively.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series A Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series A Preferred Stock at a call price equal to $3.75, or 150% of the original issue price of the Series A Preferred Stock, and correspondingly, each holder of shares of Series A Preferred Stock shall have a right to put the shares of Series A Preferred Stock held by such holder back to us at a put price equal to $3.75, or 150% of the original issue purchase price of such shares. During the three months ended March 31, 2020 and 2019, the Company recorded a put option value accretion of $118,125 and $0, respectively.

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

As of March 31, 2020, there were 1,890,000 shares of Series A Preferred Stock issued and outstanding. As of March 31, 2020, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,725,000 and accretion of put options totaling $302,125. As of December 31, 2019, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,725,000 and accretion of put options totaling $184,000.

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

Dividend Rate and Payment Dates. Dividends on the Series B Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series B Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.067 per share each month, which is equivalent to the annual rate of 8% of the $10.00 liquidation preference per share; provided that upon an event of default (generally defined as the Company’s failure to pay dividends when due or to redeem shares when requested by a holder), such amount shall be increased to $0.083 per month, which is equivalent to the annual rate of 10% of the $10.00 liquidation preference per share. During the three months ended March 31, 2020 and 2019, the Company paid dividends of $92,996 and $0, respectively.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series B Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series B Preferred Stock at a call price equal to $15.00, or 150% of the original issue price of the Series B Preferred Stock, and correspondingly, each holder of shares of Series B Preferred Stock shall have a right to put the shares of Series B Preferred Stock held by such holder back to the Company at a put price equal to $15.00, or 150% of the original issue purchase price of such shares. During the three months ended March 31, 2020 and 2019, the Company recorded a put option value accretion of $127,368 and $0, respectively.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the three months ended March 31, 2020, the Company sold an aggregate of 115,235 shares of Series B Preferred Stock for total gross proceeds of $1,152,350. After deducting a placement fee and other expenses, the Company received net proceeds of $1,071,686. During the three months ended March 31, 2020 and 2019, the Company recorded a put option value accretion of $127,368.

As of March 31, 2020, there were 524,957 shares of Series B Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of common stock, par value $0.01 per share. As of March 31, 2020, there were 12,342,080 shares of common stock issued and outstanding.

Stock Issued for Service

In February 2019, the Company issued an additional 545,000 shares of Common Stock for services to Metrolina with a fair value of $305,200.

Stock Issued for Cash

During the three months ended March 31, 2020 and 2019, the Company issued 6,000 and 0 shares of Common Stock, respectively, to early investors in the Regulation A offering, valued at $1,620 and $0, respectively.

Stock issued for Acquisition

In January 2019, the Company issued 2,000,000 shares of Common Stock to Gvest Real Estate Capital LLC, which is controlled and owned by Mr. Gee, the Company’s Chief Executive Officer, to acquire the 25% minority interest in Pecan Grove, which were valued at the historical cost value of $537,562.

Equity Incentive Plan

In December 2017, the Board of Directors, with the approval of a majority of the stockholders of the Company, adopted the Manufactured Housing Properties Inc. Stock Compensation Plan (the “Plan”) which is administered by the Compensation Committee. As of March 31, 2020, there were 656,175 shares granted and 343,825 shares remaining available under the Plan.

The Company has issued options to directors and officers under the Plan. One third of the options vest immediately, and two thirds vest in equal annual installments over a two-year period. The Company issued 519,675 shares in December 2017 and 136,500 shares in December 2019. The Company recorded stock option expense of $539 and $8 during the three months ended March 31, 2020 and 2019, respectively.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock options outstanding as of March 31, 2020:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2019	656,175	$0.03	8.7
Granted	-	-	-
Exercised	-	-	-
Forfeited / cancelled / expired	-	-	-
Outstanding at March 31, 2020	656,175	$0.03	8.4

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options holders exercised their options on March 31, 2020. As of March 31, 2020, there were 519,675 “in-the-money” options with an aggregate intrinsic value of $135,116.

The following table summarizes information concerning options outstanding as of March 31, 2020.

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price
$0.01	519,675	8.0	$0.01	519,675	$0.01
$0.27	136,500	10.0	$0.27	45,500	$0.27

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

Stock option assumptions	March 31, 2020	December 31, 2019
Risk-free interest rate	-	0.26%
Expected dividend yield	-	0.00%
Expected volatility	-	15.17%
Expected life of options (in years)	-	10.0

NOTE 7 – RELATED PARTY TRANSACTIONS

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. As of March 31, 2020, and December 31, 2019, the outstanding balance on this note was $689,546 and $797,906, respectively. During the three months ended March 31, 2020, and 2019, the Company recorded imputed interest related to the note of $0 and $14,004, respectively.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 8, 2017, the Company issued a promissory note to Metrolina in the principal amount of $3,000,000. The note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The note originally awarded Metrolina 455,000 shares of Common Stock as consideration, which resulted in making Metrolina a related party due to its significant ownership. During the year ended December 31, 2019, the Company paid off the entire balance on the note of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the Company’s Common Stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. The note gives Metrolina the right and option to purchase its pro rata share of debt or equity securities issued to maintain up to 10% equity interest in the Company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019. This note matures in May of 2023. As of March 31, 2020, and December 31, 2019, the balance on this note was $816,500 and $1,730,000, respectively. During the three months ended March 31, 2020 and 2019, the Company recorded interest expense related to the note totaling $36,028 and $86,238, respectively. The related party note is guaranteed by Mr. Gee, the Company’s Chief Executive Officer.

In January 2019, the Company issued 2,000,000 shares of Common Stock to Gvest Real Estate Capital LLC, an entity controlled by Mr. Gee, the Company’s Chief Executive Officer, to acquire the 25% minority interest in Pecan Grove, which were valued at the historical cost value of $537,562.

In August, 2019, the Company entered into an office lease agreement with Gvest Real Estate Capital LLC for the lease of its offices. The lease is $4,000 per month and is on a month-to-month term. Total rent expense for the three months ended March 31, 2020 and 2019 was $12,000 and $0, respectively.

During the three months ended March 31, 2020 and 2019, the Company recorded $3,725 and $12,000, respectively, in revenues related to property management consulting services provided to Gvest Real Estate Capital LLC. During the three months ended March 31, 2020, Mr. Gee, the Company’s Chief Executive Officer, received a $50,000 fee for his personal guarantee on a promissory note relating to a loan for one of the Company’s acquisitions.

NOTE 8 – ACQUISITIONS

The Company completed two acquisitions during the three months ended March 31, 2020. These were asset acquisitions from third parties and have been accounted for as asset acquisitions. The acquisition date estimated fair value was determined by third party appraisals.

Acquisition Date	Name	Land	Improvements	Building	Acquisition Cost	Total Purchase Price
March 2020	Countryside MHP	$777,000	$1,813,000	$1,110,000	$21,642	$3,721,642
March 2020	Evergreen MHP	431,400	1,006,600	-	151,126	1,589,126
		$1,208,400	$2,819,600	$1,110,000	$172,768	$5,310,768

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pro-forma Financial Information

The following unaudited pro-forma information presents the combined results of operations for the three months ended March 31, 20120 and 2019 as if the above acquisitions of manufactured housing communities had been completed on January 1, 2020 and 2019.

	3/31/2020 Consolidated	Acquisitions	Adjustment		3/31/2020 Pro Forma

Total revenue	$1,306,137	$167,618	$		$1,473,755

Total expenses	1,660,302	60,297			1,720,599
Depreciation and amortization expense	-	-		49,445	49,445
Interest expense	-	-		40,719	40,719
Net income (loss)	$(354,165)	$107,321			(337,008)

Preferred stock dividends and put option value accretion	432,989	-			432,989

Net Loss attributable to common shareholders	$(787,154)	$107,321			$(769,997)

Weighted average - basic and fully diluted					$(0.06)

	3/31/2019 Consolidated	Acquisitions	Adjustment		3/31/2019 Pro Forma

Total revenue	$536,374	$667,503	$		$1,203,877

Total expenses	1,255,688	329,873			1,585,561
Depreciation and amortization expense	-	-		341,232	341,232
Interest expense	-	-		332,506	332,506
Net income (loss)	$(719,314)	$337,630			(1,055,422)

Preferred stock dividends and put option value accretion	4,667	-			4,667

Net Loss attributable to common shareholders	$(723,981)	$337,630			$(1,060,089)

Weighted average - basic and fully diluted					$(0.08)

NOTE 9 – SUBSEQUENT EVENTS

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

PPP Loan

On May 1, 2020, the Company received $139,300 from the Federal Payroll Protection Program loan.

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

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation: statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; statements regarding our financing plans or growth strategies; statements concerning litigation or other matters; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

As of March 31, 2020, we own and operate ten manufactured housing communities containing approximately 726 developed sites, and a total of 261 company-owned manufactured homes, including:

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

Recent Developments

Impact of Coronavirus Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The virus has since spread to over 150 countries and every state in the United States. On March 11, 2020, the World Health Organization declared the outbreak a pandemic, and on March 13, 2020, the United States declared a national emergency.

Most states and cities, including where our properties are located, have reacted by instituting quarantines, restrictions on travel, “stay at home” rules and restrictions on the types of businesses that may continue to operate, as well as guidance in response to the pandemic and the need to contain it.

We are carefully reviewing all rules, regulations, and orders and responding accordingly. We have taken steps to take care of our employees, including providing the ability for employees to work remotely and implementing strategies to support appropriate social distancing techniques for those employees who are not able to work remotely. We have also taken precautions with regard to employee, facility and office hygiene as well as implementing significant travel restrictions. We are also assessing our business continuity plans for all business units in the context of the pandemic. This is a rapidly evolving situation, and we will continue to monitor and mitigate developments affecting our workforce, our tenants, and the public at large to the extent we are able to do so.

The rules and restrictions put in place have had a negative impact on the economy and business activity and may adversely impact the ability of our tenants, many of whom may be restricted in their ability to work, to pay their rent as and when due.  In addition, our property managers may be limited in their ability to properly maintain our properties.  Enforcing our rights as landlord against tenants who fail to pay rent or otherwise do not comply with the terms of their leases may not be possible as many jurisdictions, including those where are properties are located, have established rules and/or regulations preventing us from evicting tenants for certain periods in response to the pandemic. If we are unable to enforce our rights as landlords, our business would be materially affected.

If the current pace of the pandemic cannot be slowed and the spread of the virus is not contained, our business operations could be further delayed or interrupted. We expect that government and health authorities may announce new or extend existing restrictions, which could require us to make further adjustments to our operations in order to comply with any such restrictions. The duration of any business disruption cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs.

The extent to which the pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this Form 10-Q, including new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Loan Refinancing

On April 1, 2020, the Company refinanced the loans for Butternut MHP Land LLC described below with the existing lender to increase the loan amount to $1,388,019 and to extend the maturity date to April 10, 2025. In addition, the interest rate was changed to 6% per annum, provided that on April 10, 2023 and thereafter, the interest rate shall be equal to (i) the per annum rate of interest identified as the “Prime Rate” as published in the monthly rates section of the Wall Street Journal plus (ii) 1% per annum, adjusted as the first day of each calendar quarter. The loan, as modified, is secured by the real estate assets of Butternut MHP Land LLC and is guaranteed by the Company and Raymond M. Gee, who received a loan guarantee fee of $70,000.

PPP Loan

On May 1, 2020, the Company received $139,300 from the Federal Payroll Protection Program loan.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table sets forth key components of our results of operations during the three months ended March 31, 2020 and 2019, both in dollars and as a percentage of our revenues.

	Three months Ended March 31, 2020		Three months Ended March 31, 2019
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$1,302,412	99.71%	$524,374	97.76%
Management fees, related party	3,725	0.29%	12,000	2.24%
Total revenues	1,306,137	100.00%	536,374	100.00%
Community operating expenses
Repair and maintenance	66,570	5.10%	43,290	8.07%
Real estate taxes	59,190	4.53%	23,561	4.39%
Utilities	141,461	10.83%	31,593	5.89%
Insurance	41,901	3.21%	6,271	1.17%
General and administrative expense	205,570	15.74%	95,106	17.73%
Total community operating expenses	514,692	39.41%	199,821	37.25%
Corporate payroll and overhead	317,443	24.30%	135,963	25.35%
Depreciation and amortization expense	389,993	29.86%	134,926	25.16%
Interest expense	438,174	33.55%	232,706	43.39%
Refinancing costs	-	-	552,272	102.96%
Total expenses	1,660,302	127.11%	1,255,688	234.11%
Net loss	$(354,165)	(27.11%)	$(719,314)	(134.11%)
Preferred stock dividends and put option value accretion	(432,989)	(33.15%)	(4,667)	(0.87%)
Net loss attributable to common stockholders	$(787,154)	(60.26%)	$(723,981)	(134.98%)

Revenues. For the three months ended March 31, 2020, we had total revenues of $1,306,137, as compared to $536,374 for the three months ended March 31, 2019, an increase of $769,763, or 143.5%. The increase in revenues between the periods was primarily due to $706,839 of rental income from the acquisition of six manufactured housing communities during the quarters subsequent to March 31, 2019. Excluding the six acquisitions, our revenues increased by $62,924 due to rent increases and increase in occupancy.

Community Operating Expenses. For the three months ended March 31, 2020, we had total community operating expenses of $514,692, as compared to $199,821 for the three months ended March 31, 2019, an increase of $314,871, or 157.6%. The increase in community operating expenses was primarily due to expenses related to the acquisition of six manufactured housing communities subsequent to March 31, 2019 totaling $276,151. Excluding the six acquisitions, our community operating expenses increased slightly due to additional repair and maintenance costs.

Corporate Payroll and Overhead Expenses. For the three months ended March 31, 2020, we had corporate payroll and overhead expenses of $317,443, as compared to $135,963 for the three months ended March 31, 2019, an increase of $181,480. Such increase was primarily due to additional audit fees due to our acquisition audits, and additional corporate personnel to support our growth.

Depreciation and Amortization Expense. For the three months ended March 31, 2020, we had depreciation and amortization expense of $389,993, as compared to $134,926 for the three months ended March 31, 2019, an increase of $255,067, or 189.0%. The increase was primarily due to the acquisition of six manufactured housing communities subsequent to March 31, 2019.

Interest Expense. For the three months ended March 31, 2020, we had interest expense of $438,174, as compared to $232,706 for the three months ended March 31, 2019, an increase of $205,468. The increase was primarily comprised of $220,658 related to new debt associated with our acquisition of six manufactured housing communities subsequent to March 31, 2019. This was partially offset from the decrease of interest resulting from the refinancing of five of our manufactured housing communities during the first quarter of 2019.

Net Loss. The factors described above resulted in a net loss of $354,165 for the three months ended March 31, 2020, as compared to $719,314 for the three months ended March 31, 2019, a decrease of $365,149, or 50.76%.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $2,748,681. In addition to cash generated through operations, we use a variety of sources to fund our cash needs, including acquisitions. We intend to continue to increase our real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. Our ability to continue acquiring communities are dependent on our ability to raise capital. There is no guarantee that any of these additional opportunities will materialize or that we will be able to take advantage of such opportunities. The growth of our real estate portfolio depends on the availability of suitable properties which meet our investment criteria and appropriate financing.

We will require additional funding to finance the growth of our current and expected future operations as well as to achieve its strategic objectives. We believe that our current available cash along with anticipated revenues will be sufficient to meet our cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Three months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$98,813	$(579,939)
Net cash used in investing activities	(1,059,747)	(33,514)
Net cash provided by (used in) financing activities	(436,796)	1,036,501
Net increase (decrease) in cash and cash equivalents	(1,397,730)	423,048
Cash and cash equivalents at beginning of period	4,146,411	458,271
Cash and cash equivalent at end of period	$2,748,681	$881,319

Net cash provided by operating activities was $98,813 for the three months ended March 31, 2020, as compared to $579,939 net cash used in operating activities for the three months ended March 31, 2019. For the three months ended March 31, 2020, the net loss of $354,165, offset by depreciation and amortization in the amount of $389,993, an increase in accounts payable in the amount of $44,321, an increase in other assets in the amount of $33,907 due to lender’s escrowed funds that was released back to us upon the completion of certain capital improvement projects, and a decrease in accrued expenses in the amount of $31,306, were the primary drivers of the net cash provided by operating activities. For the three months ended March 31, 2019, the net loss of $719,314, a decrease in accrued expenses in the amount of $235,684, and a decrease in other assets in the amount of $154,177, offset by stock based compensation expense in the amount of $329,700, depreciation and amortization in the amount of $134,927, and write off mortgage cost in the amount of $68,195, were the primary drivers of the net cash used in operating activities.

Net cash used in investing activities was $1,059,747 for the three months ended March 31, 2020, as compared to $33,514 for the three months ended March 31, 2019. Net cash used in investing activities for the three months ended March 31, 2020 consisted of the purchase of two manufactured housing communities in the amount of $5,310,768, out of which $4,150,000 was financed with notes payable, and capital improvements in the amount of $71,747 , while net cash used in investing activities for the three months ended March 31, 2019 consisted of capital improvements.

Net cash used in financing activities was $436,796 for the three months ended March 31, 2020, as compared to $1,036,501 net cash provided by financing activities for the three months ended March 31, 2019. For the three months ended March 31, 2020, net cash used in financing activities consisted of repayment of related party notes payable of $913,500, fees in connection with preferred stock issuance of $80,664, preferred share dividends of $187,496, repayment of notes payable $126,358, payment of mortgage costs recorded as debt discount of $172,768, and repayment of related party note of $108,360, offset by proceeds from issuance of preferred stock of $1,152,350, while net cash provided by financing activities for the three months ended March 31, 2019 consisted of proceeds from notes payable of $8,241,000, proceeds from issuance of preferred stock of $600,000 and proceeds from related party note of $7,076, offset by repayment of notes payable of $4,942,319, repayments of related party notes payable of $2,754,550, fees in connection with preferred stock issuance of $110,039 and preferred share dividends of $4,667.

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

As of March 31, 2020, we sold an aggregate of 524,957 shares of Series B Preferred Stock for total gross proceeds of $5,249,570. After deducting a placement fee and other expenses, we received net proceeds of approximately $4,882,100. We also issued a total of 21,400 shares of Common Stock to early investors in this offering with a fair value of $5,778.

Secured Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities. These promissory notes range from 3.3% to 7.0% with 5 to 30 years principal amortization. Two of the promissory notes had an initial 6 months period on interest only payments. The promissory notes are secured by the real estate assets and $7,471,738 for four assets were guaranteed by Raymond M. Gee, the Company’s chairman, chief executive officer and owner of the principal stockholder of the Company.

During the three months ended March 31, 2019, the Company refinanced a total of $4,940,750 from current loans payable to $8,241,000 of new notes payable from five of the communities, resulting in an additional loan payable of $3,320,859. The Company used the additional loans payable proceeds from the refinance to retire the related party note payable described below. During the three months ended March 31, 2019, the Company wrote off mortgage costs of $68,195 and capitalized $110,039 of mortgage costs due to the refinancing.

As of March 31, 2020, the Company recorded $222,768 of mortgage cost related to the two acquisitions.

The following are terms of these notes:

	Maturity Date	Interest Rate	Balance 03/31/20	Balance 12/31/19
Butternut MHP Land LLC	03/30/20	6.500%	$1,111,166	$1,114,819
Butternut MHP Land LLC Mezz	04/01/27	7.000%	278,834	280,013
Pecan Grove MHP LLC	02/22/29	5.250%	3,086,021	3,095,274
Azalea MHP LLC	03/01/29	5.400%	824,965	835,445
Holly Faye MHP LLC	03/01/29	5.400%	579,825	574,096
Chatham MHP LLC	04/01/24	5.875%	1,760,497	1,771,506
Lake View MHP LLC	03/01/29	5.400%	1,851,006	1,857,266
B&D MHP LLC	04/25/29	5.500%	1,845,717	1,854,788
Hunt Club MHP LLC	05/01/24	5.750%	1,438,294	1,447,364
Crestview MHP LLC	07/31/24	5.500%	4,146,819	4,173,652
Maple MHP LLC	01/01/23	5.125%	2,668,253	2,688,653
Springlake MHP LLC	11/14/22	3.310%	4,000,000	4,000,000
ARC MHP LLC	01/01/30	5.500%	5,275,121	5,300,000
Countryside MHP LLC	03/20/50	5.500%	3,000,000	-
Evergreen MHP LLC	04/01/32	3.990%	1,150,000	-
Totals note payables			33,016,518	28,992,876
Discount Direct Lender Fees			(821,772)	(633,629)
Total net of Discount			$32,194,746	$28,359,247

Metrolina Promissory Note

On May 8, 2017, the Company issued a promissory note to Metrolina Loan Holdings, LLC (“Metrolina”) in the principal amount of $3,000,000. The note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The note originally awarded Metrolina 455,000 shares of Common Stock as consideration, which resulted in making Metrolina a related party due to its significant ownership. During the year ended December 31, 2019, the Company paid off the entire balance on the note of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the Company’s Common Stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. The note gives Metrolina the right and option to purchase its pro rata share of debt or equity securities issued to maintain up to 10% equity interest in the Company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019. This note matures in May of 2023. As of March 31, 2020, and December 31, 2019, the balance on this note was $816,500 and $1,730,000, respectively. During the three months ended March 31, 2020 and 2019, the Company recorded interest expense related to the note totaling $36,028 and $86,238, respectively. The related party note is guaranteed by Mr. Gee.

Revolving Promissory Note

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, our chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. As of March 31, 2020, and December 31, 2019, the outstanding balance on this note was $689,546 and $797,906, respectively. During the three months ended March 31, 2020, and 2019, the Company recorded imputed interest related to the note of $0 and $14,004, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Significant accounting policies are defined as those that involve significant judgment and potentially could result in materially different results under different assumptions and conditions. Management believes the following critical accounting policies are affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. Our revenues primarily consist of rental revenues and fee and other income. We have the following revenue sources and revenue recognition policies:

•	Rental revenues include revenues from the leasing land lot or a combination of both, the mobile home and land at our properties to tenants.
o	Revenues from the leasing of land lot or a combination of both, the mobile home and land at our properties to tenants include (i) lease components, including land lot or a combination of both, the mobile home and land, and (ii) reimbursement of utilities and account for the components as a single lease component in accordance with Accounting Standards Codification (“ASC”) 842.
o	Revenues derived from fixed lease payments are recognized on a straight-line basis over the non-cancelable period of the lease. We commence rental revenue recognition when the underlying asset is available for use by the lessee. Revenue derived from the reimbursement of utilities are generally recognized in the same period as the related expenses are incurred. Our leases are month-to-month.
•	Fee and other income include late fees, violation fees and other revenue arising from contractual agreements with third parties. This revenue is recognized as the services are transferred in accordance with ASC 606.
•	Mobile home sale revenues are recognized in accordance with Topic 606 of the Financial Accounting Standards Board (“FASB”) ASC for revenue recognition. On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. We consider revenue realized or realizable and earned when all the five following criteria are met: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when (or as) we satisfy a performance obligation.

Under ASC 842, we must assess on an individual lease basis whether it is probable that we will collect the future lease payments. We consider the tenant’s payment history and current credit status when assessing collectability. When collectability is not deemed probable, we write-off the tenant’s receivables, including straight-line rent receivable, and limit lease income to cash received.

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

Impairment Policy. The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the three months ended March 31, 2020 and 2019.

Stock-Based Compensation. All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. The Company recorded stock option expense of $539 and $8 during the three months ended March 31, 2020 and 2019, respectively.

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

Reclassifications. Certain amounts in the prior period presentation have been reclassified to conform with the current presentation.

Income Taxes. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

We recognize and interest and penalties, if any, with income tax expense in the accompanying consolidated statement of operations. As of March 31, 2020, and December 31, 2019, there were no such accrued interest or penalties.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2019. The Company adopted this standard on January 1, 2020. The adopted of this standard had no impact on the unaudited condensed consolidated financial statements.

In March 2019, the FASB issued ASU No. 2019-01, “Leases (Topic 842): Codification Improvements.” ASU 2019-01 aligns the guidance for fair value of the underlying asset by lessors with existing guidance in Topic 842. The ASU requires that the fair value of the underlying asset at lease commencement is its cost reflecting in volume or trade discounts that may apply. However, if there has been a significant lapse of time between the date the asset was acquired and the lease commencement date, the definition of fair value as outlined in Topic 820 should be applied. In addition, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is still evaluating the impact of this ASU on the Company’s consolidated financial statements.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2020. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and further referenced below, which we are still in the process of remediating as of March 31, 2020, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020, our management identified the following material weaknesses:

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

Our management has identified the steps necessary to address the material weaknesses, and implemented the following remedial procedures:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the three months ended March 31, 2020 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three months ended March 31, 2020, we did not repurchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal year 2020 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed on April 19, 2018)
3.2	Certificate of Designation of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 2.2 to the Offering Statement on Form 1-A filed on May 9, 2019)
3.3	Certificate of Designation of Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 5, 2019)
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on April 19, 2018)
10.1	Purchase and Sale Agreement, dated January 7, 2020, between MHP Pursuits LLC and Gilmer and Sons Mobile Homes Sales and Rentals, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 13, 2020)
10.2	Purchase and Sale Agreement, dated January 7, 2020, between MHP Pursuits LLC and J&A Real Estate, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 13, 2020)
10.3	Purchase and Sale Agreement, dated January 1, 2020, between MHP Pursuits LLC and Evergreen Marketing LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 27, 2020)
10.4	Promissory Note issued by Countryside MHP LLC to J & A Real Estate LLC on March 12, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 27, 2020)
10.5	Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated March 12, 2020, between Countryside MHP LLC and J & A Real Estate LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 27, 2020)
10.6	Loan Agreement, dated March 17, 2020, between Evergreen MHP LLC and Hunt Mortgage Capital, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on March 27, 2020)
10.7	Promissory Note issued by Evergreen MHP LLC to Hunt Mortgage Capital, LLC on March 17, 2020 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on March 27, 2020)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2020	MANUFACTURED HOUSING PROPERTIES INC.

/s/ Raymond M. Gee
Name: Raymond M. Gee
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Michael Z. Anise
Name: Michael Z. Anise
Title: President and Chief Financial Officer
(Principal Financial and Accounting Officer)