Form 10-Q
period 2020-06-30
MANUFACTURED HOUSING PROPERTIES INC.
filed 2020-08-10
CIK 1277998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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

Yes ☐ No ☒

As of August 6, 2020, there were 12,395,480 common shares of the registrant issued and outstanding.

Manufactured Housing Properties Inc.

Quarterly Report on Form 10-Q

 Period Ended June 30, 2020

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MANUFACTURED HOUSING PROPERTIES INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

	June 30, 2020	December 31, 2019
	(unaudited)	(as Revised)
Assets
Investment Property
Land	$11,378,818	$10,885,938
Site and Land Improvements	21,845,771	17,466,801
Buildings and Improvements	6,791,371	6,214,725
Total Investment Property	40,015,960	34,567,464
Accumulated Depreciation & Amortization	(2,186,493)	(1,394,958)
Net Investment Property	37,829,467	33,172,506
Cash and Cash Equivalents, including restricted cash of $349,927 and $316,035 respectively	2,997,819	4,146,411
Accounts Receivable, net	56,140	31,881
Other Assets	483,694	557,012
Total Assets	$41,367,120	$37,907,810

Liabilities
Accounts Payable	$216,568	$227,406
Notes Payable, net of $868,297 and $633,629 debt discount	32,162,886	28,359,247
Note Payable – Related Party	621,061	797,906
Note Payable – Line of Credit Related Party	816,500	1,730,000
Accrued Liabilities	671,867	551,481
Tenant Security Deposits	349,927	316,035
Total Liabilities	34,838,809	31,982,075

Commitments and Contingencies (See note 5)	-	-

Redeemable Preferred Stock – subject to redemption
Series A Cumulative Redeemable Convertible Preferred Stock, par value $0.01 per share; 4,000,000 shares authorized; 1,890,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019; redemption value $7,087,500	5,145,250	4,909,000
Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized; 577,005 and 409,722 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively; redemption value $8,655,075	5,827,370	3,973,610

Stockholders’ deficit
Common Stock, par value $0.01 per share; 200,000,000 shares authorized; 12,394,180 and 12,336,080 shares are issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	123,942	123,361
Additional Paid in Capital	(127,339)	759,849
Accumulated Deficit	(4,440,912)	(3,840,085)
Total Stockholders’ Deficit	(4,444,309)	(2,956,875)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$41,367,120	$37,907,810

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Rental and related income	$1,503,596	$644,918	$2,806,008	$1,169,292
Management fees, related party	4,538	3,284	8,263	15,284
Total revenues	1,508,134	648,202	2,814,271	1,184,576

Community operating expenses
Repair and maintenance	74,925	51,937	141,495	95,227
Real estate taxes	93,088	44,921	152,278	68,482
Utilities	110,095	49,082	251,556	80,675
Insurance	46,600	19,658	88,501	25,929
General and administrative expense	46,100	65,516	251,670	160,622
Total community operating expenses	370,808	231,114	885,500	430,935

Corporate payroll and overhead	436,394	326,271	753,837	462,234
Depreciation and amortization expense	482,259	157,321	872,252	292,247
Interest expense	465,335	287,762	903,509	520,468
Refinancing costs	-	-	-	552,272

Total expenses	1,754,796	1,002,468	3,415,098	2,258,156

Loss before provision for income taxes	(246,662)	(354,266)	(600,827)	(1,073,580)
Provision for income taxes	-	-	-	-
Net Loss	$(246,662)	$(354,266)	$(600,827)	$(1,073,580)

Preferred stock dividends
Series A preferred	97,720	19,667	192,220	24,334
Series A preferred put option value accretion	118,125	23,750	236,250	23,750
Series B preferred	102,879	-	195,875	-
Series B preferred put option value accretion	170,659	-	298,027	-
Total preferred stock dividends	489,383	43,417	922,372	48,084
Net loss attributable to common stockholders	$(736,045)	$(397,683)	$(1,523,199)	$(1,121,664)

Weighted average shares - basic and fully diluted	12,376,289	12,886,564	12,356,184	12,708,157

Net loss per share - basic	$(0.06)	$(0.03)	$(0.12)	$(0.09)
Net loss per share - fully diluted	$(0.06)	$(0.03)	$(0.12)	$(0.09)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID IN	NON CONTROLLING	ACCUMULATED	STOCKHOLDERS’ EQUITY
	SHARES	PAR VALUE	CAPITAL	INTEREST	DEFICIT	(DEFICIT)

Balance at January 1, 2019	10,350,062	$103,500	$451,567	$293,241	$(1,801,338)	$(953,030)
Stock option expense	-	-	8	-	-	8
Common Stock issuance for acquisition of minority interest (as revised)	2,000,000	20,000	273,241	(293,241)	-	-
Common Stock issuance for line of credit	545,000	5,450	299,750	-	-	305,200
Common Stock issuance for service	-	-	24,500	-	-	24,500
Preferred shares Series A dividends	-	-	(4,667)	-	-	(4,667)
Imputed interest	-	-	14,004	-	-	14,004
Net Loss	-	-	-	-	(719,314)	(719,314)
Balance at March 31, 2019 (as revised)	12,895,062	128,950	$1,058,403	-	(2,520,652)	(1,333,299)
Stock option expense	-	-	8	-	-	8
Common Stock issuance for cash for line of credit	254,506	2,545	66,172	-	-	68,717
Purchase Treasury Common Stock	(350,000)	(3,500)	(61,011)	-	-	(64,511)
Imputed interest	-	-	13,857	-	-	13,857
Preferred shares Series A put option value accretion	-	-	(23,750)	-	-	(23,750)
Preferred shares Series A dividends	-	-	(19,667)	-	-	(19,667)
Net Loss	-	-	-	-	(354,266)	(354,266)
Balance at June 30, 2019 (as revised)	12,799,568	$127,995	$1,034,012	$-	$(2,874,918)	$(1,792,911)

Balance at January 1, 2020 (as revised)	12,336,080	$123,361	$759,849	$-	$(3,840,085)	$(2,956,875)
Stock option expense	-	-	539	-	-	539
Common Stock issuance to preferred share holders	6,000	60	1,560	-	-	1,620
Preferred shares Series A put option value accretion	-	-	(118,125)	-	-	(118,125)
Preferred shares Series A dividends	-	-	(94,500)	-	-	(94,500)
Preferred shares Series B put option value accretion	-	-	(127,368)	-	-	(127,368)
Preferred shares Series B dividends	-	-	(92,996)	-	-	(92,996)
Net Loss	-	-	-	-	(354,165)	(354,165)
Balance at March 31, 2020	12,342,080	$123,421	$328,959	$-	$(4,194,250)	$(3,741,870)
Stock option expense	-	-	539	-	-	539
Common Stock issuance to preferred share holders	2,100	21	546	-	-	567
Common shares issued to board of directors	50,000	500	32,000	-	-	32,500
Preferred shares Series A put option value accretion	-	-	(118,125)	-	-	(118,125)
Preferred shares Series A dividends	-	-	(97,720)	-	-	(97,720)
Preferred shares Series B put option value accretion	-	-	(170,659)	-	-	(170,659)
Preferred shares Series B dividends	-	-	(102,879)	-	-	(102,879)
Net Loss	-	-	-	-	(246,662)	(246,662)
Balance at June 30, 2020	12,394,180	$123,942	$(127,339)	$-	$(4,440,912)	$(4,444,309)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities:
Net Loss	$(600,827)	$(1,073,580)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
In-kind contribution of interest	-	27,861
Provision for bad debts	3,802	17,620
Stock option expense	1,078	16
Stock compensation expense	32,500	329,700
Write off mortgage cost	-	68,195
Depreciation and amortization	872,252	292,247
Changes in operating assets and liabilities:
Accounts receivable	(28,061)	(23,633)
Other assets	73,318	(228,509)
Accounts payable	(10,838)	39,277
Accrued liabilities	121,563	(197,756)
Tenant security deposits	33,892	(5,045)
Net Cash Provided by (Used in) Operating Activities	498,679	(753,607)
Cash Flows from Investing Activities:
Capital Improvements	(298,818)	-
Purchases of investment properties	(988,000)	(4,483,648)
Net Cash Used in Investing Activities	(1,286,818)	(4,483,648)
Cash Flows from Financing Activities:
Proceeds from related – party note	-	7,076
Repayment of note payable – line of credit related party	(913,500)	(2,754,550)
Proceeds from note payable – line of credit related party	-	1,270,000
Proceeds from note payables	418,134	14,281,076
Repayment of notes payable	(516,195)	(7,824,367)
Proceeds from issuance of preferred stock	1,555,732	1,425,000
Proceeds from issuance of common stock	-	68,717
Purchase of treasury stock	-	(64,511)
Fees in connection of preferred stock issuance	(117,098)	(227,461)
Repayment of note payable - related party	(176,845)	(19,140)
Payment of mortgage costs recorded as debt discount	(222,586)	-
Preferred shares dividends	(388,095)	(24,334)
Net Cash Provided by (Used in) Financing Activities	(360,453)	6,137,506
Net Change in cash, cash equivalents and restricted cash	(1,148,592)	900,251
Cash, cash equivalents and restricted cash at beginning of the period	4,146,411	458,271
Cash, cash equivalents and restricted cash at end of the period	$2,997,819	$1,358,522
Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$2,647,892	$1,232,418
Restricted cash	349,927	126,104
Total	$2,997,819	$1,358,522
Cash, cash equivalents and restricted cash consist of the following:
Beginning of period
Cash and cash equivalents	$3,830,376	$327,122
Restricted cash	316,035	131,149
Total	$4,146,411	$458,271
Cash paid for:
Income Taxes	$-	$-
Interest	$832,554	$520,468
Non-Cash Investing and Financing Activities
Purchase of Minority Interest in Pecan Grove	$-	$537,562
Notes related to acquisitions	$4,150,000	$-
Non-cash Preferred stock accretion	$534,277	$23,750

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The December 31, 2019 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 14, 2020. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company’s revenues primarily consist of rental revenues and fee and other income. The Company has the following revenue sources and revenue recognition policies:

●	Rental revenues include revenues from the leasing of land lot or a combination of both, the mobile home and land at our properties to tenants.

o	Revenues from the leasing of land lot or a combination of both, the mobile home and land at the Company’s properties to tenants include (i) lease components, including land lot or a combination of both, the mobile home and land, and (ii) reimbursement of utilities and account for the components as a single lease component in accordance with Accounting Standards Codification (“ASC”) 842.

o	Revenues derived from fixed lease payments are recognized on a straight-line basis over the non-cancelable period of the lease. The Company commences rental revenue recognition when the underlying asset is available for use by the lessee. Revenue derived from the reimbursement of utilities are generally recognized in the same period as the related expenses are incurred. The Company’s leases are month-to-month.

●	Fee and other income include late fees, violation fees and other revenue arising from contractual agreements with third parties. This revenue is recognized as the services are transferred in accordance with ASC 606.

●	Mobile home sale revenues are recognized in accordance with Topic 606 of the Financial Accounting Standards Board (“FASB”) ASC for revenue recognition. On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when (or as) we satisfy a performance obligation.

Under ASC 842, the Company must assess on an individual lease basis whether it is probable that the Company will collect the future lease payments. The Company considers the tenant’s payment history and current credit status when assessing collectability. When collectability is not deemed probable, the Company will write-off the tenant’s receivables, including straight-line rent receivable, and limit lease income to cash received.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Total dilutive securities outstanding as of June 30, 2020 and 2019 totaled 656,175 and 541,334 stock options, respectively, 1,890,000 and 570,000 convertible Preferred Series A shares, respectively, which are convertible into common shares at $2.50 per share for a total of 756,000 and 228,000, respectively, which are not included in dilutive loss per share as the effect would be anti-dilutive.

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

Impairment Policy

The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the six months ended June 30, 2020 and 2019.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash balances at banks and deposits at times may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially secure and, accordingly, minimal credit risk exists. At June 30, 2020 and December 31, 2019, the Company had approximately $1,417,000 and $2,553,000 above the FDIC-insured limit, respectively, including restricted cash held for tenant security deposits of $349,927 and $316,035, respectively.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. The Company recorded stock option expense of $1,078 and $16 during the six months ended June 30, 2020 and 2019, respectively.

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

The Company recognizes interest and penalties, if any, with income tax expense in the accompanying consolidated statement of operations. As of June 30, 2020, and December 31, 2019, there were no such accrued interest or penalties.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – Revision of Prior Year Immaterial Misstatement

During the six months ended June 30, 2020, the Company identified a certain error in recording our minority interest buyout for Pecan Grove during the first quarter of 2019. This error resulted in decreasing our land Investment Property and Equity by $244,321 and had no impact on our income statements.

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

The table below present the impact of the revision in the Company’s condensed consolidated financial statements.

	December 31, 2019
	As previously reported	Adjustment	As Revised
Balance Sheet / Statement of Changes in Stockholders’ Equity
Investment Property
Land	$11,130,259	$(244,321)	$10,885,938
Total Investment Property	34,811,785	(244,321)	34,567,464
Net Investment Property	33,416,827	(244,321)	33,172,506
Total Assets	38,152,131	(244,321)	37,907,810
Additional Paid in Capital	1,004,170	(244,321)	759,849
Total Stockholders’ Deficit	(2,712,554)	(244,321)	(2,956,875)
Total Liabilities and Stockholders’ Deficit	$38,152,131	$(244,321)	$37,907,810

The unaudited condensed consolidated income statement and statement of cash flows are not presented because there is no impact to these statements.

NOTE 3 – INVESTMENT PROPERTY

Investment Property consists of the following as of:

	June 30, 2020	December 31, 2019
Investment Property
Land	$11,378,818	$10,885,938
Site and Land Improvements	21,845,771	17,466,801
Buildings and Improvements	6,791,371	6,214,725
Total Investment Property	40,015,960	34,567,464
Less: accumulated depreciation and amortization	(2,186,493)	(1,394,958)
Net Investment Property	$37,829,467	$33,172,506

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense totaled $482,259 and $157,321 for the three months ended June 30, 2020 and 2019, respectively, and $872,252 and $292,247 for the six months ended June 30, 2020 and 2019, respectively.

During the six months ended June 30, 2019, the Company acquired the 25% minority interest in Pecan Grove MHP LLC. The Company also acquired two manufactured housing communities and accounted for them as asset acquisitions during the six months ended June 30, 2020 totaling $5,310,767 (See note 8).

NOTE 4 – PROMISSORY NOTES

Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities. These promissory notes range from 3.3% to 7.0% with 5 to 30 years principal amortization. Two of the promissory notes had an initial 6 months period on interest only payments. The promissory notes are secured by the real estate assets and $7,434,450 for four assets were guaranteed by Raymond M. Gee, the Company’s chairman, chief executive officer and owner of the principal stockholder of the Company.

In addition, on May 1, 2020, the Company received a $139,300 Payroll Protection Program (the “PPP”) loan from the United States Small Business Administration (the “SBA”) under provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP loan contains events of default and other provisions customary for a loan of this type. The PPP provides that the loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the proceeds from the PPP loan for qualifying expenses and to apply for forgiveness of the PPP loan in accordance with the terms of the CARES Act.

During the six months ended June 30, 2019, the Company refinanced a total of $4,940,750 from current loans payable to $8,241,000 of new notes payable from five of the communities, resulting in an additional loan payable of $3,320,859. The Company used the additional loans payable proceeds from the refinance to retire the related party note payable described below. During the six months ended June 30, 2019, the Company wrote off mortgage costs of $68,195 and capitalized $110,039 of mortgage costs due to the refinancing.

On April 1, 2020, the Company refinanced the loans for Butternut MHP Land LLC with the existing lender to increase the loan amount to $1,382,269 and to extend the maturity date to April 10, 2025. In addition, the interest rate was changed to 6% per annum, provided that on April 10, 2023 and thereafter, the interest rate shall be equal to (i) the per annum rate of interest identified as the “Prime Rate” as published in the monthly rates section of the Wall Street Journal plus (ii) 1% per annum, adjusted as the first day of each calendar quarter. The loan, as modified, is secured by the real estate assets of Butternut MHP Land LLC and is guaranteed by the Company and Raymond M. Gee. The Company used the proceeds to extinguish and pay off the Butternut MHP Land LLC Mezz loan.

As of June 30, 2020, the Company recorded $222,586 of mortgage cost related to the two acquisitions.

The following are terms of these notes:

	Maturity Date	Interest Rate	Balance 06/30/20	Balance 12/31/19
Butternut MHP Land LLC	04/10/25	6.000%	$1,382,269	$1,114,819
Butternut MHP Land LLC Mezz	04/01/27	7.000%	-	280,013
Pecan Grove MHP LLC	02/22/29	5.250%	3,070,251	3,095,274
Azalea MHP LLC	03/01/29	5.400%	820,359	835,445
Holly Faye MHP LLC	03/01/29	5.400%	579,825	574,096
Chatham MHP LLC	04/01/24	5.875%	1,752,066	1,771,506
Lake View MHP LLC	03/01/29	5.400%	1,844,936	1,857,266
B&D MHP LLC	04/25/29	5.500%	1,836,799	1,854,788
Hunt Club MHP LLC	05/01/24	5.750%	1,431,325	1,447,364
Crestview MHP LLC	07/31/24	5.500%	4,126,370	4,173,652
Maple MHP LLC	01/01/23	5.125%	2,652,653	2,688,653
Springlake MHP LLC	11/14/22	3.310%	4,000,000	4,000,000
ARC MHP LLC	01/01/30	5.500%	5,249,899	5,300,000
Countryside MHP LLC	03/20/50	5.500%	3,000,000	-
Evergreen MHP LLC	04/01/32	3.990%	1,145,131	-
Manufactured Housing Properties Inc. PPP*	05/01/22	1.000%	139,300	-
Totals note payables			33,031,183	28,992,876
Discount Direct Lender Fees			(868,297)	(633,629)
Total net of Discount			$32,162,886	$28,359,247

*	Manufactured Housing Properties - Payroll Protection Program Loan

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related Party Promissory Note

On May 8, 2017, the Company issued a promissory note to Metrolina Loan Holdings, LLC (“Metrolina”) in the principal amount of $3,000,000. The note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The note originally awarded Metrolina 455,000 shares of Common Stock as consideration, which resulted in making Metrolina a related party due to its significant ownership. During the year ended December 31, 2019, the Company paid off the entire balance on the note of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the Company’s Common Stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. The note gives Metrolina the right and option to purchase its pro rata share of debt or equity securities issued to maintain up to 10% equity interest in the Company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019. This note matures in May of 2023. As of June 30, 2020, and December 31, 2019, the balance on this note was $816,500 and $1,730,000, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded interest expense related to the note totaling $56,441 and $143,338, respectively and $36,028 and $86,238 for the three months ended June 30, 2020 and 2019, respectively. The related party note is guaranteed by Mr. Gee, the Company’s Chief Executive Officer.

Revolving Promissory Note

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. As of June 30, 2020 and December 31, 2019, the outstanding balance on this note was $621,061 and $797,906, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded imputed interest related to the note of $36,934 and $27,861, respectively, and $17,777 and $13,857 for the three months ended June 30, 2020 and 2019, respectively.

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable at June 30, 2020 by fiscal year were:

2020 (remainder of year)	$240,973
2021	665,537
2022	4,646,074
2023	3,065,286
2024	7,192,359
Thereafter	17,220,954
Total minimum principal payments	$33,031,183

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

Dividend Rate and Payment Dates. Dividends on the Series A Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series A Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.017 per share each month, which is equivalent to the rate of 8% of the $2.50 liquidation preference per share. Dividends on shares of Series A Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the six months ended June 30, 2020 and 2019, the Company paid dividends of $192,220 and $24,334, respectively.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series A Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series A Preferred Stock at a call price equal to $3.75, or 150% of the original issue price of the Series A Preferred Stock, and correspondingly, each holder of shares of Series A Preferred Stock shall have a right to put the shares of Series A Preferred Stock held by such holder back to us at a put price equal to $3.75, or 150% of the original issue purchase price of such shares. During the six months ended June 30, 2020 and 2019, the Company recorded a put option value accretion of $236,250 and $23,750, respectively.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2020, there were 1,890,000 shares of Series A Preferred Stock issued and outstanding. As of June 30, 2020, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,725,000 and accretion of put options totaling $420,250. As of December 31, 2019, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,725,000 and accretion of put options totaling $184,000.

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

Dividend Rate and Payment Dates. Dividends on the Series B Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series B Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.067 per share each month, which is equivalent to the annual rate of 8% of the $10.00 liquidation preference per share; provided that upon an event of default (generally defined as the Company’s failure to pay dividends when due or to redeem shares when requested by a holder), such amount shall be increased to $0.083 per month, which is equivalent to the annual rate of 10% of the $10.00 liquidation preference per share. During the six months ended June 30, 2020 and 2019, the Company paid dividends of $195,875 and $0, respectively.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series B Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series B Preferred Stock at a call price equal to $15.00, or 150% of the original issue price of the Series B Preferred Stock, and correspondingly, each holder of shares of Series B Preferred Stock shall have a right to put the shares of Series B Preferred Stock held by such holder back to the Company at a put price equal to $15.00, or 150% of the original issue purchase price of such shares. During the six months ended June 30, 2020 and 2019, the Company recorded a put option value accretion of $298,027 and $0, respectively.

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

During the six months ended June 30, 2020, the Company sold an aggregate of 167,283 shares of Series B Preferred Stock for total gross proceeds of $1,672,830. After deducting a placement fee and other expenses, the Company received net proceeds of $1,555,732. During the six months ended June 30, 2020 and 2019, the Company recorded a put option value accretion of $298,027 and $0, respectively.

As of June 30, 2020, there were 577,005 shares of Series B Preferred Stock issued and outstanding.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

The Company is authorized to issue up to 200,000,000 shares of Common Stock, par value $0.01 per share. As of June 30, 2020, there were 12,394,180 shares of Common Stock issued and outstanding.

Stock Issued for Service

In November 2018, the Company issued 350,000 shares of Common Stock for services to an investment bank for advisory services with a fair value of $171,500, and $24,500 of that fair value was expensed during the three months ended June 30, 2019. During year ended December 31, 2019, the Company purchased these shares back for a total of $61,837 and canceled the shares due to the termination of the advisory service agreement with the investment bank.

In February 2019, the Company issued an additional 545,000 shares of Common Stock for services to Metrolina with a fair value of $305,200.

In April 2020, the Company issued 50,000 shares of Common Stock to board members with a value of $32,500.

Stock Issued for Cash

In June 2019, the Company issued an additional 254,506 shares of Common Stock for cash of $68,717 to Metrolina upon its exercise of its option to purchase additional stock to maintain up to 10% ownership of the Company’s Common Stock outstanding.

During the six months ended June 30, 2020 and 2019, the Company issued 8,100 and 0 shares of Common Stock, respectively, to early investors in the Regulation A offering, valued at $2,187 and $0, respectively.

Stock issued for Acquisition

In January 2019, the Company issued 2,000,000 shares of Common Stock to Gvest Real Estate Capital LLC, which is controlled and owned by Mr. Gee, the Company’s Chief Executive Officer, to acquire the 25% minority interest in Pecan Grove, which were valued at the historical cost value of $293,241.

Equity Incentive Plan

In December 2017, the Board of Directors, with the approval of a majority of the stockholders of the Company, adopted the Manufactured Housing Properties Inc. Stock Compensation Plan (the “Plan”) which is administered by the Compensation Committee. As of June 30, 2020, there were 656,175 shares granted and 343,825 shares remaining available under the Plan.

The Company has issued options to directors and officers under the Plan. One third of the options vest immediately, and two thirds vest in equal annual installments over a two-year period. The Company issued 519,675 shares in December 2017 and 136,500 shares in December 2019. The Company recorded stock option expense of $1,078 and $16 during the six months ended June 30, 2020 and 2019, respectively.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock options outstanding as of June 30, 2020:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2019	656,175	$0.03	8.7
Granted	-	-	-
Exercised	-	-	-
Forfeited / cancelled / expired	-	-	-
Outstanding at June 30, 2020	656,175	$0.03	8.2

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options holders exercised their options on June 30, 2020. As of June 30, 2020, there were 519,675 “in-the-money” options with an aggregate intrinsic value of $1,283,597.

The following table summarizes information concerning options outstanding as of June 30, 2020.

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

	June 30, 2020	December 31, 2019
Stock option assumptions
Risk-free interest rate	-	0.26%
Expected dividend yield	-	0.00%
Expected volatility	-	15.17%
Expected life of options (in years)	-	10.0

NOTE 7 – RELATED PARTY TRANSACTIONS

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. As of June 30, 2020 and December 31, 2019, the outstanding balance on this note was $621,061 and $797,906, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded imputed interest related to the note of $36,934 and $27,861, respectively, and $17,777 and $13,857 during the three months ended June 30, 2020 and 2019, respectively.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 8, 2017, the Company issued a promissory note to Metrolina in the principal amount of $3,000,000. The note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The note originally awarded Metrolina 455,000 shares of Common Stock as consideration, which resulted in making Metrolina a related party due to its significant ownership. During the year ended December 31, 2019, the Company paid off the entire balance on the note of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the Company’s Common Stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. The note gives Metrolina the right and option to purchase its pro rata share of debt or equity securities issued to maintain up to 10% equity interest in the Company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019. This note matures in May of 2023. As of June 30, 2020 and December 31, 2019, the balance on this note was $816,500 and $1,270,000, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded interest expense related to the note totaling $56,441 and $143,338, respectively, and $36,028 and $86,238 during the three months ended June 30, 2020 and 2019, respectively. The related party note is guaranteed by Mr. Gee, the Company’s Chief Executive Officer.

In January 2019, the Company issued 2,000,000 shares of Common Stock to Gvest Real Estate Capital LLC, an entity controlled by Mr. Gee, the Company’s Chief Executive Officer, to acquire the 25% minority interest in Pecan Grove, which were valued at the historical cost value of $293,241.

In August 2019, the Company entered into an office lease agreement with Gvest Real Estate Capital LLC for the lease of its offices. The lease is $4,000 per month and is on a month-to-month term. Total rent expense for the six months ended June 30, 2020 and 2019 was $24,000 and $0, respectively, and $12,000 and $0 for the three months ended June 30, 2020 and 2019, respectively.

During the three and six months ended June 30, 2020, the Company recorded $4,538 and $8,263, respectively, in revenues related to property management consulting services provided to Gvest Real Estate Capital LLC, compared to $3,284 and $15,284 during the three and six months ended June 30, 2019, respectively.

During the six months ended June 30, 2020, Mr. Gee, the Company’s Chief Executive Officer, received a $50,000 fee for his personal guarantee on a promissory note relating to a loan for one of the Company’s acquisitions, and $70,000 fee for his personal guarantee on a promissory note relating to the refinance of our loans for Butternut MHP Land LLC.

NOTE 8 – ACQUISITIONS

The Company completed two acquisitions during the six months ended June 30, 2020. These were asset acquisitions from third parties and have been accounted for as asset acquisitions. The acquisition date estimated fair value was determined by third party appraisals.

Acquisition Date	Name	Land	Improvements	Building	Acquisition Cost	Total Purchase Price
March 2020	Countryside MHP	$152,880	$3,194,245	$352,875	$21,642	$3,721,642
March 2020	Evergreen MHP	340,000	1,111,000	-	138,125	1,589,125
		$492,880	$4,305,245	$352,875	$159,767	$5,310,767

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pro-forma Financial Information

The following unaudited pro-forma information presents the combined results of operations for the six months ended June 30, 2020 and 2019 as if the above acquisitions of manufactured housing communities had been completed on January 1, 2020 and 2019. Pro-forma for the six months ended June 30, 2019 includes the five acquisitions during 2019.

	Six months ended June 30, 2020 Consolidated	Acquisitions	Adjustment		Six months ended June 30, 2020 Pro Forma
Total revenue	$2,814,271	$167,618	$		$2,981,889
Total expenses	3,415,098	60,297			3,475,395
Depreciation and amortization expense	-	-		49,445	49,445
Interest expense	-	-		40,719	40,719
Net income (loss)	$(600,827)	$107,321			(583,670)
Preferred stock dividends and put option value accretion	922,372	-			922,372
Net loss attributable to common shareholders	$(1,523,199)	$107,321			$(1,506,042)
Weighted average - basic and fully diluted					$(0.12)

	Six months ended June 30, 2019 Consolidated	Acquisitions	Adjustment		Six months ended June 30, 2019 Pro Forma
Total revenue	$1,184,576	$1,284,470	$		$2,469,046
Total expenses	2,258,156	654,781			2,912,937
Depreciation and amortization expense	-	-		617,049	617,049
Interest expense	-	-		466,878	466,878
Net income (loss)	$(1,073,580)	$629,689			(1,527,818)
Preferred stock dividends and put option value accretion	48,084	-			48,084
Net loss attributable to common shareholders	$(1,121,664)	$629,689			$(1,575,902)
Weighted average - basic and fully diluted					$(0.12)

	Three months ended June 30, 2019 Consolidated	Acquisitions	Adjustment		Three months ended June 30, 2019 Pro Forma
Total revenue	$648,202	$654,785	$		$1,302,987
Total expenses	1,002,468	335,689			1,338,157
Depreciation and amortization expense	-	-		308,525	308,525
Interest expense	-	-		233,439	233,439
Net income (loss)	$(354,266)	$319,096			(577,134)
Preferred stock dividends and put option value accretion	43,417	-			43,417
Net loss attributable to common shareholders	$(397,683)	$319,096			$(620,551)
Weighted average - basic and fully diluted					$(0.05)

NOTE 9 – SUBSEQUENT EVENTS

Loan Payoff

On July 7, 2020, the Company paid off the remaining balance of $816,500 on its promissory note due to Metrolina with accrued interest totaling $37,266, and terminated the loan agreement (see Note 4).

Series B Preferred Stock

On July 30, 2020, the Company completed an additional closing of the Regulation A offering (see Note 6), pursuant to which the Company sold an aggregate of 15,214 shares of Series B Preferred Stock to investors for total gross proceeds of $152,140. After deducting the placement fee, the Company received net proceeds of $141,490. The Company also issued 1,300 shares of Common Stock to additional early investors.

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

As of June 30, 2020, we own and operate twenty manufactured housing communities containing approximately 1,308 developed sites, and a total of 461 company-owned manufactured homes, including:

●	Pecan Grove – a 81 lot, all-age community situated on 10.71 acres and located in Charlotte, North Carolina.

●	Butternut – a 59 lot, all-age community situated on 13.13 acres and located in Corryton, Tennessee, a suburb of Knoxville, Tennessee.

●	Azalea Hills – a 41 lot, all-age community situated on 7.46 acres and located in Gastonia, North Carolina, a suburb of Charlotte, North Carolina.

●	Holly Faye – a 37 lot all-age community situated on 8.01 acres and located in Gastonia, North Carolina, a suburb of Charlotte North Carolina.

●	Lakeview – a 97 lot all-age community situated on 17.26 acres in Spartanburg, South Carolina.

●	Chatham Pines – a 49 lot all-age community situated on 23.57 acres and located in Chapel Hill, North Carolina.

●	Maple Hills – a 73 lot all-age community situated on 21.20 acres and located in Mills River, North Carolina, which is part of the Asheville, North Carolina, Metropolitan Statistical Area.

●	Hunt Club Forest – a 79 lot all-age community situated on 13.02 acres and located in the Columbia, South Carolina metro area.

●	B&D – a 97 lot all-age community situated on 17.75 acres and located in Chester, South Carolina.

●	Crestview – a 113 lot all-age community situated on 17.1 acres and located in the Ashville, NC MSA, North Carolina, Metropolitan Statistical Area.

●	Spring Lake – three all-age communities with 225 lots situated on 72.7 acres and located in Warner Robins, Georgia.

●	ARC – five all-age communities with 182 lots situated on 39.34 acres and located in Lexington, South Carolina.

●	Countryside – a 110 lot all-age community situated on 35 acres and located in Lancaster, North Carolina.

●	Evergreen – a 65 lot all-age community situated on 28.4 acres and located in Dandridge, Tennessee.

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

Loan Payoff

On July 7, 2020, the Company paid off the remaining balance of $816,500 on its promissory note due to Metrolina (as defined below) with accrued interest totaling $37,266 and terminated the loan agreement.

Series B Preferred Stock

On July 30, 2020, we completed an additional closing of the Regulation A offering described below pursuant to which we sold an aggregate of 15,214 shares of Series B Preferred Stock to investors for total gross proceeds of $152,140. After deducting the placement fee, we received net proceeds of $141,490. The Company also issued 1,300 shares of Common Stock to additional early investors.

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

The following table sets forth key components of our results of operations during the three months ended June 30, 2020 and 2019, both in dollars and as a percentage of our revenues.

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$1,503,596	99.70%	$644,918	99.49%
Management fees, related party	4,538	0.30%	3,284	0.51%
Total revenues	1,508,134	100.00%	648,202	100.00%
Community operating expenses
Repair and maintenance	74,925	4.97%	51,937	8.01%
Real estate taxes	93,088	6.17%	44,921	6.93%
Utilities	110,095	7.30%	49,082	7.57%
Insurance	46,600	3.09%	19,658	3.03%
General and administrative expense	46,100	3.05%	65,516	10.11%
Total community operating expenses	370,808	24.58%	231,114	35.65%
Corporate payroll and overhead	436,394	28.94%	326,271	50.33%
Depreciation and amortization expense	482,259	31.98%	157,321	24.27%
Interest expense	465,335	30.86%	287,762	44.39%
Total expenses	1,754,796	116.35%	1,002,468	154.65%
Net loss	$(246,662)	(16.35)%	$(354,266)	(54.65)%
Preferred stock dividends and put option value accretion	(489,383)	(32.45)%	(43,417)	(6.70)%
Net loss attributable to common stockholders	$(736,045)	(48.80)%	$(397,683)	(61.35)%

Revenues. For the three months ended June 30, 2020, we had total revenues of $1,508,134, as compared to $648,202 for the three months ended June 30, 2019, an increase of $859,932, or 132.7%. The increase in revenues between the periods was primarily due to $824,271 of rental income from the acquisition of five manufactured housing communities subsequent to June 30, 2019. Excluding the five acquisitions, our revenues increased by $35,661 due to rent increases and an increase in occupancy.

Community Operating Expenses. For the three months ended June 30, 2020, we had total community operating expenses of $370,808, as compared to $231,114 for the three months ended June 30, 2019, an increase of $139,694, or 60.4%. The increase in community operating expenses was primarily due to expenses related to the acquisition of five manufactured housing communities subsequent to June 30, 2019 totaling $215,712. Excluding the five acquisitions, our community operating expenses decreased by $76,018 due to additional repair and maintenance costs incurred during 2019 as we stabilized newly acquired communities.

Corporate Payroll and Overhead Expenses. For the three months ended June 30, 2020, we had corporate payroll and overhead expenses of $436,394, as compared to $326,271 for the three months ended June 30, 2019, an increase of $110,123. Such increase was primarily due to additional audit fees due to our acquisition audits, and additional corporate personnel to support our growth.

Depreciation and Amortization Expense. For the three months ended June 30, 2020, we had depreciation and amortization expense of $482,259, as compared to $157,321 for the three months ended June 30, 2019, an increase of $324,938, or 206.5%. The increase was primarily due to the acquisition of five manufactured housing communities subsequent to June 30, 2019.

Interest Expense. For the three months ended June 30, 2020, we had interest expense of $465,335, as compared to $287,762 for the three months ended June 30, 2019, an increase of $177,573. The increase was primarily comprised of $213,950 related to new debt associated with our acquisition of five manufactured housing communities subsequent to June 30, 2019. This was partially offset from the decrease of interest resulting from the refinancing of five of our manufactured housing communities during the first quarter of 2019.

Net Loss. The factors described above resulted in a net loss of $246,662 for the three months ended June 30, 2020, as compared to $354,266 for the three months ended June 30, 2019, a decrease of $107,604, or 30.4%.

Comparison of Six Months Ended June 30, 2020 and 2019

The following table sets forth key components of our results of operations during the six months ended June 30, 2020 and 2019, both in dollars and as a percentage of our revenues.

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$2,806,008	99.71%	$1,169,292	98.71%
Management fees, related party	8,263	0.29%	15,284	1.29%
Total revenues	2,814,271	100.00%	1,184,576	100.00%
Community operating expenses
Repair and maintenance	141,495	5.03%	95,227	8.04%
Real estate taxes	152,278	5.41%	68,482	5.78%
Utilities	251,556	8.94%	80,675	6.81%
Insurance	88,501	3.14%	25,929	2.19%
General and administrative expense	251,670	8.94%	160,622	13.56%
Total community operating expenses	885,500	31.46%	430,935	36.38%
Corporate payroll and overhead	753,837	26.78%	462,234	39.02%
Depreciation and amortization expense	872,252	30.99%	292,247	24.67%
Interest expense	903,509	32.10%	520,468	43.94%
Refinancing costs	-	-	552,272	46.62%
Total expenses	3,415,098	121.34%	2,258,156	190.63%
Net loss	$(600,827)	(21.34)%	$(1,073,580)	(90.63)%
Preferred stock dividends and put option value accretion	(922,372)	(32.77)%	(48,084)	(4.06)%
Net loss attributable to common stockholders	$(1,523,199)	(54.12)%	$(1,121,664)	(94.69)%

Revenues. For the six months ended June 30, 2020, we had total revenues of $2,814,271, as compared to $1,184,576 for the six months ended June 30, 2019, an increase of $1,629,695, or 137.6%. The increase in revenues between the periods was primarily due to $1,462,258 of rental income from the acquisition of five manufactured housing communities subsequent to June 30, 2019. Excluding the five acquisitions, our revenues increased by $167,437 due to rent increases and an increase in occupancy.

Community Operating Expenses. For the six months ended June 30, 2020, we had total community operating expenses of $885,500, as compared to $430,935 for the six months ended June 30, 2019, an increase of $454,565, or 105.5%. The increase in community operating expenses was primarily due to expenses related to the acquisition of five manufactured housing communities subsequent to June 30, 2019 totaling $481,191. Excluding the five acquisitions, our community operating expenses decreased by $26,626 due to additional repair and maintenance costs incurred during 2019 as we stabilized newly acquired communities.

Corporate Payroll and Overhead Expenses. For the six months ended June 30, 2020, we had corporate payroll and overhead expenses of $753,837, as compared to $462,234 for the six months ended June 30, 2019, an increase of $291,603. Such increase was primarily due to additional audit fees due to our acquisition audits, and additional corporate personnel to support our growth.

Depreciation and Amortization Expense. For the six months ended June 30, 2020, we had depreciation and amortization expense of $872,252, as compared to $292,247 for the six months ended June 30, 2019, an increase of $580,005, or 198.5%. The increase was primarily due to the acquisition of five manufactured housing communities subsequent to June 30, 2019.

Interest Expense. For the six months ended June 30, 2020, we had interest expense of $903,509, as compared to $520,468 for the six months ended June 30, 2019, an increase of $383,041. The increase was primarily comprised of $408,861 related to new debt associated with our acquisition of five manufactured housing communities subsequent to June 30, 2019. This was partially offset from the decrease of interest resulting from the refinancing of five of our manufactured housing communities during the first quarter of 2019.

Refinancing Expenses. During the six months ended June 30, 2019, we refinanced a total of $4,940,750 from our current loans payable to $8,241,000 of new notes payable from five of our ten existing communities, resulting in an additional loan payable of $3,320,859. We used the additional loans payable proceeds from the refinance to retire our convertible note payable of $2,754,550 plus accrued interest and recorded a loss of $552,272 on the refinancing. As of June 30, 2019, the Company wrote off mortgage costs of $68,195 and capitalized $227,461 of mortgage costs due to the refinancing.

Net Loss. The factors described above resulted in a net loss of $600,827 for the six months ended June 30, 2020, as compared to $1,073,580 for the six months ended June 30, 2019, a decrease of $472,753, or 44.0%.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $2,997,819, including restricted cash of $349,927. In addition to cash generated through operations, we use a variety of sources to fund our cash needs, including acquisitions. We intend to continue to increase our real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. Our ability to continue acquiring communities are dependent on our ability to raise capital. There is no guarantee that any of these additional opportunities will materialize or that we will be able to take advantage of such opportunities. The growth of our real estate portfolio depends on the availability of suitable properties which meet our investment criteria and appropriate financing.

We will require additional funding to finance the growth of our current and expected future operations as well as to achieve its strategic objectives. We believe that our current available cash along with anticipated revenues will be sufficient to meet our cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$498,679	$(753,607)
Net cash used in investing activities	(1,286,818)	(4,483,648)
Net cash provided by (used in) financing activities	(360,453)	6,137,506
Net increase (decrease) in cash and cash equivalents	(1,148,592)	900,251
Cash and cash equivalents at beginning of period	4,146,411	458,271
Cash and cash equivalent at end of period	$2,997,819	$1,358,522

Net cash provided by operating activities was $498,679 for the six months ended June 30, 2020, as compared to $753,607 net cash used in operating activities for the six months ended June 30, 2019. For the six months ended June 30, 2020, the net loss of $600,827, offset by depreciation and amortization in the amount of $872,252 and an increase in accrued liabilities in the amount of $121,563 were the primary drivers of the net cash provided by operating activities. For the six months ended June 30, 2019, the net loss of $1,073,580, a decrease in other assets in the amount of $228,509 and a decrease in accrued expenses in the amount of $197,756, offset by stock compensation expense in the amount of $329,700 and depreciation and amortization in the amount of $292,247, were the primary drivers of the net cash used in operating activities.

Net cash used in investing activities was $1,286,818 for the six months ended June 30, 2020, as compared to $4,483,648 for the six months ended June 30, 2019. Net cash used in investing activities for the six months ended June 30, 2020 consisted of the purchase of investment properties in the amount of $988,000 and capital improvements in the amount of $298,818, while net cash used in investing activities for the six months ended June 30, 2019 consisted entirely of the purchase of property.

Net cash used in financing activities was $360,453 for the six months ended June 30, 2020, as compared to $6,137,506 net cash provided by financing activities for the six months ended June 30, 2019. For the six months ended June 30, 2020, net cash used in financing activities consisted of repayment of related party notes payable of $913,500, repayment of notes payable $516,195, preferred share dividends of $388,095, payment of mortgage costs recorded as debt discount of $222,586, repayment of related party note of $176,845, fees in connection with preferred stock issuance of $117,098, offset by proceeds from issuance of preferred stock of $1,555,732 and proceeds from note payables of $418,134. For the six months ended June 30, 2019, net cash provided by financing activities consisted of proceeds from notes payable in the amount of $14,281,076, proceeds from the issuance of preferred stock in the amount of $1,425,000, proceeds from line of credit in the amount of $1,270,000, proceeds from issuance of common stock in the amount of $68,717 and proceeds from related party note in the amount of $7,076, offset by repayment of notes payable in the amount of $7,824,367, repayment of line of credit in the amount of $2,754,550, capitalized financing costs of $227,461, purchase of treasury stock in the amount of $64,511 and preferred stock dividends in the amount of $24,334.

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

As of June 30, 2020, we sold an aggregate of 577,005 shares of Series B Preferred Stock for total gross proceeds of $5,770,050. After deducting a placement fee and other expenses, we received net proceeds of $5,366,147.

Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities. These promissory notes range from 3.3% to 7.0% with 5 to 30 years principal amortization. Two of the promissory notes had an initial 6 months period on interest only payments. The promissory notes are secured by the real estate assets and $7,434,450 for four assets were guaranteed by Raymond M. Gee, the Company’s chairman, chief executive officer and owner of the principal stockholder of the Company.

In addition, on May 1, 2020, the Company received a $139,300 Payroll Protection Program (the “PPP”) loan from the United States Small Business Administration (the “SBA”) under provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP loan contains events of default and other provisions customary for a loan of this type. The PPP provides that the loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the proceeds from the PPP loan for qualifying expenses and to apply for forgiveness of the PPP loan in accordance with the terms of the CARES Act.

During the six months ended June 30, 2019, the Company refinanced a total of $4,940,750 from current loans payable to $8,241,000 of new notes payable from five of the communities, resulting in an additional loan payable of $3,320,859. The Company used the additional loans payable proceeds from the refinance to retire the related party note payable described below. During the three months ended June 30, 2019, the Company wrote off mortgage costs of $68,195 and capitalized $ 227,461 of mortgage costs due to the refinancing.

The following are terms of these notes:

	Maturity Date	Interest Rate	Balance 03/31/20	Balance 12/31/19
Butternut MHP Land LLC	04/10/25	6.000%	$1,382,269	$1,114,819
Butternut MHP Land LLC Mezz	04/01/27	7.000%	-	280,013
Pecan Grove MHP LLC	02/22/29	5.250%	3,070,251	3,095,274
Azalea MHP LLC	03/01/29	5.400%	820,359	835,445
Holly Faye MHP LLC	03/01/29	5.400%	579,825	574,096
Chatham MHP LLC	04/01/24	5.875%	1,752,066	1,771,506
Lake View MHP LLC	03/01/29	5.400%	1,844,936	1,857,266
B&D MHP LLC	04/25/29	5.500%	1,836,799	1,854,788
Hunt Club MHP LLC	05/01/24	5.750%	1,431,325	1,447,364
Crestview MHP LLC	07/31/24	5.500%	4,126,370	4,173,652
Maple MHP LLC	01/01/23	5.125%	2,652,653	2,688,653
Springlake MHP LLC	11/14/22	3.310%	4,000,000	4,000,000
ARC MHP LLC	01/01/30	5.500%	5,249,899	5,300,000
Countryside MHP LLC	03/20/50	5.500%	3,000,000	-
Evergreen MHP LLC	04/01/32	3.990%	1,145,131	-
Manufactured Housing Properties Inc. PPP*	05/01/22	1.000%	139,300	-
Totals note payables			33,031,183	28,992,876
Discount Direct Lender Fees			(868,297)	(633,629)
Total net of Discount			$32,162,886	$28,359,247

*	Manufactured Housing Properties - Payroll Protection Program Loan

Metrolina Promissory Note

On May 8, 2017, the Company issued a promissory note to Metrolina Loan Holdings, LLC (“Metrolina”) in the principal amount of $3,000,000. The note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The note originally awarded Metrolina 455,000 shares of Common Stock as consideration, which resulted in making Metrolina a related party due to its significant ownership. During the year ended December 31, 2019, the Company paid off the entire balance on the note of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the Company’s Common Stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. The note gives Metrolina the right and option to purchase its pro rata share of debt or equity securities issued to maintain up to 10% equity interest in the Company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019. This note matures in May of 2023. As of June 30, 2020 and December 31, 2019, the balance on this note was $816,500 and $1,730,000, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded interest expense related to the note totaling $56,441 and $143,338, respectively, and $36,028 and $86,238 during the three months ended June 30, 2020 and 2019, respectively. The related party note is guaranteed by Mr. Gee, the Company’s Chief Executive Officer.

Revolving Promissory Note

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. As of June 30, 2020 and December 31, 2019, the outstanding balance on this note was $621,061 and $797,906, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded imputed interest related to the note of $36,934 and $27,861, respectively and $17,777 and $13,857 for the three months ended June 30, 2020 and 2019, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements.

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

Revenue Recognition. Our revenues primarily consist of rental revenues and fee and other income. We have the following revenue sources and revenue recognition policies:

●	Rental revenues include revenues from the leasing land lot or a combination of both, the mobile home and land at our properties to tenants.

○	Revenues from the leasing of land lot or a combination of both, the mobile home and land at our properties to tenants include (i) lease components, including land lot or a combination of both, the mobile home and land, and (ii) reimbursement of utilities and account for the components as a single lease component in accordance with Accounting Standards Codification (“ASC”) 842.

○	Revenues derived from fixed lease payments are recognized on a straight-line basis over the non-cancelable period of the lease. We commence rental revenue recognition when the underlying asset is available for use by the lessee. Revenue derived from the reimbursement of utilities are generally recognized in the same period as the related expenses are incurred. Our leases are month-to-month.

●	Fee and other income include late fees, violation fees and other revenue arising from contractual agreements with third parties. This revenue is recognized as the services are transferred in accordance with ASC 606.

●	Mobile home sale revenues are recognized in accordance with Topic 606 of the Financial Accounting Standards Board (“FASB”) ASC for revenue recognition. On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. We consider revenue realized or realizable and earned when all the five following criteria are met: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when (or as) we satisfy a performance obligation.

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

Impairment Policy. The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the six months ended June 30, 2020 and 2019.

Stock-Based Compensation. All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. The Company recorded stock option expense of $1,078 and $16 during the six months ended June 30, 2020 and 2019, respectively.

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

Income Taxes. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We recognize and interest and penalties, if any, with income tax expense in the accompanying consolidated statement of operations. As of June 30, 2020 and December 31, 2019, there were no such accrued interest or penalties.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2020. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and further referenced below, which we are still in the process of remediating as of June 30, 2020, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020, our management identified the following material weaknesses:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended June 30, 2020 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three months ended June 30, 2020, we did not repurchase any shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of fiscal year 2020 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed on April 19, 2018)
3.2	Certificate of Designation of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 2.2 to the Offering Statement on Form 1-A filed on May 9, 2019)
3.3	Certificate of Designation of Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 5, 2019)
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on April 19, 2018)
10.1	Modification Agreement, dated April 1, 2020, among Firstbank, Butternut MHP Land LLC, Butternut MHP Homes LLC, Raymond M. Gee and Manufactured Housing Properties Inc. (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on April 14, 2020)
10.2	Amended and Restated Promissory Note issued by Butternut MHP Land LLC and Butternut MHP Homes LLC to Firstbank on April 1, 2020 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on April 14, 2020)
10.3*	Promissory Note issued by Manufacturing Housing Properties Inc. on May 1, 2020 to Aquesta Bank
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2020	MANUFACTURED HOUSING PROPERTIES INC.

/s/ Raymond M. Gee
Name: Raymond M. Gee
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Michael Z. Anise
Name: Michael Z. Anise
Title: President and Chief Financial Officer
(Principal Financial and Accounting Officer)