Form 10-Q
period 2020-09-30
MANUFACTURED HOUSING PROPERTIES INC.
filed 2020-11-10
CIK 1277998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

As of November 9, 2020, there were 12,397,480 common shares of the registrant issued and outstanding.

Manufactured Housing Properties Inc.

Quarterly Report on Form 10-Q

Period Ended September 30, 2020

 i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MANUFACTURED HOUSING PROPERTIES INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

	September 30, 2020	December 31, 2019
Assets	(unaudited)	(as Revised)
Investment Property
Land	$11,378,818	$10,885,938
Site and Land Improvements	22,007,126	17,466,801
Buildings and Improvements	7,048,699	6,214,725
Total Investment Property	40,434,643	34,567,464
Accumulated Depreciation & Amortization	(2,621,354)	(1,394,958)
Net Investment Property	37,813,289	33,172,506
Cash and Cash Equivalents, including restricted cash of $371,826 and $316,035 respectively	2,099,390	4,146,411
Accounts Receivable, net	45,293	31,881
Other Assets	601,010	557,012
Total Assets	$40,558,982	$37,907,810

Liabilities
Accounts Payable	$214,289	$227,406
Notes Payable, net of $746,560 and $633,629 debt discount	32,159,085	28,359,247
Note Payable – Related Party	605,580	797,906
Note Payable – Line of Credit Related Party	-	1,730,000
Accrued Liabilities	583,922	551,481
Tenant Security Deposits	371,826	316,035
Total Liabilities	33,934,702	31,982,075

Commitments and Contingencies (See note 5)	-	-

Redeemable Preferred Stock – subject to redemption
Series A Cumulative Redeemable Convertible Preferred Stock, par value $0.01 per share; 4,000,000 shares authorized; 1,890,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019; redemption value $7,087,500	5,263,375	4,909,000
Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized; 615,291 and 409,722 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; redemption value $9,229,365	6,293,427	3,973,610

Stockholders’ deficit
Common Stock, par value $0.01 per share; 200,000,000 shares authorized; 12,397,180 and 12,336,080 shares are issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	123,972	123,361
Additional Paid in Capital	(558,758)	759,849
Accumulated Deficit	(4,497,736)	(3,840,085)
Total Stockholders’ Deficit	(4,932,522)	(2,956,875)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$40,558,982	$37,907,810

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	Three Months Ended September 30,		Nine months Ended September 30,
	2020	2019	2020	2019
Revenue
Rental and related income	$1,615,994	$794,543	$4,422,002	$1,963,835
Management fees, related party	5,004	4,164	13,267	19,448
Total revenues	1,620,998	798,707	4,435,269	1,983,283

Community operating expenses
Repair and maintenance	93,501	65,394	234,996	160,621
Real estate taxes	90,498	42,178	242,776	110,660
Utilities	150,568	50,069	402,124	130,744
Insurance	27,622	21,086	116,123	47,015
General and administrative expense	133,279	66,566	384,949	227,188
Total community operating expenses	495,468	245,293	1,380,968	676,228

Corporate payroll and overhead	311,787	125,229	1,065,624	587,463
Depreciation and amortization expense	485,377	204,719	1,357,629	496,966
Interest expense	385,190	555,786	1,288,699	1,076,254
Refinancing costs	-	-	-	552,272
Total expenses	1,677,822	1,131,027	5,092,920	3,389,183

Loss before provision for income taxes	(56,824)	(332,320)	(657,651)	(1,405,900)
Provision for income taxes	-	-	-	-
Net Loss	$(56,824)	$(332,320)	$(657,651)	$(1,405,900)

Preferred stock dividends and put option value accretion
Series A preferred dividends	89,500	19,000	281,720	43,334
Series A preferred put option value accretion	118,125	23,750	354,375	47,500
Series B preferred dividends	114,413	-	310,288	-
Series B preferred put option value accretion	110,807	-	408,834	-
Total preferred stock dividends and put option value accretion	432,845	42,750	1,355,217	90,834
Net loss attributable to common stockholders	$(489,669)	$(375,070)	$(2,012,868)	$(1,496,734)

Weighted average shares - basic and fully diluted	12,395,376	12,799,568	12,369,344	12,738,962

Net loss per share - basic	$(0.04)	$(0.03)	$(0.16)	$(0.12)
Net loss per share - fully diluted	$(0.04)	$(0.03)	$(0.16)	$(0.12)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	COMMON STOCK		ADDITIONAL	NON		STOCKHOLDERS’
	SHARES	PAR VALUE	PAID IN CAPITAL	CONTROLLING INTEREST	ACCUMULATED DEFICIT	EQUITY (DEFICIT)
Balance at January 1, 2019	10,350,062	$103,500	$451,567	$293,241	$(1,801,338)	$(953,030)
Stock option expense	-	-	8	-	-	8
Common Stock issuance for acquisition of minority interest (as revised) Note 2	2,000,000	20,000	273,241	(293,241)	-	-
Common Stock issuance for line of credit	545,000	5,450	299,750	-	-	305,200
Common Stock issuance for service	-	-	24,500	-	-	24,500
Preferred shares Series A dividends	-	-	(4,667)	-	-	(4,667)
Imputed interest	-	-	14,004	-	-	14,004
Net Loss	-	-	-	-	(719,314)	(719,314)
Balance at March 31, 2019 (as revised)	12,895,062	128,950	$1,058,403	-	(2,520,652)	(1,333,299)
Stock option expense	-	-	8	-	-	8
Common Stock issuance for cash for line of credit	254,506	2,545	66,172	-	-	68,717
Purchase Treasury Common Stock	(350,000)	(3,500)	(61,011)	-	-	(64,511)
Imputed interest	-	-	13,857	-	-	13,857
Preferred shares Series A put option value accretion	-	-	(23,750)	-	-	(23,750)
Preferred shares Series A dividends	-	-	(19,667)	-	-	(19,667)
Net Loss	-	-	-	-	(354,266)	(354,266)
Balance at June 30, 2019 (as revised)	12,799,568	$127,995	$1,034,012	$-	$(2,874,918)	$(1,792,911)
Stock option expense	-	-	8	-	-	8
Imputed interest	-	-	12,872	-	-	12,872
Preferred shares Series A put option value accretion	-	-	(19,000)	-	-	(19,000)
Preferred shares Series A dividends	-	-	(23,750)	-	-	(23,750)
Net Loss	-	-	-	-	(332,320)	(332,320)
Balance at September 30, 2019 (as revised)	12,799,568	$127,995	$1,004,142	$-	$(3,207,238)	$(2,075,101)
Balance at January 1, 2020 (as revised)	12,336,080	$123,361	$759,849	$-	$(3,840,085)	$(2,956,875)
Stock option expense	-	-	539	-	-	539
Common Stock issuance to preferred share holders	6,000	60	1,560	-	-	1,620
Preferred shares Series A put option value accretion	-	-	(118,125)	-	-	(118,125)
Preferred shares Series A dividends	-	-	(94,500)	-	-	(94,500)
Preferred shares Series B put option value accretion	-	-	(127,368)	-	-	(127,368)
Preferred shares Series B dividends	-	-	(92,996)	-	-	(92,996)
Net Loss	-	-	-	-	(354,165)	(354,165)
Balance at March 31, 2020	12,342,080	$123,421	$328,959	$-	$(4,194,250)	$(3,741,870)
Stock option expense	-	-	539	-	-	539
Common Stock issuance to preferred share holders	2,100	21	546	-	-	567
Common shares issued to board of directors	50,000	500	32,000	-	-	32,500
Preferred shares Series A put option value accretion	-	-	(118,125)	-	-	(118,125)
Preferred shares Series A dividends	-	-	(97,720)	-	-	(97,720)
Preferred shares Series B put option value accretion	-	-	(170,659)	-	-	(170,659)
Preferred shares Series B dividends	-	-	(102,879)	-	-	(102,879)
Net Loss	-	-	-	-	(246,662)	(246,662)
Balance at June 30, 2020	12,394,180	$123,942	$(127,339)	$-	$(4,440,912)	$(4,444,309)
Stock option expense	-	-	646	-	-	646
Common Stock issuance to preferred share holders	3,000	30	780	-	-	810
Preferred shares Series A put option value accretion	-	-	(118,125)	-	-	(118,125)
Preferred shares Series A dividends	-	-	(89,500)	-	-	(89,500)
Preferred shares Series B put option value accretion	-	-	(110,807)	-	-	(110,807)
Preferred shares Series B dividends	-	-	(114,413)	-	-	(114,413)
Net Loss	-	-	-	-	(56,824)	(56,824)
Balance at September 30, 2020	12,397,180	$123,972	$(558,758)	$-	$(4,497,736)	$(4,932,522)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	2020	2019
Cash Flows from Operating Activities:
Net Loss	$(657,651)	$(1,405,900)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
In-kind contribution of interest	-	40,733
Provision for bad debts	3,802	23,820
Stock option expense	1,724	24
Stock compensation expense	32,500	329,700
Write off mortgage cost	-	68,195
Depreciation and amortization	1,357,629	504,542
Changes in operating assets and liabilities:
Accounts receivable	(17,214)	(44,914)
Other assets	(43,998)	(461,532)
Accounts payable	(13,117)	230,164
Accrued liabilities	25,415	119,135
Tenant security deposits	55,791	92,923
Net Cash Provided by (Used in) Operating Activities	744,881	(503,110)

Cash Flows from Investing Activities:
Capital Improvements	(720,594)	-
Purchases of investment properties	(1,001,000)	(10,138,342)
Net Cash Used in Investing Activities	(1,721,594)	(10,138,342)

Cash Flows from Financing Activities:
Proceeds from related – party note	-	7,075
Repayment of note payable – line of credit related party	(1,730,000)	(2,754,550)
Proceeds from note payable – line of credit related party	-	3,000,000
Proceeds from notes payable	418,134	18,481,076
Repayment of notes payable	(641,733)	(7,898,248)
Proceeds from issuance of preferred stock	1,911,792	1,465,000
Proceeds from issuance of common stock	-	68,717
Purchase of treasury stock	-	(64,511)
Repayment of note payable - related party	(192,326)	-
Capitalized financing cost	-	(275,519)
Payment of mortgage costs recorded as debt discount	(244,167)	(73,434)
Preferred shares dividends	(592,008)	(43,334)
Net Cash Provided by (Used in) Financing Activities	(1,070,308)	11,912,272

Net change in cash, cash equivalents and restricted cash	(2,047,021)	1,270,820
Cash, cash equivalents and restricted cash at beginning of the period	4,146,411	458,271
Cash, cash equivalents and restricted cash at end of the period	$2,099,390	$1,729,091

Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$1,727,564	$1,505,019
Restricted cash	371,826	224,072
Total	$2,099,390	$1,729,091

Cash, cash equivalents and restricted cash consist of the following:
Beginning of period
Cash and cash equivalents	$3,830,376	$327,122
Restricted cash	316,035	131,149
Total	$4,146,411	$458,271

Cash paid for:
Income Taxes	$-	$-
Interest	$1,276,614	$577,769

Non-Cash Investing and Financing Activities
Purchase of Minority Interest in Pecan Grove	$-	$537,562
Notes related to acquisitions	$4,150,000	$-
Non-cash Preferred stock accretion	$763,209	$45,500

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The December 31, 2019 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 14, 2020. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. Total dilutive securities outstanding as of September 30, 2020 and 2019 totaled 656,175 and 541,334 stock options, respectively, 1,890,000 and 586,000 convertible Preferred Series A shares, respectively, which are convertible into common shares at $2.50 per share for a total of 756,000 and 228,000, respectively, which are not included in dilutive loss per share as the effect would be anti-dilutive.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment Policy

The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the nine months ended September 30, 2020 and 2019.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash balances at banks and deposits at times may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially secure and, accordingly, minimal credit risk exists. At September 30, 2020 and December 31, 2019, the Company had approximately $586,000 and $2,553,000 above the FDIC-insured limit, respectively, including restricted cash held for tenant security deposits of $371,826 and $316,035, respectively.

Stock Based Compensation

All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. The Company recorded stock option expense of $1,724 and $24 during the nine months ended September 30, 2020 and 2019, respectively.

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

The Company recognizes interest and penalties, if any, with income tax expense in the accompanying unaudited condensed consolidated statement of operations. As of September 30, 2020, and December 31, 2019, there were no such accrued interest or penalties.

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

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2020, the FASB issued ASU 2020-06 “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity”, which simplifies the guidance for certain convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements.

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

NOTE 2 – Revision of Prior Year Immaterial Misstatement

During the nine months ended September 30, 2020, the Company identified a certain error in recording our minority interest buyout for Pecan Grove during the first quarter of 2019. This error resulted in decreasing our land Investment Property and Equity by $244,321 and had no impact on our income statements.

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

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below present the impact of the revision in the Company’s condensed consolidated financial statements.

	December 31, 2019
	As previously reported	Adjustment	As Revised
Balance Sheet / Statement of Changes in Stockholders’ Equity
Investment Property
Land	$11,130,259	$(244,321)	$10,885,938
Total Investment Property	34,811,785	(244,321)	34,567,464
Net Investment Property	33,416,827	(244,321)	33,172,506
Total Assets	38,152,131	(244,321)	37,907,810
Additional Paid in Capital	1,004,170	(244,321)	759,849
Total Stockholders’ Deficit	(2,712,554)	(244,321)	(2,956,875)
Total Liabilities and Stockholders’ Deficit	$38,152,131	$(244,321)	$37,907,810

The unaudited condensed consolidated income statement and statement of cash flows are not presented because there is no impact to these statements.

NOTE 3 – INVESTMENT PROPERTY

Investment Property consists of the following as of:

	September 30, 2020	December 31, 2019
Investment Property
Land	$11,378,818	$10,885,938
Site and Land Improvements	22,007,126	17,466,801
Buildings and Improvements	7,048,699	6,214,725
Total Investment Property	40,434,643	34,567,464
Less: accumulated depreciation and amortization	(2,621,354)	(1,394,958)
Net Investment Property	$37,813,289	$33,172,506

Depreciation and amortization expense totaled $485,377 and $204,719 for the three months ended September 30, 2020 and 2019, respectively, and $1,357,629 and $496,966 for the nine months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2019, the Company acquired the 25% minority interest in Pecan Grove MHP LLC. The Company also acquired two manufactured housing communities and accounted for them as asset acquisitions during the nine months ended September 30, 2020 totaling $5,310,767 (See note 8).

NOTE 4 – PROMISSORY NOTES

Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities. These promissory notes range from 3.3% to 7.0% with 5 to 30 years principal amortization. Two of the promissory notes had an initial 6 months period on interest only payments. The promissory notes are secured by the real estate assets and $7,397,468 for four assets were guaranteed by Raymond M. Gee, the Company’s chairman, chief executive officer and owner of the principal stockholder of the Company.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, on May 1, 2020, the Company received a $139,300 Paycheck Protection Program (the “PPP”) loan from the United States Small Business Administration (the “SBA”) under provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP loan contains events of default and other provisions customary for a loan of this type. The PPP provides that the loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company used the proceeds from the PPP loan for qualifying expenses and applied for forgiveness of the PPP loan in accordance with the terms of the CARES Act. However, the Company cannot provide assurance that the loan will be forgiven.

During the nine months ended September 30, 2019, the Company refinanced a total of $4,940,750 from current loans payable to $8,241,000 of new notes payable from five of the communities, resulting in an additional loan payable of $3,320,859. The Company used the additional loans payable proceeds from the refinance to retire the related party note payable described below. During the nine months ended September 30, 2019, the Company wrote off mortgage costs of $68,195 and capitalized $110,039 of mortgage costs due to the refinancing.

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

As of September 30, 2020, the Company recorded $151,365 of mortgage cost related to the two acquisitions.

The following are terms of these notes:

	Maturity Date	Interest Rate	Balance 09/30/20	Balance 12/31/19
Butternut MHP Land LLC	04/10/25	6.000%	$1,375,106	$1,114,819
Butternut MHP Land LLC Mezz	04/01/27	7.000%	-	280,013
Pecan Grove MHP LLC	02/22/29	5.250%	3,054,267	3,095,274
Azalea MHP LLC	03/01/29	5.400%	815,687	835,445
Holly Faye MHP LLC	03/01/29	5.400%	579,825	574,096
Chatham MHP LLC	04/01/24	5.875%	1,743,510	1,771,506
Lake View MHP LLC	03/01/29	5.400%	1,838,780	1,857,266
B&D MHP LLC	04/25/29	5.500%	1,827,754	1,854,788
Hunt Club MHP LLC	05/01/24	5.750%	1,424,255	1,447,364
Crestview MHP LLC	07/31/24	5.500%	4,105,637	4,173,652
Maple MHP LLC	01/01/23	5.125%	2,636,854	2,688,653
Springlake MHP LLC	11/14/22	3.310%	4,000,000	4,000,000
ARC MHP LLC	01/01/30	5.500%	5,224,329	5,300,000
Countryside MHP LLC	03/20/50	5.500%	3,000,000	-
Evergreen MHP LLC	04/01/32	3.990%	1,140,341	-
PPP Loan	05/01/22	1.000%	139,300	-
Totals note payables			32,905,645	28,992,876
Discount Direct Lender Fees			(746,560)	(633,629)
Total net of Discount			$32,159,085	$28,359,247

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related Party Promissory Note

On May 8, 2017, the Company issued a promissory note to Metrolina Loan Holdings, LLC (“Metrolina”) in the principal amount of $3,000,000. The note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The note originally awarded Metrolina 455,000 shares of Common Stock as consideration, which resulted in making Metrolina a related party due to its significant ownership. During the year ended December 31, 2019, the Company paid off the entire balance on the note of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the Company’s Common Stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. The note gives Metrolina the right and option to purchase its pro rata share of debt or equity securities issued to maintain up to 10% equity interest in the Company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019. This note matures in May of 2023. As of September 30, 2020, and December 31, 2019, the balance on this note was $0 and $1,730,000, respectively. During the three months ended September 30, 2020, the Company paid off the full balance and terminated the loan facility. The related party note was guaranteed by Mr. Gee, the Company’s Chief Executive Officer.

Revolving Promissory Note

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. As of September 30, 2020 and December 31, 2019, the outstanding balance on this note was $605,580 and $797,906, respectively.

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable at September 30, 2020 by fiscal year were:

2020 (remainder of year)	$135,491
2021	667,735
2022	4,648,421
2023	3,067,795
2024	7,195,039
Thereafter	17,191,164
Total minimum principal payments	$32,905,645

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

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Dividend Rate and Payment Dates. Dividends on the Series A Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series A Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.017 per share each month, which is equivalent to the rate of 8% of the $2.50 liquidation preference per share. Dividends on shares of Series A Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the nine months ended September 30, 2020 and 2019, the Company paid dividends of $281,720 and $43,334, respectively.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series A Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series A Preferred Stock at a call price equal to $3.75, or 150% of the original issue price of the Series A Preferred Stock, and correspondingly, each holder of shares of Series A Preferred Stock shall have a right to put the shares of Series A Preferred Stock held by such holder back to us at a put price equal to $3.75, or 150% of the original issue purchase price of such shares. During the nine months ended September 30, 2020 and 2019, the Company recorded a put option value accretion of $354,375 and $47,500, respectively.

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

As of September 30, 2020, there were 1,890,000 shares of Series A Preferred Stock issued and outstanding. As of September 30, 2020, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,725,000 and accretion of put options totaling $538,375. As of December 31, 2019, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,725,000 and accretion of put options totaling $184,000.

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

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dividend Rate and Payment Dates. Dividends on the Series B Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series B Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.067 per share each month, which is equivalent to the annual rate of 8% of the $10.00 liquidation preference per share; provided that upon an event of default (generally defined as the Company’s failure to pay dividends when due or to redeem shares when requested by a holder), such amount shall be increased to $0.083 per month, which is equivalent to the annual rate of 10% of the $10.00 liquidation preference per share. During the nine months ended September 30, 2020 and 2019, the Company paid dividends of $310,288 and $0, respectively.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series B Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series B Preferred Stock at a call price equal to $15.00, or 150% of the original issue price of the Series B Preferred Stock, and correspondingly, each holder of shares of Series B Preferred Stock shall have a right to put the shares of Series B Preferred Stock held by such holder back to the Company at a put price equal to $15.00, or 150% of the original issue purchase price of such shares. During the nine months ended September 30, 2020 and 2019, the Company recorded a put option value accretion of $408,834 and $0, respectively.

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

During the nine months ended September 30, 2020, the Company sold an aggregate of 205,569 shares of Series B Preferred Stock for total gross proceeds of $2,055,690. After deducting a placement fee and other expenses, the Company received net proceeds of $1,911,792.

As of September 30, 2020, there were 615,291 shares of Series B Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of Common Stock, par value $0.01 per share. As of September 30, 2020, there were 12,397,180 shares of Common Stock issued and outstanding.

Stock Issued for Service

In November 2018, the Company issued 350,000 shares of Common Stock for services to an investment bank for advisory services with a fair value of $171,500, and $24,500 of that fair value was expensed during the three months ended September 30, 2019. During year ended December 31, 2019, the Company purchased these shares back for a total of $61,837 and canceled the shares due to the termination of the advisory service agreement with the investment bank.

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

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2020 and 2019, the Company issued 8,100 and 0 shares of Common Stock, respectively, to early investors in the Regulation A offering, valued at $2,187 and $0, respectively.

Stock issued for Acquisition

In January 2019, the Company issued 2,000,000 shares of Common Stock to Gvest Real Estate Capital LLC, which is controlled and owned by Mr. Gee, the Company’s Chief Executive Officer, to acquire the 25% minority interest in Pecan Grove, which were valued at the historical cost value of $293,241.

Equity Incentive Plan

In December 2017, the Board of Directors, with the approval of a majority of the stockholders of the Company, adopted the Manufactured Housing Properties Inc. Stock Compensation Plan (the “Plan”) which is administered by the Compensation Committee. As of September 30, 2020, there were 656,175 shares granted and 343,825 shares remaining available under the Plan.

The Company has issued options to directors and officers under the Plan. One third of the options vest immediately, and two thirds vest in equal annual installments over a two-year period. The Company issued 519,675 shares in December 2017 and 136,500 shares in December 2019. The Company recorded stock option expense of $1,724 and $24 during the nine months ended September 30, 2020 and 2019, respectively.

The following table summarizes the stock options outstanding as of September 30, 2020:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2019	656,175	$0.03	8.7
Granted	-	-	-
Exercised	-	-	-
Forfeited / cancelled / expired	-	-	-
Outstanding at September 30, 2020	656,175	$0.03	8.2

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options holders exercised their options on September 30, 2020. As of September 30, 2020, there were 656,175 “in-the-money” options with an aggregate intrinsic value of $2,648,266.

The following table summarizes information concerning options outstanding as of September 30, 2020.

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price
$0.01	519,675	7.2	$0.01	519,675	$0.01
$0.27	136,500	9.3	$0.27	45,500	$0.27

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Stock option assumptions	September 30, 2020	December 31, 2019
Risk-free interest rate	-	0.26%
Expected dividend yield	-	0.00%
Expected volatility	-	15.17%
Expected life of options (in years)	-	10.0

NOTE 7 – RELATED PARTY TRANSACTIONS

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. As of September 30, 2020 and December 31, 2019, the outstanding balance on this note was $605,580 and $797,906, respectively.

On May 8, 2017, the Company issued a promissory note to Metrolina in the principal amount of $3,000,000. The note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The note originally awarded Metrolina 455,000 shares of Common Stock as consideration, which resulted in making Metrolina a related party due to its significant ownership. During the year ended December 31, 2019, the Company paid off the entire balance on the note of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the Company’s Common Stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. The note gives Metrolina the right and option to purchase its pro rata share of debt or equity securities issued to maintain up to 10% equity interest in the Company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019. This note matures in May of 2023. As of September 30, 2020 and December 31, 2019, the balance on this note was $0 and $1,730,000, respectively. During the three months ended September 30, 2020 the Company paid off the full balance and terminated the loan facility. The related party note was guaranteed by Mr. Gee, the Company’s Chief Executive Officer.

In January 2019, the Company issued 2,000,000 shares of Common Stock to Gvest Real Estate Capital LLC, an entity controlled by Mr. Gee, the Company’s Chief Executive Officer, to acquire the 25% minority interest in Pecan Grove, which were valued at the historical cost value of $293,241.

In August 2019, the Company entered into an office lease agreement with Gvest Real Estate Capital LLC for the lease of its offices. The lease is $4,000 per month and is on a month-to-month term. Total rent expense for the nine months ended September 30, 2020 and 2019 was $36,000 and $0, respectively, and $12,000 and $0 for the three months ended September 30, 2020 and 2019, respectively.

During the three and nine months ended September 30, 2020, the Company recorded $5,004 and $13,267, respectively, in revenues related to property management consulting services provided to Gvest Real Estate Capital LLC, compared to $4,164 and $19,448 during the three and nine months ended September 30, 2019, respectively.

During the nine months ended September 30, 2020, Mr. Gee, the Company’s Chief Executive Officer, received a $50,000 fee for his personal guarantee on a promissory note relating to a loan for one of the Company’s acquisitions, and $70,000 fee for his personal guarantee on a promissory note relating to the refinance of our loans for Butternut MHP Land LLC.

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – ACQUISITIONS

The Company completed two acquisitions during the nine months ended September 30, 2020. These were asset acquisitions from third parties and have been accounted for as asset acquisitions. The acquisition date estimated fair value was determined by third party appraisals.

Acquisition Date	Name	Land	Improvements	Building	Acquisition Cost	Total Purchase Price
March 2020	Countryside MHP	$152,880	$3,194,245	$352,875	$21,642	$3,721,642
March 2020	Evergreen MHP	340,000	1,111,000	-	138,125	1,589,125
		$492,880	$4,305,245	$352,875	$159,767	$5,310,767

Pro-forma Financial Information

The following unaudited pro-forma information presents the combined results of operations for the nine months ended September 30, 2020 and 2019 as if the above acquisitions of manufactured housing communities had been completed on January 1, 2020 and 2019. Pro-forma for the nine months ended September 30, 2019 includes the five acquisitions during 2019.

	Nine months ended September 30, 2020 Consolidated	Acquisitions	Adjustment		Nine months ended September 30, 2020 Pro Forma
Total revenue	$4,435,269	$167,618	$		$4,602,887
Total expenses	5,092,919	60,297			5,153,216
Depreciation and amortization expense	-	-		49,445	49,445
Interest expense	-	-		40,719	40,719
Net income (loss)	$(657,650)	$107,321			(640,493)
Preferred stock dividends and put option value accretion	1,355,217	-			1,355,217
Net loss attributable to common shareholders	$(2,012,867)	$107,321			$(1,995,710)
Weighted average - basic and fully diluted					$(0.16)

	Nine months ended September 30, 2019 Consolidated	Acquisitions	Adjustment		Nine months ended September 30, 2019 Pro Forma
Total revenue	$1,983,283	$2,242,274	$		$4,225,557
Total expenses	3,389,183	915,444			4,304,627
Depreciation and amortization expense	-	-		839,572	839,572
Interest expense	-	-		612,296	612,296
Net income (loss)	$(1,405,900)	$1,326,830			(1,530,938)
Preferred stock dividends and put option value accretion	90,834	-			90,834
Net loss attributable to common shareholders	$(1,496,734)	$1,326,830			$(1,621,772)
Weighted average - basic and fully diluted					$(0.13)

MANUFACTURED HOUSING PROPERTIES INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended September 30, 2019 Consolidated	Acquisitions	Adjustment		Three months ended September 30, 2019 Pro Forma
Total revenue	$798,707	$751,211	$		$1,549,918
Total expenses	1,131,027	311,335			1,442,362
Depreciation and amortization expense	-	-		279,857	279,857
Interest expense	-	-		204,099	204,099
Net income (loss)	$(332,320)	$439,876			(376,400)
Preferred stock dividends and put option value accretion	42,750	-			42,750
Net loss attributable to common shareholders	$(375,070)	$439,876			$(419,150)
Weighted average - basic and fully diluted					$(0.03)

NOTE 9 – SUBSEQUENT EVENTS

Series B Preferred Stock

On October 27, 2020, the Company completed an additional closing of the Regulation A offering described below, pursuant to which the Company sold an aggregate of 11,885 shares of Series B Preferred Stock to investors for total gross proceeds of $118,850. After deducting the placement fee, the Company received net proceeds of $110,531. The Company also issued 300 shares of Common Stock to additional early investors.

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

As of September 30, 2020, we own and operate twenty manufactured housing communities containing approximately 1,308 developed sites, and a total of 461 company-owned manufactured homes, including:

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

Series B Preferred Stock

On October 27, 2020, the Company completed an additional closing of the Regulation A offering (see Note 6), pursuant to which the Company sold an aggregate of 11,885 shares of Series B Preferred Stock to investors for total gross proceeds of $118,850. After deducting the placement fee, the Company received net proceeds of $110,531. The Company also issued 300 shares of Common Stock to additional early investors.

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

The following table sets forth key components of our results of operations during the three months ended September 30, 2020 and 2019, both in dollars and as a percentage of our revenues.

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$1,615,994	99.69%	$794,543	99.48%
Management fees, related party	5,004	0.31%	4,164	0.52%
Total revenues	1,620,998	100.00%	798,707	100.00%
Community operating expenses
Repair and maintenance	93,501	5.77%	65,394	8.19%
Real estate taxes	90,498	5.58%	42,178	5.28%
Utilities	150,568	9.29%	50,069	6.27%
Insurance	27,622	1.70%	21,086	2.64%
General and administrative expense	133,279	8.22%	66,566	8.33%
Total community operating expenses	495,468	30.57%	245,293	30.71%
Corporate payroll and overhead	311,787	19.23%	125,229	15.68%
Depreciation and amortization expense	485,377	29.94%	204,719	25.63%
Interest expense	385,190	23.76%	555,786	69.59%
Total expenses	1,677,822	103.51%	1,131,027	141.61%
Net loss	$(56,824)	(3.51)%	$(332,320)	(41.61)%
Preferred stock dividends and put option value accretion	(432,845)	(26.70)%	(42,750)	(5.35)%
Net loss attributable to common stockholders	$(489,669)	(30.21)%	$(375,070)	(46.96)%

Revenues. For the three months ended September 30, 2020, we had total revenues of $1,620,998, as compared to $798,707 for the three months ended September 30, 2019, an increase of $822,291, or 102.9%. The increase in revenues between the periods was primarily due to $621,013 of rental income from the acquisition of four manufactured housing communities subsequent to September 30, 2019.

Community Operating Expenses. For the three months ended September 30, 2020, we had total community operating expenses of $495,468, as compared to $245,293 for the three months ended September 30, 2019, an increase of $250,175, or 101.9%. The increase in community operating expenses was primarily due to expenses related to the acquisition of four manufactured housing communities subsequent to September 30, 2019 totaling $223,052. Excluding the four acquisitions, our community operating expenses increased by $27,123 due to additional repair and maintenance costs incurred during 2020 as we stabilized newly acquired communities.

Corporate Payroll and Overhead Expenses. For the three months ended September 30, 2020, we had corporate payroll and overhead expenses of $311,787, as compared to $125,229 for the three months ended September 30, 2019, an increase of $186,558. Such increase was primarily due to additional audit fees due to our acquisition audits, and additional corporate personnel to support our growth.

Depreciation and Amortization Expense. For the three months ended September 30, 2020, we had depreciation and amortization expense of $485,377, as compared to $204,719 for the three months ended September 30, 2019, an increase of $280,658. The increase was primarily due to the acquisition of four manufactured housing communities subsequent to September 30, 2019.

Interest Expense. For the three months ended September 30, 2020, we had interest expense of $385,190, as compared to $555,786 for the three months ended September 30, 2019, a decrease of $170,596. The decrease was primarily related to the refinancing of five of our manufactured housing communities during the first quarter of 2019, and the payoff and termination of our related party line of credit during the three months ended September 30, 2020.

Net Loss. The factors described above resulted in a net loss of $56,824 for the three months ended September 30, 2020, as compared to $332,320 for the three months ended September 30, 2019, a decrease of $275,496, or 82.9%.

Comparison of Nine months Ended September 30, 2020 and 2019

The following table sets forth key components of our results of operations during the nine months ended September 30, 2020 and 2019, both in dollars and as a percentage of our revenues.

	Nine months Ended September 30, 2020		Nine months Ended September 30, 2019
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$4,422,002	99.70%	$1,963,835	99.02%
Management fees, related party	13,267	0.30%	19,448	0.98%
Total revenues	4,435,269	100.00%	1,983,283	100.00%
Community operating expenses
Repair and maintenance	234,996	5.30%	160,621	8.10%
Real estate taxes	242,776	5.47%	110,660	5.58%
Utilities	402,124	9.07%	130,744	6.59%
Insurance	116,123	2.62%	47,015	2.37%
General and administrative expense	384,949	8.68%	227,188	11.46%
Total community operating expenses	1,380,968	31.14%	676,228	34.10%

Corporate payroll and overhead	1,065,624	24.03%	587,463	29.62%
Depreciation and amortization expense	1,357,629	30.61%	496,966	25.06%
Interest expense	1,288,699	29.06%	1,076,254	54.27%
Refinancing costs	-	-	552,272	27.85%
Total expenses	5,092,920	114.83%	3,389,183	170.89%
Net loss	$(657,651)	(14.83)%	$(1,405,900)	(70.89)%
Preferred stock dividends and put option value accretion	(1,355,217)	(4.58)%	(90,834)	-
Net loss attributable to common stockholders	$(2,012,868)	(45.38)%	$(1,496,734)	(75.46)%

Revenues. For the nine months ended September 30, 2020, we had total revenues of $4,435,269, as compared to $1,983,283 for the nine months ended September 30, 2019, an increase of $2,451,986, or 123.6%. The increase in revenues between the periods was primarily due to $1,672,227 of rental income from the acquisition of four manufactured housing communities subsequent to September 30, 2019.

Community Operating Expenses. For the nine months ended September 30, 2020, we had total community operating expenses of $1,380,968, as compared to $676,228 for the nine months ended September 30, 2019, an increase of $704,740, or 104.2%. The increase in community operating expenses was primarily due to expenses related to the acquisition of four manufactured housing communities subsequent to September 30, 2019 totaling $568,672. Excluding the four acquisitions, our community operating expenses increased by $136,068 due to additional repair and maintenance costs incurred during 2020 as we stabilized newly acquired communities.

Corporate Payroll and Overhead Expenses. For the nine months ended September 30, 2020, we had corporate payroll and overhead expenses of $1,065,624, as compared to $587,463 for the nine months ended September 30, 2019, an increase of $478,161. Such increase was primarily due to additional audit fees due to our acquisition audits, and additional corporate personnel to support our growth.

Depreciation and Amortization Expense. For the nine months ended September 30, 2020, we had depreciation and amortization expense of $1,357,629, as compared to $496,966 for the nine months ended September 30, 2019, an increase of $860,663. The increase was primarily due to the acquisition of four manufactured housing communities subsequent to September 30, 2019.

Interest Expense. For the nine months ended September 30, 2020, we had interest expense of $1,288,699, as compared to $1,076,254 for the nine months ended September 30, 2019, an increase of $212,445. The increase was primarily comprised of $407,346 related to new debt associated with our acquisition of four manufactured housing communities subsequent to September 30, 2019. This was offset from the refinancing of five of our manufactured housing communities during the first quarter of 2019, and the payoff and termination of our related party line of credit during the three months ended September 30, 2020.

Refinancing Expenses. During the nine months ended September 30, 2019, we refinanced a total of $4,940,750 from our current loans payable to $8,241,000 of new notes payable from five of our ten existing communities, resulting in an additional loan payable of $3,320,859. We used the additional loans payable proceeds from the refinance to retire our convertible note payable of $2,754,550 plus accrued interest and recorded a loss of $552,272 on the refinancing. As of September 30, 2019, the Company wrote off mortgage costs of $68,195 and capitalized $110,039 of mortgage costs due to the refinancing.

Net Loss. The factors described above resulted in a net loss of $657,651 for the nine months ended September 30, 2020, as compared to $1,405,900 for the nine months ended September 30, 2019, a decrease of $748,249, or 53.2%.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $2,099,390, including restricted cash of $371,826. In addition to cash generated through operations, we use a variety of sources to fund our cash needs, including acquisitions. We intend to continue to increase our real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. Our ability to continue acquiring communities are dependent on our ability to raise capital. There is no guarantee that any of these additional opportunities will materialize or that we will be able to take advantage of such opportunities. The growth of our real estate portfolio depends on the availability of suitable properties which meet our investment criteria and appropriate financing.

We will require additional funding to finance the growth of our current and expected future operations as well as to achieve its strategic objectives. We believe that our current available cash along with anticipated revenues will be sufficient to meet our cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$744,881	$(503,110)
Net cash used in investing activities	(1,721,594)	(10,138,342)
Net cash provided by (used in) financing activities	(1,070,308)	11,912,272
Net increase (decrease) in cash and cash equivalents	(2,047,021)	1,270,820
Cash and cash equivalents at beginning of period	4,146,411	458,271
Cash and cash equivalent at end of period	$2,099,390	$1,729,091

Net cash provided by operating activities was $744,881 for the nine months ended September 30, 2020, as compared to $503,110 net cash used in operating activities for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, the net loss of $657,651, offset by depreciation and amortization in the amount of $1,357,629 and an increase in accrued liabilities in the amount of $25,415 were the primary drivers of the net cash provided by operating activities. For the nine months ended September 30, 2019, the net loss of $1,405,900, a decrease in other assets in the amount of $461,532 due to lender’s escrowed funds held by lender at closing to be released back to us upon the completion of certain capital improvement projects, offset by depreciation and amortization in the amount of $504,542, stock compensation expense in the amount of $329,700, an increase in accounts payable of $230,164, and accrued expenses in the amount of $119,135, were the primary drivers of the net cash used in operating activities.

Net cash used in investing activities was $1,721,594 for the nine months ended September 30, 2020, as compared to $10,138,342 for the nine months ended September 30, 2019. Net cash used in investing activities for the nine months ended September 30, 2020 consisted of the purchase of investment properties in the amount of $1,001,000 and capital improvements in the amount of $720,594, while net cash used in investing activities for the nine months ended September 30, 2019 consisted entirely of the purchase of property.

Net cash used in financing activities was $1,070,308 for the nine months ended September 30, 2020, as compared to $11,912,272 net cash provided by financing activities for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, net cash used in financing activities consisted of repayment of related party notes payable of $1,730,000, repayment of notes payable $641,733, preferred share dividends of $592,008, payment of mortgage costs recorded as debt discount of $244,167, repayment of related party note of $192,326, offset by proceeds from issuance of preferred stock of $1,911,792 and proceeds from note payables of $418,134. For the nine months ended September 30, 2019, net cash provided by financing activities consisted of proceeds from notes payable in the amount of $18,481,076, proceeds from the issuance of preferred stock in the amount of $1,465,000, proceeds from line of credit in the amount of $3,000,000, proceeds from issuance of common stock in the amount of $68,717 and proceeds from related party note in the amount of $7,075, offset by repayment of notes payable in the amount of $7,898,248, repayment of line of credit in the amount of $2,754,550, capitalized financing costs of $275,519, purchase of treasury stock in the amount of $64,511 and preferred stock dividends in the amount of $43,334.

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

As of September 30, 2020, we sold an aggregate of 615,291 shares of Series B Preferred Stock for total gross proceeds of $6,152,910. After deducting a placement fee and other expenses, we received net proceeds of $5,722,206.

Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities. These promissory notes range from 3.3% to 7.0% with 5 to 30 years principal amortization. Two of the promissory notes had an initial 6 months period on interest only payments. The promissory notes are secured by the real estate assets and $7,397,468 for four assets were guaranteed by Raymond M. Gee, the Company’s chairman, chief executive officer and owner of the principal stockholder of the Company.

In addition, on May 1, 2020, the Company received a $139,300 Paycheck Protection Program (the “PPP”) loan from the United States Small Business Administration (the “SBA”) under provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP loan contains events of default and other provisions customary for a loan of this type. The PPP provides that the loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company used the proceeds from the PPP loan for qualifying expenses and applied for forgiveness of the PPP loan in accordance with the terms of the CARES Act. However, the Company cannot provide assurance that the loan will be forgiven.

The following are terms of these notes:

	Maturity Date	Interest Rate	Balance 09/30/20	Balance 12/31/19
Butternut MHP Land LLC	04/10/25	6.000%	$1,375,106	$1,114,819
Butternut MHP Land LLC Mezz	04/01/27	7.000%	-	280,013
Pecan Grove MHP LLC	02/22/29	5.250%	3,054,267	3,095,274
Azalea MHP LLC	03/01/29	5.400%	815,687	835,445
Holly Faye MHP LLC	03/01/29	5.400%	579,825	574,096
Chatham MHP LLC	04/01/24	5.875%	1,743,510	1,771,506
Lake View MHP LLC	03/01/29	5.400%	1,838,780	1,857,266
B&D MHP LLC	04/25/29	5.500%	1,827,754	1,854,788
Hunt Club MHP LLC	05/01/24	5.750%	1,424,255	1,447,364
Crestview MHP LLC	07/31/24	5.500%	4,105,637	4,173,652
Maple MHP LLC	01/01/23	5.125%	2,636,854	2,688,653
Springlake MHP LLC	11/14/22	3.310%	4,000,000	4,000,000
ARC MHP LLC	01/01/30	5.500%	5,224,329	5,300,000
Countryside MHP LLC	03/20/50	5.500%	3,000,000	-
Evergreen MHP LLC	04/01/32	3.990%	1,140,341	-
PPP Loan	05/01/22	1.000%	139,300	-
Totals note payables			32,905,645	28,992,876
Discount Direct Lender Fees			(746,560)	(633,629)
Total net of Discount			$32,159,085	$28,359,247

Metrolina Promissory Note

On May 8, 2017, the Company issued a promissory note to Metrolina Loan Holdings, LLC (“Metrolina”) in the principal amount of $3,000,000. The note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The note originally awarded Metrolina 455,000 shares of Common Stock as consideration, which resulted in making Metrolina a related party due to its significant ownership. During the year ended December 31, 2019, the Company paid off the entire balance on the note of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the Company’s Common Stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. The note gives Metrolina the right and option to purchase its pro rata share of debt or equity securities issued to maintain up to 10% equity interest in the Company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019. This note matures in May of 2023. As of September 30, 2020 and December 31, 2019, the balance on this note was $0 and $1,730,000, respectively. During the three months ended September 30, 2020, the Company paid off the full balance and terminated the loan facility. The related party note was guaranteed by Mr. Gee, the Company’s Chief Executive Officer.

Revolving Promissory Note

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. As of September 30, 2020, and December 31, 2019, the outstanding balance on this note was $605,580 and $797,906, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements.

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

Impairment Policy. The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the nine months ended September 30, 2020 and 2019.

Stock-Based Compensation. All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. The Company recorded stock option expense of $1,724 and $24 during the nine months ended September 30, 2020 and 2019, respectively.

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

Income Taxes. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We recognize and interest and penalties, if any, with income tax expense in the accompanying consolidated statement of operations. As of September 30, 2020 and December 31, 2019, there were no such accrued interest or penalties.

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

In August 2020, the FASB issued ASU 2020-06 “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity”, which simplifies the guidance for certain convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2020. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and further referenced below, which we are still in the process of remediating as of September 30, 2020, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2020, our management identified the following material weaknesses:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the three months ended September 30, 2020 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three months ended September 30, 2020, we did not repurchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of fiscal year 2020 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: November 10, 2020	MANUFACTURED HOUSING PROPERTIES INC.

/s/ Raymond M. Gee
Name: Raymond M. Gee
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Michael Z. Anise
Name: Michael Z. Anise
Title: President and Chief Financial Officer
(Principal Financial and Accounting Officer)