Form 10-K
period 2020-12-31
MANUFACTURED HOUSING PROPERTIES INC.
filed 2021-03-31
CIK 1277998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on OTC Pink Market) was approximately $2,098,695. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2021, there were a total of 12,401,480 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Manufacturing Housing Properties Inc.

Annual Report on Form 10-K

Year Ended December 31, 2020

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “our” and “our company” refer to Manufactured Housing Properties Inc., a Nevada corporation, and its consolidated subsidiaries and VIE’s.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith beliefs as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

●	the impact of the coronavirus pandemic on our business;

●	changes in the real estate market and general economic conditions;

●	the inherent risks associated with owning real estate, including local real estate market conditions, governing laws and regulations affecting manufactured housing communities and illiquidity of real estate investments;

●	increased competition in the geographic areas in which we own and operate manufactured housing communities;

●	our ability to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to us;

●	our ability to maintain rental rates and occupancy levels;

●	changes in market rates of interest;

●	our ability to repay debt financing obligations;

●	our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;

●	our ability to comply with certain debt covenants;

●	our ability to integrate acquired properties and operations into existing operations;

●	the availability of other debt and equity financing alternatives;

●	continued ability to access the debt or equity markets;

ii

●	the loss of any member of our management team;

●	our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

●	the ability of manufactured home buyers to obtain financing;

●	the level of repossessions by manufactured home lenders;

●	market conditions affecting our investment securities;

●	changes in federal or state tax rules or regulations that could have adverse tax consequences; and

●	those risks and uncertainties referenced under Item 1A. “Risk Factors” included in this annual report.

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

iii

PART I

ITEM 1.	BUSINESS.

Overview

We are a self-administered, self-managed, vertically integrated owner and operator of manufactured housing communities. We earn income from leasing manufactured home sites to tenants who own their own manufactured home and the rental of company-owned manufactured homes to residents of the communities.

We own and operate nineteen manufactured housing communities containing approximately 1,235 developed sites and a total of 407 company-owned manufactured homes. The communities are located in Georgia, North Carolina, South Carolina and Tennessee. See Item 2. “Properties” for a description of these manufactured housing communities.

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

During 2020, we completed two acquisitions of manufactured housing communities and sold one community.

On January 7, 2020, MHP Pursuits LLC, our wholly-owned subsidiary, entered into a purchase and sale agreement with J & A Real Estate LLC for the purchase of a manufactured housing community known as Countryside Estates Mobile Home Park, which is located in Lancaster, North Carolina and totals 110 sites, for a total purchase price of $3.7 million. On March 12, 2020, the closing was completed and our newly formed wholly owned subsidiary Countryside MHP LLC purchased the property.

On January 1, 2020, MHP Pursuits LLC entered into a purchase and sale agreement with Evergreen Marketing LLC for the purchase of a manufactured housing community known as Evergreen Pointe Mobile Home Park, which is located in Dandridge, Tennessee and totals 65 sites, for a total purchase price of $1,589,000. On March 17, 2020, the closing was completed and our newly formed wholly owned subsidiary Evergreen MHP LLC purchased the property.

On December 18, 2020, we sold the Butternut manufactured housing community for a total sale price of $2,100,000. The cost net of accumulated depreciation of the community at the time of the sale was $1,338,022. We wrote off mortgage costs of $109,529 which is included in refinancing costs on the consolidated statement of operations. We recognized a gain on the sale of the property of $761,978 which is included in other income on the consolidated statements of operations.

In connection with our acquisitions of manufactured housing communities, we have established various limited liability companies to hold the acquired properties. Following is a summary of our subsidiaries, each of which is owned directly by our company.

Name of Subsidiary	State of Formation	Date of Formation	Ownership
Pecan Grove MHP LLC	North Carolina	October 12, 2016	100%
Azalea MHP LLC	North Carolina	October 25, 2017	100%
Holly Faye MHP LLC	North Carolina	October 25, 2017	100%
Chatham Pines MHP LLC	North Carolina	October 31, 2017	100%
Maple Hills MHP LLC	North Carolina	October 31, 2017	100%
Lakeview MHP LLC	South Carolina	November 1, 2017	100%
MHP Pursuits LLC	North Carolina	January 31, 2019	100%
Mobile Home Rentals LLC	North Carolina	September 30, 2016	100%
Hunt Club MHP LLC	South Carolina	March 8, 2019	100%
B&D MHP LLC	South Carolina	April 4, 2019	100%
Crestview MHP LLC	North Carolina	June 28, 2019	100%
Springlake MHP LLC	Georgia	October 10, 2019	100%
ARC MHP LLC	South Carolina	November 13, 2019	100%
Countryside MHP LLC	South Carolina	March 12, 2020	100%
Evergreen MHP LLC	Tennessee	March 17, 2020	100%

In December 2020, we sold 305 park owned homes in four communities to Gvest Finance LLC, a company owned and controlled by our parent company, Gvest Real Estate Capital LLC, an entity whose sole owner is Raymond M. Gee, our chairman and chief executive officer, and to its wholly owned subsidiary Gvest Homes 1 LLC, for a total of $4,648,967. We also executed a management agreement with these entities to manage the homes while remitting to our company all income, less any sums paid out for debt service plus 5% of the debt service payment. Primarily due to our common ownership by Mr. Gee, our power to direct the activities of these entities that most significantly impact their economic performance, and our company having the obligation to absorb losses or the right to receive benefits from these entities that could potentially be significant to these entities, Gvest Finance LLC and Gvest Homes 1 LLC are considered to be variable interest entities, or VIEs, in accordance with applicable United States generally accepted accounting principles, or GAAP. A company with interests in a VIE must consolidate the entity if the company is deemed to be the primary beneficiary of the VIE; that is, if it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Such a determination requires management to evaluate circumstances and relationships that may be difficult to understand and to make a significant judgment, and to repeat the evaluation at each subsequent reporting date. In accordance with applicable GAAP, because of the common ownership among the entities, the consolidation of the VIEs have been accounted for retrospectively as of the beginning of the first period presented in the consolidated financial statements.

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

We believe that manufactured housing communities have several characteristics that make them an attractive investment when compared to certain other types of real estate, particularly multifamily, including:

●	Significant Barriers to Entry. We believe that the supply of new manufactured housing communities will be constrained due to significant barriers to entry in the industry, including: (i) various zoning restrictions and negative zoning biases against manufactured housing communities; (ii) substantial upfront costs associated with the development of infrastructure, amenities and other offsite improvements required by various governmental agencies, and (iii) a significant length of time before lease-up and revenues can commence.

●	Diminishing Supply. Supply is decreasing due to redevelopment of older parks.

●	Large Demographic Group of Potential Customers. We consider households earning between $25,000 and $50,000 per year to be our core customer base. In 2019, this demographic group represented about 34.9% of all full-time workers, according to 2019 U.S. Census data estimates.

●	Stable Resident Base. We believe that manufactured housing communities tend to achieve and maintain a stable rate of occupancy, due to the following factors: (i) residents generally own their own homes; moving a manufactured home from one community to another involves substantial cost and effort and often results in the abandonment of on-site improvements made by the resident such as decks, garages, carports, and landscaping; and (iii) residents enjoy a sense of community inherent in manufactured housing communities similar to residential subdivisions.

●	Fragmented Ownership of Communities. Manufactured housing community ownership in the United States is highly fragmented, with a majority of manufactured housing communities owned by individuals. We estimate that the top five manufactured housing community owners control approximately 9% of manufactured housing community home sites.

●	Low Recurring Capital Requirements. Although manufactured housing community owners are responsible for maintaining the infrastructure of the community, each homeowner is responsible for the upkeep of his or her own home and home site, thereby reducing the manufactured housing community owner’s ongoing maintenance expenses and capital requirements.

●	Affordable Homeowner Lifestyle. Manufactured housing communities offer an affordable lifestyle typically unavailable in apartments, including lack of common walls, a yard for each resident, the ability to park by the front door, and a sense of community.

Competition

There are numerous private companies, but only three publicly traded real estate investment trusts, or REITs, that compete in the manufactured housing industry. Many of the private companies and one of the REITs, UMH Properties, Inc., may compete with us for acquisitions of manufactured housing communities. Many of these companies have larger operations and greater financial resources than we do. The number of competitors, however, is increasing as new entrants discover the benefits of the manufactured housing asset class. We believe that due to the fragmented nature of ownership within the manufactured housing sector, the level of competition is less than that in other commercial real estate sectors.

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

Employees

As of December 31, 2020, we had 21 employees, including officers, all of whom are full-time employees.

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

The coronavirus pandemic may cause a material adverse effect on our business.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The virus has since spread to over 150 countries and every state in the United States. On March 11, 2020, the World Health Organization declared the outbreak a pandemic, and on March 13, 2020, the United States declared a national emergency.

The spread of the virus in many countries continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets. The pandemic has had, and could have a significantly greater, material adverse effect on the U.S. economy as a whole, as well as the local economies where our properties are located. The pandemic has resulted, and may continue to result for an extended period, in significant disruption of global financial markets, which may reduce our ability to access capital in the future, which could negatively affect our liquidity.

Most states and cities, including where are our properties are located, have reacted by instituting quarantines, restrictions on travel, “stay at home” rules and restrictions on the types of businesses that may continue to operate, as well as guidance in response to the pandemic and the need to contain it. These rules and restrictions have had a negative impact on the economy and business activity and may adversely impact the ability of our tenants, many of whom may be restricted in their ability to work, to pay their rent as and when due. In addition, our property managers may be limited in their ability to properly maintain our properties. Enforcing our rights as landlord against tenants who fail to pay rent or otherwise do not comply with the terms of their leases may not be possible as many jurisdictions, include those where are properties are located, have established rules and/or regulations preventing us from evicting tenants for certain periods in response to the pandemic. If we are unable to enforce our rights as landlords, our business would be materially affected.

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

The extent to which the pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of December 31, 2020, including new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

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

General economic conditions and the concentration of our properties in Georgia, North Carolina, South Carolina, and Tennessee may affect our ability to generate sufficient revenue.

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

Our income would also be adversely affected if tenants were unable to pay rent or if sites were unable to be rented on favorable terms. If we were unable to promptly renew the leases for a significant number of sites, or if the rental rates upon such renewal were significantly lower than expected rates, then our business and results of operations could be adversely affected. In addition, certain expenditures associated with each property (such as real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in income from the property.

We face risks generally associated with our debt.

We finance a portion of our investments in properties through debt. As of December 31, 2020, our total indebtedness for borrowed money was $35,662,334. We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. In addition, debt creates other risks, including:

●	failure to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms;

●	refinancing terms less favorable than the terms of existing debt; and

●	failure to meet required payments of principal and/or interest.

We face risks related to “balloon payments” and re-financings.

Certain of our mortgages will have significant outstanding principal balances on their maturity dates, commonly known as “balloon payments.” As of December 31, 2020, our total future minimum principal payments were $35,662,334. There can be no assurance that we will be able to refinance the debt on favorable terms or at all. To the extent we cannot refinance debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to service debt and make distributions.

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

There are inherent risks in our providing property management services to the manufactured housing communities on the properties that we own. The more significant of these risks include:

●	our possible liability for personal injury or property damage suffered by our employees and third parties, including our tenants, that are not fully covered by our insurance;

●	our possible inability to keep our manufactured housing communities at or near full occupancy;

●	our possible inability to attract and keep responsible tenants;

●	our possible inability to expediently remove “bad” tenants from our communities;

●	our possible inability to timely and satisfactorily deal with complaints of our tenants;

●	our possible inability to locate, hire and retain qualified property management personnel; and

●	our possible inability to adequately control expenses with respect to our properties.

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

Of the nineteen manufactured housing communities we currently operate, five are on well and septic systems. At these locations, we are subject to compliance with monthly, quarterly and yearly testing for contaminants as outlined by each state’s Department of Environmental Protection Agencies. Currently, we are not subject to radon or asbestos monitoring requirements.

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

Our largest stockholder is Gvest Real Estate Capital LLC, an entity whose sole owner is Raymond M. Gee, our chairman and chief executive officer. At present, Mr. Gee beneficially owns approximately 69.87% of our total issued and outstanding Common Stock. Under Nevada law, this ownership position provides Mr. Gee with the almost unrestricted ability to control the business, management and strategic direction of our company. If Mr. Gee chooses to exercise this control, his decisions regarding our company could be detrimental to, or not in the best interests of our company and its other stockholders.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2020, management identified material weaknesses. These material weaknesses were associated with (i) our lack of proper segregation of duties due to the limited number of employees within the accounting department and (ii) our lack of effective closing procedures. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

Our Series A Cumulative Convertible Preferred Stock, which we refer to as our Series A Preferred Stock, and Series B Cumulative Redeemable Preferred Stock, which we refer to as our Series B Preferred Stock, have liquidation preferences that get paid prior to any payment on our Common Stock. As a result, if we were to dissolve, liquidate, merge with another company or sell our assets, the holders of our Series A Preferred Stock and Series B Preferred Stock would have the right to receive up to approximately $16,706,310 as of December 31, 2020, plus any unpaid dividends, before any amount is paid to the holders of our Common Stock. The payment of the liquidation preferences could result in common stockholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. The existence of the liquidation preferences may also reduce the value of our Common Stock, make it harder for us to sell shares of Common Stock in offerings in the future, or prevent or delay a change of control.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

As of December 31, 2020, we owned the following manufactured housing properties:

●	Pecan Grove – a 81 lot, all-age community situated on 10.71 acres and located in Charlotte, North Carolina. The average occupancy was 100%.

●	Azalea Hills – a 41 lot, all-age community situated on 7.46 acres and located in Gastonia, North Carolina, a suburb of Charlotte, North Carolina. The average occupancy was 97%.

●	Holly Faye – a 35 lot all-age community situated on 8.01 acres and located in Gastonia, North Carolina, a suburb of Charlotte North Carolina. The average occupancy was 97%.

●	Lakeview – a 84 lot all-age community situated on 17.26 acres in Spartanburg, South Carolina. The average occupancy was 99%.

●	Chatham Pines – a 49 lot all-age community situated on 23.57 acres and located in Chapel Hill, North Carolina. The average occupancy was 100%.

●	Maple Hills – a 73 lot all-age community situated on 21.20 acres and located in Mills River, North Carolina, which is part of the Asheville, North Carolina, Metropolitan Statistical Area. The average occupancy was 87%.

●	Hunt Club Forest – a 78 lot all-age community situated on 13.02 acres and located in the Columbia, South Carolina metro area. The average occupancy was 100%.

●	B&D – a 95 lot all-age community situated on 17.75 acres and located in Chester, South Carolina. The average occupancy was 85%.

●	Crestview – a 113 lot all-age community situated on 17.1 acres and located in the Ashville, NC MSA, North Carolina, Metropolitan Statistical Area. The average occupancy was 90%.

●	Spring Lake – three all-age communities with 226 lots situated on 72.7 acres and located in Warner Robins, Georgia. The average occupancy was 87%.

●	ARC – five all-age communities with 187 lots situated on 39.34 acres and located in Lexington, South Carolina. The average occupancy was 82%.

●	Countryside – a 109 lot all-age community situated on 35 acres and located in Lancaster, North Carolina. The average occupancy was 90%.

●	Evergreen – a 64 lot all-age community situated on 28.4 acres and located in Dandridge, Tennessee. The average occupancy was 98%.

The average occupancy rates above represent an average of total monthly occupancy rates from January 1, 2020 (or date of acquisition) through December 31, 2020. For the year ended December 31, 2020, our total portfolio weighted average occupancy rate was 93%.

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

	Closing Prices
	High	Low
Fiscal Year Ended December 31, 2019
1st Quarter	$1.00	$1.00
2nd Quarter	1.00	1.00
3rd Quarter	4.15	0.85
4th Quarter	4.50	2.70

Fiscal Year Ended December 31, 2020
1st Quarter	$2.71	$0.40
2nd Quarter	3.15	0.20
3rd Quarter	6.00	1.75
4th Quarter	5.00	2.50

Approximate Number of Holders of Our Common Stock

As of March 30, 2021, there were approximately 24 registered holders of our Common Stock. This number excludes the shares owned by stockholders holding shares under nominee security position listings.

Dividend Policy

Dividends on our Series A Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of our Series A Preferred Stock are entitled to receive cumulative dividends in the amount of $0.017 per share each month, which is equivalent to the rate of 8% of the $2.50 liquidation preference per share. Dividends on shares of our Series A Preferred Stock will continue to accrue even if any of our agreements prohibit the current payment of dividends or we do not have earnings.

Dividends on our Series B Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of our Series B Preferred Stock are entitled to receive cumulative dividends in the amount of $0.067 per share each month, which is equivalent to the annual rate of 8% of the $10.00 liquidation preference per share; provided that upon an event of default (generally defined as our failure to pay dividends when due or to redeem shares when requested by a holder), such amount shall be increased to $0.083 per month, which is equivalent to the annual rate of 10% of the $10.00 liquidation preference per share. Dividends on shares of our Series B Preferred Stock will continue to accrue even if any of our agreements prohibit the current payment of dividends or we do not have earnings.

We have never declared dividends or paid cash dividends on our Common Stock. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future. Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant. See also Item 1.A. “Risk Factors—Risks Related to Ownership of Our Common Stock—We have never paid cash dividends on our Common Stock and do not intend to pay dividends for the foreseeable future.”

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

We have not sold any securities during the 2020 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2020 fiscal year.

Purchases of Equity Securities

We did not repurchase any shares of our Common Stock during the fourth quarter of fiscal year 2020.

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

We own and operate nineteen manufactured housing communities containing approximately 1,249 developed sites and a total of 407 company-owned manufactured homes. The communities are located in Georgia, North Carolina, South Carolina and Tennessee. See Item 2. “Properties” for a description of these manufactured housing communities.

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

The extent to which the pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this offering circular, including new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows. See also “Risk Factors” above.

Additional Closings of Regulation A Offering

Subsequent to December 31, 2020, we sold an aggregate of 74,882 shares of Series B Preferred Stock is additional closings of the Regulation A offering described below for total gross proceeds of $748,820. After deducting a placement fee, we received net proceeds of approximately $696,403. We also issued 2,900 shares of Common Stock to additional early investors.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2020 and 2019.

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
Revenue
Rental and related income	$6,380,515	$3,164,284	$3,216,231	101.64%
Management fees, related party	-	36,741	(36,741)	(100.00)%
Homes sales	-	4,900	(4,900)	(100.00)%
Total revenues	6,380,515	3,205,925	3,174,590	99.02%
Community operating expenses
Repair and maintenance	390,140	280,570	109,570	39.05%
Real estate taxes	315,061	149,187	165,874	111.19%
Utilities	571,182	224,983	346,199	153.88%
Insurance	158,672	92,517	66,155	71.51%
General and administrative expense	198,425	520,195	(321,770)	(61.86)%
Total community operating expenses	1,633,480	1,267,452	366,028	28.88%
Corporate payroll and overhead	1,581,807	1,253,383	328,424	26.20%
Depreciation expense	1,652,509	805,421	847,088	105.17%
Interest expense	1,961,843	1,334,090	627,753	47.05%
Refinancing costs	464,568	552,272	(87,704)	(15.88)%
Total expenses	7,294,207	5,212,618	2,081,589	39.93%
Other Income	761,978	-	761,978	100.00%
Net loss before provision for income taxes	(151,714)	(2,006,693)	1,854,979	92.44%
Provision for income taxes	-	6,347	(6,347)	(100.00)%
Net loss	$(151,714)	$(2,013,040)	$1,861,326	92.46%
Net loss attributable to Non-controlling interest
Variable interest entity share of net income	451,876	25,707	426,169	1,657.79%
Net loss attributable to our company	(603,590)	(2,038,747)	1,435,157	70.39%
Preferred stock dividends and put option value accretion	1,850,860	360,937	1,489,923	412.79%
Net loss attributable to common shareholders	$(2,454,450)	$(2,399,684)	$(54,766)	$2.28%

Revenues. For the year ended December 31, 2020, we had total revenues of $6,380,515, as compared to $3,205,925 for the year ended December 31, 2019, an increase of $3,174,590, or 99.02%. The increase was primarily due to $558,222 of rental income from the acquisition of two manufactured housing communities during 2020 and a complete year of rental income totaling $1,744,478 related to five properties acquired during 2019. The remaining increase was due to an average 7% increase in occupancy and rental rate increases.

Community Operating Expenses. For the year ended December 31, 2020, we had total community operating expenses of $1,633,480, as compared to $1,267,452 for the year ended December 31, 2019, an increase of $366,028, or 28.88%. The increase in community operating expenses was primarily due to the five properties acquired throughout 2019. Community operating expenses as a percentage of revenues were 25.60% and 39.53% during 2020 and 2019, respectively. Community operating expenses as a percentage of revenues improved as we continued to scale resources as we grow and operate more efficiently.

Corporate Payroll and Overhead Expenses. For the year ended December 31, 2020, we had corporate payroll and overhead expenses of $1,581,807, as compared to $1,253,383 for the year ended December 31, 2019, an increase of $328,424, or 26.20%. Such increase was primarily due to additional legal and audit fees due to our acquisitions, and additional personnel to support our growth.

Depreciation Expense. For the year ended December 31, 2020, we had depreciation expense of $1,652,509, as compared to $805,421 for the year ended December 31, 2019, an increase of $847,088, or 105.17%. The increase was primarily due to the acquisition of two manufactured housing communities during 2020 and a complete year of depreciation expense related to the eight properties acquired during 2019.

Interest Expense. For the year ended December 31, 2020, we had interest expense of $1,961,843, as compared to $1,334,090 for the year ended December 31, 2019, an increase of $ 627,753, or 47.05%. The increase was primarily related to the two additional loans related to the two acquisitions of manufactured housing communities during 2020 and a complete year of interest expense related to the eight properties acquired during 2019.

Refinancing Costs. During the year ended December 31, 2020, we refinanced a total of $16,374,007 from our loans payable to $15,245,000 of new notes payable from five of our communities. We used the additional loans payable proceeds from the refinance to retire our related party note payable of $2,608,867 plus accrued interest. As of December 31, 2020, we recognized refinancing cost totaling $464,568.

Other Income. We recognized a gain on the sale of the property of $761,978 which is included in other income on the consolidated statements of operations. During the year ended December 31, 2020, we sold the Butternut manufactured housing community for a total sale price of $2,100,000. The cost net of accumulated depreciation of the community at the time of the sale was $1,338,022. We wrote off mortgage costs of $109,529 which is included in refinancing costs on the consolidated statement of operations.

Net Loss. The factors described above resulted in a net loss of $151,714 for the year ended December 31, 2020, as compared to $2,013,040 for the year ended December 31, 2019, a decrease of $1,861,326, or 92.46%. These losses were offset by the net income attributable to non-controlling interest – variable interest entity of $451,876 and $25,707 for the years ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $1,988,857, including restricted cash of $339,152. In addition to cash generated through operations, we use a variety of sources to fund our cash needs, including acquisitions and sales of properties. We intend to continue to increase our real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. Our ability to continue acquiring communities are dependent on our ability to raise capital. There is no guarantee that any of these additional opportunities will materialize or that we will be able to take advantage of such opportunities. The growth of our real estate portfolio depends on the availability of suitable properties which meet our investment criteria and appropriate financing.

We will require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives. We believe that our current available cash along with anticipated revenues is sufficient to meet our cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all.

Our working capital has been used in operating activities, the repayment of a related party revolving note and proceeds from our Regulation A offering described below. We plan to meet our short-term liquidity requirements for the next twelve months, generally through available cash as well as net cash provided by operating activities and availability under the existing $1.5 million revolving note described below. We also have availability from lenders under loan agreements for capital expenditure needs on acquisitions. We expect these resources to help us meet operating working capital requirements. On December 24, 2020, Gvest Homes I LLC entered into a loan agreement with a lender for a commitment amount of up to $20,000,0000 provided that only up to $8,500,000 is to be used for homes.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for years ended December 31, 2020 and 2019:

Cash Flow

	Year Ended December 31,
	2020	2019
Net cash provided by (used in) operating activities	$1,278,907	$(907,513)
Net cash used in investing activities	(200,195)	(22,870,579)
Net cash provided by (used in) financing activities	(3,237,266)	27,467,232
Net increase (decrease) in cash and cash equivalents	(2,158,554)	3,689,140
Cash and cash equivalents at beginning of year	4,147,411	458,271
Cash and cash equivalent at end of year	$1,988,857	$4,147,411

Net cash provided by operating activities was $1,278,907 for the year ended December 31, 2020, as compared to $907,513 net cash used in operating activities for the year ended December 31, 2019. For the year ended December 31, 2020, the net loss of $151,714, offset by depreciation and amortization in the amount of $1,652,509, and write off mortgage cost of $464,569 were the primary drivers of the net cash provided by operating activities. For the year ended December 31, 2019, the net loss of $2,013,040 and a decrease in other assets in the amount of $471,548 due to lender’s escrowed funds held by lender at closing to be released back to us upon the completion of certain capital improvement projects, offset by depreciation and amortization in the amount of $758,032 and stock compensation expense in the amount of $349,950, were the primary drivers of the net cash used in operating activities.

Net cash used in investing activities was $200,195 for the year ended December 31, 2020, as compared to $22,870,579 for the year ended December 31, 2019. Net cash used in investing activities for the year ended December 31, 2020 consisted of purchases of investment properties in the amount of $1,001,000, and capital improvements of $1,299,195, offset by proceeds from the sale of properties of $2,100,000, while net cash used in investing activities for the year ended December 31, 2019 consisted of purchases of investment properties in the amount of $22,875,479, offset by proceeds from the sale of properties of $4,900.

Net cash used in financing activities was $3,237,266 for the year ended December 31, 2020, as compared to $27,467,232 net cash provided by financing activities for the year ended December 31, 2019. For the year ended December 31, 2020, net cash used in financing activities consisted of repayment of related party line of credit of $1,730,000, repayment of notes payable $18,555,939, capitalized financing cost of $1,230,680, and preferred share dividends of $811,143, offset by proceeds from issuance of preferred stock of $2,151,250 and proceeds from note payables of $16,960,969. For the year ended December 31, 2019, net cash provided by financing activities consisted of proceeds from notes payable in the amount of $25,809,111, proceeds from the issuance of Preferred Stock in the amount of $8,670,606, proceeds from related party note in the amount of $2,695,000, proceeds from issuance of common stock in the amount of $72,875 and proceeds from related party note of $7,075, offset by repayment of notes payable in the amount of $5,172,234, repayment of related party line of credit in the amount of $3,719,550, capitalized financing costs of $608,541, purchase of treasury stock in the amount of $119,337 and repayments of related party note of $18,840.

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

As of December 31, 2020, we sold an aggregate of 641,254 shares of Series B Preferred Stock for total gross proceeds of $6,412,540. After deducting a placement fee and other expenses, we received net proceeds of approximately $5,963,662. During 2020, we also issued 12,500 shares of Common Stock to early investors in this offering with a fair value of $4,030.

Promissory Notes

We have issued promissory notes payable to lenders related to the acquisition of our manufactured housing communities. These promissory notes range from 3.25% to 7.0% with 5 to 30 years principal amortization. Two of the promissory notes had an initial 6 months period on interest only payments. The promissory notes are secured by the real estate assets and $26,124,753 for eleven loans were guaranteed by Raymond M. Gee, our chairman, chief executive officer and owner of the principal stockholder of our company.

During the year ended December 31, 2020, we refinanced a total of $16,374,007 from loans payable to $15,245,000 of new notes payable from five of the communities. We used the additional loans payable proceeds from the refinance to retire the related party note payable described below. As of December 31, 2020, we recognized refinancing cost totaling $464,568 and capitalized $640,895 of mortgage costs due to the refinancing.

In addition, on May 1, 2020, we received a $139,300 Paycheck Protection Program, or PPP, loan from the United States Small Business Administration under provisions of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. The PPP loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP loan contains events of default and other provisions customary for a loan of this type. The PPP provides that the loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. We used the proceeds from the PPP loan for qualifying expenses and applied for forgiveness of the PPP loan in accordance with the terms of the CARES Act. However, we cannot provide assurance that the loan will be forgiven.

The following are terms of these notes:

	Maturity Date	Interest Rate	Balance 12/31/20	Balance 12/31/19
Butternut MHP Land LLC	04/10/25	6.000%	$-	$1,114,819
Butternut MHP Land LLC Mezz	04/01/27	7.000%	-	280,013
Pecan Grove MHP LLC	02/22/29	5.250%	3,037,625	3,095,274
Azalea MHP LLC	03/01/29	5.400%	810,741	835,445
Holly Faye MHP LLC	03/01/29	5.400%	579,825	574,096
Chatham MHP LLC	04/01/24	5.875%	1,734,828	1,771,506
Lakeview MHP LLC	03/01/29	5.400%	1,832,264	1,857,266
B&D MHP LLC	04/25/29	5.500%	1,818,303	1,854,788
Hunt Club MHP LLC	05/01/24	5.750%	2,445,011	1,447,364
Crestview MHP LLC	12/31/30	3.250%	4,800,000	4,173,652
Maple Hills MHP LLC	12/01/30	3.250%	2,400,000	2,688,653
Springlake MHP LLC	11/14/22	3.310%	4,000,000	4,000,000
ARC MHP LLC	01/01/30	5.500%	3,885,328	5,300,000
Countryside MHP LLC	03/20/50	5.500%	1,700,000	-
Evergreen MHP LLC	04/01/32	3.990%	1,135,502	-
PPP Loan	05/01/22	1.000%	139,300	-
Gvest B&D	05/01/24	5.000%	694,640	730,111
Gvest Countryside	03/20/50	5.500%	1,300,000	-
Totals note payables			32,313,367	29,722,987
Discount Direct Lender Fees			(1,096,629)	(633,629)
Total net of Discount			$31,216,738	$29,089,358

Metrolina Promissory Note

On May 8, 2017, we issued a promissory note to Metrolina Loan Holdings, LLC, or Metrolina, in the principal amount of $3,000,000. The note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The note originally awarded Metrolina 455,000 shares of Common Stock as consideration, which resulted in making Metrolina a related party due to its significant ownership. During the year ended December 31, 2019, we paid off the entire balance on the note of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of our Common Stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. The note gives Metrolina the right and option to purchase its pro rata share of debt or equity securities issued to maintain up to 10% equity interest in our company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019. This note was to mature in May of 2023. In September 2020, we paid off the full balance and terminated the note. This related party note was guaranteed by Mr. Gee. As of December 31, 2020 and 2019, the balance on this note was $-0- and $1,730,000, respectively.

Note Payable – Related Party

On October 1, 2017, we issued a revolving promissory note to Mr. Gee, pursuant to which we may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. In September 2020, we paid off the full balance. As of December 31, 2020 and 2019, the outstanding balance on this note was $0 and $878,867, respectively.

Line of Credit - Occupied Home Facility

On December 24, 2020, Gvest Homes I LLC entered into a loan agreement with a lender for a commitment amount of up to $20,000,0000 provided that only up to $8,500,000 is to be used for homes. The agreement requires the maintenance of certain financial ratios and other affirmative and negative covenants. As of December 31, 2020, our company was not in compliance with a certain financial covenant. We obtained a waiver from the lender for the covenant in March 2021.

For the year ended December 31, 2020 the lender agreed to advance $3,348,967 to our company, of which $2,218,630 was due from the lender as of the balance sheet date. Subsequent to December 31, 2020, we collected $770,463 of the outstanding balance owed to us from the lender. As of December 31, 2020 there was $5,151,033 available on the line of credit for the purchase of homes.

The advances bear interest at 8.375% and maturity date of the loan is January 1, 2030. Pursuant to the agreement, we are obligated to pay a fee to the lender equal to 1% of the amount of each advance which funding fee shall be deducted from he then available commitment amount. The advances are guaranteed by Raymond M. Gee, our chairman, chief executive officer and owner of the principal stockholder of our company.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements.

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

Revenue Recognition.

Mobile home sale revenues are recognized in accordance with Topic 606 of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, for revenue recognition. We recognize revenue in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. We consider revenue realized or realizable and earned when all the five following criteria are met: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when (or as) we satisfy a performance obligation.

Under ASC 842, we must assess on an individual lease basis whether it is probable that we will collect the future lease payments. We consider the tenant’s payment history and current credit status when assessing collectability. When collectability is not deemed probable, we write-off the tenant’s receivables, including straight-line rent receivable, and limit lease income to cash received.

Our revenues primarily consist of rental revenues and fee and other income. We have the following revenue sources and revenue recognition policies:

●	Rental revenues include revenues from the leasing land lot or a combination of both, the mobile home and land at our properties to tenants.

○	Revenues from the leasing of land lot or a combination of both, the mobile home and land at our properties to tenants include (i) lease components, including land lot or a combination of both, the mobile home and land, and (ii) reimbursement of utilities and account for the components as a single lease component in accordance with ASC 842.

○	Revenues derived from fixed lease payments are recognized on a straight-line basis over the non-cancelable period of the lease. We commence rental revenue recognition when the underlying asset is available for use by the lessee. Revenue derived from the reimbursement of utilities are generally recognized in the same period as the related expenses are incurred. Our leases are month-to-month.

●	Fee and other income include late fees, violation fees and other revenue arising from contractual agreements with third parties. This revenue is recognized as the services are transferred in accordance with ASC 606.

Acquisitions. We account for acquisitions as asset acquisitions in accordance with ASC 805, “Business Combinations,” and allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, site and land improvements, buildings and improvements and rental homes. We allocate the purchase price of an acquired property generally determined by internal evaluation as well as third-party appraisal of the property obtained in conjunction with the purchase.

Variable Interest Entities. In December 2020, we sold 305 park owned homes in four communities to Gvest Finance LLC, a company owned and controlled by our parent company, Gvest Real Estate Capital LLC, an entity whose sole owner is Raymond M. Gee, our chairman and chief executive officer, and to its wholly owned subsidiary Gvest Homes 1 LLC, for a total of $4,648,967. We also executed a management agreement with these entities to manage the homes while remitting to our company all income, less any sums paid out for debt service plus 5% of the debt service payment. Primarily due to our common ownership by Mr. Gee, our power to direct the activities of these entities that most significantly impact their economic performance, and the fact that our company has the obligation to absorb losses or the right to receive benefits from these entities that could potentially be significant to these entities, Gvest Finance LLC and Gvest Homes 1 LLC are considered to be VIEs in accordance with applicable GAAP. A company with interests in a VIE must consolidate the entity if the company is deemed to be the primary beneficiary of the VIE; that is, if it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Such a determination requires management to evaluate circumstances and relationships that may be difficult to understand and to make a significant judgment, and to repeat the evaluation at each subsequent reporting date. In accordance with applicable GAAP, because of the common ownership among the entities, the consolidation of the VIEs have been accounted for retrospectively as of the beginning of the first period presented in the consolidated financial statements.

Investment Property and Depreciation. Investment property which consists of property and equipment are carried at cost. Depreciation for Sites and Building is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 15 to 25 years). Depreciation of Improvements to Sites and Buildings, Rental Homes and Equipment and Vehicles is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 3 to 25 years). Land Development Costs are not depreciated until they are put in use, at which time they are capitalized as Sites and Land Improvements. Interest Expense pertaining to Land Development Costs are capitalized. Maintenance and Repairs are charged to expense as incurred and improvements are capitalized. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the financial statement and any gain or loss is reflected in the current period’s results of operations.

Impairment Policy. We apply ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the years ended December 31, 2020 and 2019.

Stock Based Compensation. All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with ASC Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. We recorded stock option expense of $2,370 and $4,774 during the year ended December 31, 2020 and 2019, respectively.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2020. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this evaluation, management used the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2020, our internal control over financial reporting was not effective due to the following material weaknesses.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2020, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Raymond M. Gee	60	Chairman of the Board and Chief Executive Officer
Michael Z. Anise	44	President, Chief Financial Officer and Director
Andrew Coatley	38	Chief Operating Officer
Adam A. Martin	49	Chief Investment Officer
Chelsea D. Howlett	28	Vice President of Finance
William H. Carter	72	Director
Richard M. Gee	28	Director
James L. Johnson	54	Director
Terry Robertson	77	Director

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

Michael Z. Anise. Mr. Anise has served as our chief financial officer and as a member of our board of directors since September 2017 and has served as our president since August 2019. From 2011 to 2017, Mr. Anise was chief financial officer of Crossroads Financial, a commercial finance company. Mr. Anise earned his BS degree in accounting, with a minor in finance, from Florida Atlantic University. Mr. Anise was selected to serve on our board of directors due to finance experience.

Andrew Coatley. Mr. Coatley has served as our chief operating officer since October 2019. From 2014 to October 2019, he was the executive property director for Bainbridge Companies providing operational leadership. Mr. Coatley earned a BS degree in education from The Defiance of Ohio.

Adam A. Martin. Mr. Martin has served as our chief investment officer since October 2017. From 2009 to September 2017, he was CIO of Gvest Capital LLC, a company that provides management and administrative services to various investment and asset ownership entities. Mr. Martin earned is BA degree in finance and master’s degree in land economics and real estate from Texas A&M University.

Chelsea D. Howlett. Ms. Howlett has served as our vice president of finance since January 2021. Ms. Howlett is a licensed Certified Public Accountant in North Carolina and Texas. Prior to joining us, she worked for Ernst and Young, LLP for five and half years as a tax accountant where she advised privately owned businesses and high net worth individuals with tax compliance, planning, and financial reporting. She specialized in businesses with flow-through structures and investments and clients within the real estate sector. During college, Ms. Howlett worked at Trinity Industries, Inc. in their corporate tax department. Ms. Howlett received her master’s degree in accounting from Southern Methodist University and was valedictorian. She also received her BBA degree with a focus in accounting and BA degree in philosophy from Southern Methodist University in 2014.

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

Richard M. Gee. Mr. Gee has served as a member of our board of directors since October 2020. He has served as a Vice President of Gvest Capital LLC since 2018. He specializes in acquisitions and development. Prior to joining Gvest Capital LLC, he was a Policy Analyst in the Texas Senate for two years working for a senator. He is a graduate of the University of North Carolina School of Law and received his BA degree in political science from Southern Methodist University. Mr. Gee was selected to serve on the board of directors due to his real estate development experience.

James L. Johnson. Mr. Johnson has served as a member of our board of directors since March 2018. He is the founder of Carpet South Design Inc., where he has served as its CEO since 2013. He also owns a majority interest in Piedmont Stair Works Design LLC. The operations of both of these companies target the real estate improvements industry. Mr. Johnson earned his BS degree in business management from the University of Phoenix. Mr. Johnson was selected to serve on our board of directors due to experience in the real estate industry.

Terry Robertson. Dr. Robertson has served as a member of our board of directors since December 2018. Since 2007, Mr. Robertson has served as consultant at ROBERTSON Appraisal & Consulting, a real estate appraisal and consulting firm that he founded. Prior to that, he worked at Carroll&Carroll Real Estate Appraisers. Dr. Robertson earned his BBA degree in finance and his PhD from the University of Georgia, and is Professor Emeritus of Price College of Business of the University of Oklahoma. Mr. Robertson is an author of articles and books relating to corporate financial structure, real estate valuation and regional economic development. Dr. Robertson was selected to serve on our board of directors due to finance and real estate investment background.

Directors and executive officers are elected until their successors are duly elected and qualified. There are no arrangements or understandings known to us pursuant to which any director or executive officer was or is to be selected as a director (or director nominee) or executive officer.

Family Relationships

Raymond M. Gee and Richard M. Gee are father and son. There are no other family relationships between any of our directors or executive officers.

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

Corporate Governance

Our current board of directors is comprised of six members: Raymond M. Gee, Michael Z. Anise, William H. Carter, Richard M. Gee, James L. Johnson and Terry Robertson. Our board of directors has determined that Messrs. Robertson, Johnson and Carter are independent directors as that term is defined in the rules of the Nasdaq Stock Market.

Our board of directors currently has two standing committees, an audit committee and a compensation committee, which perform various duties on behalf of and report to the board of directors. Each of the standing committees is comprised of a majority of independent directors. From time to time, the board of directors may establish other committees.

Governance Structure

Currently, our chief executive officer is also our chairman. Our board of directors believes that, at this time, having a combined chief executive officer and chairman is the appropriate leadership structure for our company. In making this determination, the board of directors considered, among other matters, Mr. Raymond M. Gee’s experience and tenure, and believed that he is highly qualified to act as both chairman and chief executive officer due to his experience, knowledge, and personality. Among the benefits of a combined chief executive officer/chairman considered by the board of directors is that such structure promotes clearer leadership and direction for our company and allows for a single, focused chain of command to execute our strategic initiatives and business plans.

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

Compensation Committee

Our compensation committee currently consists of Messrs. Johnson, Raymond Gee and Robertson, with Mr. Johnson serving as chairman. The primary purposes of our compensation committee are to assist our board of directors in fulfilling its responsibility to determine the compensation of our executive officers and directors and to approve and evaluate the compensation policies and programs of our company, including (i) reviewing from time to time and approving our corporate goals and objectives relevant to compensation and our executive compensation structure and compensation range; (ii) evaluating the chief executive officer’s performance in light of the goals and objectives and determining and approving the chief executive officer’s compensation based on this evaluation; (iii) determining and approving the compensation paid to our chief financial officer and any other executive officers; (iv) determining the compensation of our independent directors; (v) granting rights to indemnification and reimbursement of expenses to any officers, employees or directors; (vi) making recommendations to the board regarding equity-based and incentive compensation plans, policies and programs; and (vii) reviewing and assessing annually the compensation committee’s performance and the adequacy of its charter. The role and responsibilities of our compensation committee are more fully set forth in a written charter adopted by our board of directors, which is available on our website at www.mhproperties.com.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. None of our current directors and executive officers have properly filed these reports. We are working with our directors and executive officers to file the proper forms.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table – Years Ended December 31, 2020 and 2019

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Stock Awards ($)(1)	Total ($)
Raymond M. Gee, Chief Executive Officer	2020	-	-	6,500	6,500
	2019	-	-	2,700	2,700
Michael Z. Anise, President and Chief Financial Officer	2020	150,000	-	6,500	156,500
	2019	150,000	5,230	2,700	157,930
Adam A. Martin, Chief Investment Officer	2020	130,000	-	-	130,000
	2019	130,000	-	-	130,000

(1)	The amount is equal to the aggregate grant-date fair value with respect to the awards, computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year End

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2020.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael Z. Anise	231,000	-	-	$0.01	12/11/2027
Michael Z. Anise	58,000	29,000	-	$0.27	12/30/2029
Adam A. Martin	240,000	-	-	$0.01	12/12/2027

Director Compensation

The table below sets forth our non-executive officer directors’ compensation during the fiscal year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
William H. Carter	10,000	6,500	16,500
Richard M. Gee	4,000	-	4,000
James L. Johnson	10,000	6,500	16,500
Terry Robertson	10,000	6,500	16,500

(1)	During the second quarter of 2020, we awarded 10,000 shares of Common Stock to each of our directors under our Stock Compensation Plan. These shares vested in full on the date of issuance. The amount is equal to the aggregate grant-date fair value with respect to the awards, computed in accordance with FASB ASC Topic 718.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our Common Stock as of March 30, 2021 by (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our Common Stock. Unless otherwise specified, the address of each of the persons set forth below is in care of our company, 136 Main Street, Pineville, NC 28134.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Raymond M. Gee, Chairman and Chief Executive Officer (3)	Common Stock	8,665,000	69.87%
Michael Z. Anise, President, Chief Financial Officer and Director (4)	Common Stock	309,000	2.43%
Andrew Coatley, Chief Operating Officer (5)	Common Stock	20,000	*
Adam A. Martin, Chief Investment Officer (6)	Common Stock	240,000	1.90%
William H. Carter, Director	Common Stock	20,000	*
Richard M. Gee, Director	Common Stock	0	*
James L. Johnson, Director	Common Stock	20,000	*
Terry Robertson, Director	Common Stock	20,000	*
All officers and directors as a group (7 persons named above)	Common Stock	9,294,000	74.85%
Michael P. Kelly (7)	Common Stock	2,000,000	16.13%
Joseph Jackson (8)	Common Stock	1,254,506	10.12%

*	Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Except as set forth below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our Common Stock.

(2)	A total of 12,401,480 shares of our Common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 30, 2021. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Includes 20,000 shares of Common Stock held directly and 8,645,000 shares of Common Stock held by Gvest Real Estate Capital LLC. Raymond M. Gee is the Managing Member of Gvest Real Estate Capital LLC and has voting and investment control over the shares held by it.

(4)	Includes 20,000 shares of Common Stock held directly and 289,000 shares of Common Stock which Mr. Anise has the right to acquire within 60 days through the exercise of vested options.

(5)	Consists of 20,000 shares of Common Stock which Mr. Coatley has the right to acquire within 60 days through the exercise of vested options.

(6)	Consists of 240,000 shares of Common Stock which Mr. Martin has the right to acquire within 60 days through the exercise of vested options.

(7)	Represents shares held by The Raymond M Gee Irrevocable Trust. Michael P. Kelly is the Trustee of The Raymond M Gee Irrevocable Trust and has voting and investment control over the shares held by it.

(8)	Represents shares held by Metrolina Loan Holdings, LLC. Joseph Jackson is the Managing Member of Metrolina Loan Holdings, LLC and has voting and investment control over the shares held by it. The address of Metrolina Loan Holdings, LLC is 108 Gateway Blvd, Suite 104, Mooresville, NC 28117.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	656,175	$0.06	343,825
Equity compensation plans not approved by security holders	-	-	-
Total	656,175	$0.06	343,825

In December 2017, our board of directors, with the approval of a majority of stockholders, adopted a Stock Compensation Plan. The Stock Compensation Plan provides for grants stock options and other forms of incentive compensation to officers, employees, directors, advisors or consultants of our company or its subsidiaries. We are authorized to issue up to 1,000,000 shares of Common Stock under this plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2019 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	On October 1, 2017, we issued a revolving promissory note to Raymond M. Gee, our chairman and chief executive officer, pursuant to which we may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. As of December 31, 2020 and 2019, the outstanding balance on this note was $0 and $878,867, respectively.

●	On May 8, 2017, we issued a promissory note to Metrolina in the principal amount of $3,000,000. The note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The note originally awarded Metrolina 455,000 shares of Common Stock as consideration, which resulted in making Metrolina a related party due to its significant ownership. During the year ended December 31, 2019, we paid off the entire balance on the note of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of our Common Stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. The note gives Metrolina the right and option to purchase its pro rata share of debt or equity securities issued to maintain up to 10% equity interest in our company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019. This note was to mature in May of 2023. In September 2020, we paid off the full balance and terminated the note. This related party note was guaranteed by Mr. Gee. As of December 31, 2020 and 2019, the balance on this note was $0 and $1,730,000, respectively.

●	In January 2019, we executed an agreement to acquire the 25% minority interest in Pecan Grove and issued 2,000,000 shares of our Common Stock to Gvest Real Estate Capital LLC, an entity controlled by Mr. Gee, for the minority interest acquisition, which were valued at the historical cost value of $293,241.

●	During the years ended December 31, 2020 and 2019, we recorded $0 and $36,741, respectively, in revenues related to property management consulting services provided to Gvest Real Estate Capital LLC.

●	During the years ended December 31, 2020 and 2019, Mr. Gee received fees of $370,000 and $50,000, respectively, for his personal guarantee on promissory notes relating to our loans. The fees were recorded as loan costs and are amortized over the life of the loans.

●	In August 2019, we entered into an office lease agreement with Gvest Real Estate Capital LLC for the lease of our offices. The lease is $4,000 per month and is on a month-to-month term. During the years ended December 31, 2020 and 2019, we paid $48,000 and $16,000, respectively, of rent expense to Gvest Real Estate Capital LLC.

●	In December 2020, we sold 305 park owned homes in four communities to Gvest Finance LLC and Gvest Homes 1 LLC for a total of $4,648,967. We also executed a management agreement with these entities to manage the homes while remitting to our company all income, less any sums paid out for debt service plus 5% of the debt service payment. See also Item 1 “Business—Our Corporate History and Structure.”

Parent Company

As of March 30, 2021, Gvest Real Estate Capital LLC holds approximately 69.71% of our issued and outstanding voting securities.

Director Independence

Our board of directors has determined that Terry Robertson, James L. Johnson and William H. Carter are independent directors as that term is defined in the applicable rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Audit Fees	$64,968	$62,600
Audit-Related Fees	39,500	45,000
Tax Fees	13,000	3,000
All Other Fees		-
TOTAL	$172,468	$110,600

All fees during 2019 were related to Liggett & Webb, P.A. and $25,468 of audit related fees during 2020 were related to Liggett & Webb, P.A. and the remaining balance was related to Friedman LLP.

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Friedman LLP for our financial statements as of and for the year ended December 31, 2020.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed on April 19, 2018)
3.2	Certificate of Designation of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 2.2 to the Offering Statement on Form 1-A filed on May 9, 2019)
3.3	Certificate of Designation of Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 5, 2019)
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on April 19, 2018)
4.1*	Description of Registrant’s Securities
10.1

Property Management Agreement, dated December 17, 2020, between Mobile Home Rentals LLC, Gvest Finance LLC and Gvest Homes I LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on March 31, 2021)

10.2	Purchase and Sale Agreement, dated January 7, 2020, between MHP Pursuits LLC and Gilmer and Sons Mobile Homes Sales and Rentals, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 13, 2020)
10.3	Purchase and Sale Agreement, dated January 7, 2020, between MHP Pursuits LLC and J&A Real Estate, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 13, 2020)
10.4	Purchase and Sale Agreement, dated January 1, 2020, between MHP Pursuits LLC and Evergreen Marketing LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 27, 2020)
10.5	Bill of Sale and General Assignment, dated December 17, 2020, between Countryside MHP LLC and Gvest Finance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2021)

10.6	Bill of Sale and General Assignment, dated December 24, 2020, between Crestview MHP LLC and Gvest Homes I LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 31, 2021)
10.7	Bill of Sale and General Assignment, dated December 24, 2020, between Maple Hills MHP LLC and Gvest Homes I LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 31, 2021)
10.8	Bill of Sale and General Assignment, dated December 31, 2020, between ARC MHP LLC and Gvest Homes I LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 31, 2021)
10.9	Promissory Note issued by Pecan Grove MHP LLC to Carolina Trust Bank on October 28, 2016 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 filed on April 19, 2018)
10.10	Promissory Note issued by Azalea MHP LLC to Carolina Trust Bank on November 10, 2017 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 filed on April 19, 2018)
10.11	Promissory Note issued by Chatham Pines MHP LLC to The Capitol Life Insurance Company on November 12, 2017 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed on April 19, 2018)
10.12	Business Loan Agreement, dated November 9, 2020, between Maple Hills MHP LLC and Charlotte Metro Federal Credit Union (incorporated by reference to Exhibit 6.15 to the Offering Statement on Form 1-A filed on January 21, 2021)
10.13	Promissory Note issued by Maple Hills MHP LLC to Charlotte Metro Federal Credit Union on November 9, 2020 (incorporated by reference to Exhibit 6.16 to the Offering Statement on Form 1-A filed on January 21, 2021)
10.14	Promissory Note issued by Lakeview MHP LLC to The Capitol Life Insurance Company on November 17, 2017 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed on April 19, 2018)
10.15	Loan Agreement, dated April 1, 2019, between The Capitol Life Insurance Company and Hunt Club MHP LLC (incorporated by reference to Exhibit 6.22 to the Amended Offering Statement on Form 1-A/A filed on October 15, 2019)
10.16	Loan Agreement, dated December 21, 2020, between Orix Real Estate Capital, LLC and Hunt Club MHP LLC (incorporated by reference to Exhibit 6.19 to the Offering Statement on Form 1-A filed on January 21, 2021)
10.17	Promissory Note issued by B&D MHP LLC to Carolina Trust Bank on May 2, 2019 (incorporated by reference to Exhibit 6.24 to the Amended Offering Statement on Form 1-A/A filed on October 15, 2019)
10.18	Promissory Note issued by Crestview MHP LLC to Liberty Bankers Life Insurance Company on July 31, 2019 (incorporated by reference to Exhibit 6.26 to the Amended Offering Statement on Form 1-A/A filed on October 15, 2019)
10.19	Business Loan Agreement, dated November 9, 2020, between Crestview MHP LLC and Charlotte Metro Federal Credit Union (incorporated by reference to Exhibit 6.22 to the Offering Statement on Form 1-A filed on January 21, 2021)
10.20	Promissory Note issued by Crestview MHP LLC to Charlotte Metro Federal Credit Union on November 9, 2020 (incorporated by reference to Exhibit 6.23 to the Offering Statement on Form 1-A filed on January 21, 2021)
10.21	Loan Agreement, dated November 14, 2019, between Springlake MHP LLC and Suntrust Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 20, 2019)
10.22	Promissory Note issued by Springlake MHP LLC to Suntrust Bank on November 14, 2019 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 20, 2019)
10.23	Loan Agreement, dated December 20, 2019, between ARC MHP LLC and Liberty Bankers Life Insurance Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 27, 2019)
10.24	Promissory Note issued by ARC MHP LLC to Liberty Bankers Life Insurance Company on December 20, 2019 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 27, 2019)
10.25	Amended and Restated Promissory Note issued by Countryside MHP LLC to J & A Real Estate, LLC on December 17, 2020 ($1,700,000) (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on March 31, 2021)
10.26	Amended and Restated Promissory Note issued by Countryside MHP LLC to J & A Real Estate, LLC on December 17, 2020 ($1,300,000) (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on March 31, 2021)
10.27	Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated March 12, 2020, between Countryside MHP LLC and J & A Real Estate LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 27, 2020)
10.28	Loan Agreement, dated March 17, 2020, between Evergreen MHP LLC and Hunt Mortgage Capital, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on March 27, 2020)

10.29	Promissory Note issued by Evergreen MHP LLC to Hunt Mortgage Capital, LLC on March 17, 2020 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on March 27, 2020)
10.30	Loan Agreement, dated December 24, 2020, between Gvest Homes I LLC and Camargo Investments III, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on March 31, 2021)
10.31	Supplement No. 1 to Loan Agreement, dated December 31, 2020, between Gvest Homes I LLC and Camargo Investments III, LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on March 31, 2021)
10.32	Promissory Note issued by Gvest Homes I LLC to Camargo Investments III, LLC on December 24, 2020 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on March 31, 2021)
10.33	Security Agreement, dated December 24, 2020, between Gvest Homes I LLC and Camargo Investments III, LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on March 31, 2021)
10.34	Manufactured Housing Properties Inc. Stock Compensation Plan (incorporated by reference to Exhibit 6.21 to the Offering Statement on Form 1-A filed on May 9, 2019)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 15.1 to the Offering Statement on Form 1-A filed on May 9, 2019)
21.1*	List of subsidiaries of the registrant
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

ITEM 16.	FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Manufactured Housing Properties Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Manufactured Housing Properties Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2019, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2017.

Boynton Beach, Florida

April 14, 2020, except for Note 2 and 3, as to which the date March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Manufactured Housing Properties Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Manufactured Housing Properties Inc. (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, changes in deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisitions and Disposals

Description of the Matter

As described in Note 1 of the consolidated financial statements, the Company accounts for acquisitions as asset acquisitions in accordance with ASC 805, “Business Combinations,” and allocates the purchase price based on the fair value of the assets acquired, which generally consist of land, site and land improvements, buildings improvements, and rental homes.

How We Addressed the Matter in Our Audit

We obtained agreements and supporting files related to the acquisitions, examined third-party appraisal reports and purchase price allocations, reviewed management analysis and applicable documents supporting capitalized costs associated with the acquisitions. Additionally, in order to ensure that proper disclosure requirements are satisfied, we reviewed and agreed to applicable support management’s assessment of the acquisitions for significance.

/s/ Friedman LLP

We have served as the Company’s auditor since 2020.
Marlton, New Jersey
March 31, 2021

MANUFACTURED HOUSING PROPERTIES INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

	2020	2019
		(as Revised)
Assets

Investment Property
Land	$11,293,818	$10,885,938
Site and Land Improvements	20,924,112	17,466,801
Buildings and Improvements	8,026,993	7,067,520
Total Investment Property	40,244,923	35,420,259
Accumulated Depreciation & Amortization	(2,779,201)	(1,414,201)
Net Investment Property	37,465,722	34,006,058
Cash and Cash Equivalents, including restricted cash of $339,152 and $316,035 respectively	1,988,857	4,147,411
Accounts Receivable, net	46,952	35,237
Other Assets	2,895,221	571,020
Total Assets	$42,396,752	$38,759,726

Liabilities
Accounts Payable	$236,992	$232,171
Notes Payable, net of $1,096,629 and $633,629 debt discount	31,216,738	29,089,358
Line of Credit – Variable Interest Entity, net of $134,051 debt discount	3,214,916	-
Note Payable – Related Party	-	878,867
Note Payable – Line of Credit Related Party	-	1,730,000
Accrued Liabilities	237,442	561,853
Tenant Security Deposits	339,152	316,035
Total Liabilities	35,245,240	32,808,284

Commitments and Contingencies (See note 7)

Redeemable Preferred Stock – subject to redemption
Series A Cumulative Redeemable Convertible Preferred Stock, par value $0.01 per share; 4,000,000 shares authorized; 1,890,000 shares issued and outstanding as of December 31, 2020 and 2019; redemption value $7,087,500	5,381,500	4,909,000
Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized; 641,254 and 409,722 shares issued and outstanding as of December 31, 2020 and 2019, respectively; redemption value $9,618,810	6,692,076	3,973,610

Deficit
Common Stock, par value $0.01 per share; 200,000,000 shares authorized; 12,398,580 and 12,336,080 shares are issued and outstanding as of December 31, 2020 and 2019, respectively	124,016	123,361
Additional Paid in Capital	(1,052,611)	759,849
Accumulated Deficit	(4,443,675)	(3,840,085)
Total Manufactured Housing Properties Inc. Deficit	(5,372,270)	(2,956,875)
Non-controlling interest in Variable Interest Entity	450,206	25,707
Total Deficit	(4,922,064)	(2,931,168)
TOTAL LIABILITIES AND DEFICIT	$42,396,752	$38,759,726

See accompanying notes to consolidated financial statements

MANUFACTURED HOUSING PROPERTIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019 (a)
Revenue
Rental and related income	$6,380,515	$3,164,284
Management fees, related party	-	36,741
Home sales	-	4,900
Total revenues	6,380,515	3,205,925

Community operating expenses
Repair and maintenance	390,140	280,570
Real estate taxes	315,061	149,187
Utilities	571,182	224,983
Insurance	158,672	92,517
General and administrative expense	198,425	520,195
Total community operating expenses	1,633,480	1,267,452

Corporate payroll and overhead	1,581,807	1,253,383
Depreciation and amortization expense	1,652,509	805,421
Interest expense	1,961,843	1,334,090
Refinancing costs	464,568	552,272
Total Expenses	7,294,207	5,212,618
Gain on sale of property	761,978	-
Net loss before provision for income taxes	(151,714)	(2,006,693)
Provision for income taxes	-	6,347
Net Loss	$(151,714)	$(2,013,040)

Net income attributable to non-controlling interest
Variable interest entity share of net income	451,876	25,707
Net loss attributable to Manufactured Housing Properties Inc.	(603,590)	(2,038,747)
Preferred stock dividends and put option value accretion
Series A preferred dividends	377,353	125,700
Series A preferred put option value accretion	472,500	184,000
Series B preferred dividends	433,790	23,233
Series B preferred put option value accretion	567,217	28,004
Total preferred stock dividends and value accretion	$1,850,860	$360,937

Net Loss attributable to common shareholders	$(2,454,450)	$(2,399,684)

Weighted average shares – basic and fully diluted	12,896,448	13,143,846

Weighted average – basic and fully diluted	$(0.19)	$(0.18)

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

See accompanying notes to consolidated financial statements

MANUFACTURED HOUSING PROPERTIES INC.

CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	COMMON STOCK		ADDITIONAL		TOTAL MANUFACTURED HOUSING	NON
	SHARES	PAR VALUE	PAID IN CAPITAL	ACCUMULATED DEFICIT	PROPERTIES INC.	CONTROLLING INTEREST	DEFICIT
Balance at January 1, 2019	10,350,062	$103,500	$451,567	$(1,801,338)	(1,246,271)	$293,241	$(953,030)
Stock option expense	-	-	4,774	-	4,774	-	4,774
Common Stock issuance for acquisition of minority interest (as revised)	2,000,000	20,000	273,241	-	293,241	(293,241)	-
Common stock issuance for related party note	545,000	5,450	299,750	-	305,200	-	305,200
Common stock issuance for cash for related party note	254,506	2,545	66,172	-	68,717	-	68,717
Common stock issuance for service	25,000	250	6,500	-	6,750	-	6,750
Common stock issued to the board	50,000	500	13,000		13,500		13,500
Purchase treasury common stock	(350,000)	(3,500)	(58,337)	-	(61,837)	-	(61,837)
Common stock repurchased and retired	(553,888)	(5,538)	(51,962)	-	(57,500)	-	(57,500)
Stock issued for services	-	-	24,500	-	24,500	-	24,500
Series A Preferred dividends	-	-	(125,700)	-	(125,700)	-	(125,700)
Accretion Series A Preferred	-	-	(184,000)	-	(184,000)	-	(184,000)
Series B Preferred dividends	-	-	(23,233)	-	(23,233)	-	(23,233)
Accretion Series B Preferred	-	-	(28,004)	-	(28,004)	-	(28,004)
Common Stock issuance to preferred share holders	15,400	154	4,004	-	4,158	-	4,158
Imputed interest	-	-	87,577	-	87,577	-	87,577
Net Income (loss)	-	-	-	(2,038,747)	(2,038,747)	25,707	(2,013,040)
Balance at December 31, 2019 (as revised) (a)	12,336,080	$123,361	$759,849	$(3,840,085)	(2,956,875)	$25,707	$(2,931,168)
Stock Compensation expense	-	-	2,370	-	2,730	-	2,370
Common stock issued to the board	50,000	500	32,000		32,500		32,500
Series A Preferred dividends	-	-	(377,353)	-	(377,353)	-	(377,353)
Accretion Series A Preferred	-	-	(472,500)	-	(472,500)	-	(472,500)
Series B Preferred dividends	-	-	(433,790)	-	(433,790)	-	(433,790)
Accretion Series B Preferred	-	-	(567,217)	-	(567,217)	-	(567,217)
Common Stock issuance to preferred B share holders	12,500	155	4,030	-	4,185	-	4,185
Distributions	-	-	-	-		(27,377)	(27,377)
Net loss	-	-	-	(603,590)	(603,590)	451,876	(151,714)
Balance at December 31, 2020	12,398,580	$124,016	$(1,052,611)	$(4,443,675)	(5,372,270)	$450,206	$(4,922,064)

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

See accompanying notes to consolidated financial statements

MANUFACTURED HOUSING PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Cash Flows from Operating Activities:		(a)
Net Loss	$(151,714)	$(2,013,040)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
In-kind contribution of interest	-	87,577
Gain on sale of Property	(761,978)
Provision for bad debts	-	10,117
Stock option expense	2,370	4,774
Stock compensation expense	32,500	349,950
Write off mortgage cost	464,569	68,280
Amortization debt discount	133,190	47,390
Loss on home sales	-	(11,678)
Depreciation and amortization	1,652,509	758,032
Changes in operating assets and liabilities:
Accounts receivable	(11,715)	(32,367)
Other assets	215,650	(471,548)
Accounts payable	4,820	161,080
Accrued expenses	(329,333)	(46,044)
Other liabilities and deposits	28,039	179,964
Net Cash Provided by (Used in) Operating Activities	1,278,907	(907,513)
Cash Flows from Investing Activities:
Purchases of investment properties	(1,001,000)	(22,875,479)
Capital Improvements	(1,299,195)	-
Proceeds from sale of properties	2,100,000	4,900
Net Cash Used in Investing Activities	(200,195)	(22,870,579)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	4,185	72,875
Proceeds from related – party note	-	7,075
Repayment of notes payable – related party	(878,867)	(18,840)
Distribution VIE	(27,377)	-
Proceeds from note payables	16,960,969	25,809,111
Repayment of notes payable	(18,555,939)	(5,172,234)
Proceeds from issuance of preferred stock	2,151,250	8,670,606
Purchase of treasury stock	-	(119,337)
Capitalized financing cost	(1,230,680)	(608,541)
Repayment of note payable – line of credit related party	(1,730,000)	(3,719,550)
Proceeds from related party note	-	2,695,000
Proceeds from Line of Credit – Variable Interest Entity	880,336	-
Preferred shares dividends	(811,143)	(148,933)
Net Cash Provided by Financing Activities	(3,237,266)	27,467,232

Net Change in Cash and cash equivalents	(2,158,554)	3,689,140
Cash and cash equivalents at Beginning of the year	4,147,411	458,271
Cash and cash equivalents at End of the year	$1,988,857	$4,147,411

Cash, cash equivalents and restricted cash consist of the following:
End of year
Cash and cash equivalents	$1,649,705	$3,831,376
Restricted cash	339,152	316,035
Total	$1,988,857	$4,147,411
Cash, cash equivalents and restricted cash consist of the following:
Beginning of year
Cash and cash equivalents	$3,831,376	$295,567
Restricted cash	316,035	162,704
Total	$4,147,411	$458,271

Cash paid for:
Income Taxes	$639	$6,347
Interest	$1,679,114	$1,084,104

Non-Cash Investing and Financing Activities
Purchase of minority interest in Pecan Grove	$-	$293,241
Non-cash Preferred stock accretion	$1,039,717	$212,004
Notes related to acquisitions	$4,150,000	$-
Proceeds related to Line of Credit	$2,468,631	$-

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

See accompanying notes to consolidated financial statements

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, entities controlled by the Company through its direct or indirect ownership of a majority interest and any other entities in which the Company has a controlling financial interest. The Company consolidates variable interest entities (“VIEs”) where the Company is the primary beneficiary. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

The Company’s formation of all subsidiaries and VIE’s date of consolidation are as follows:

Name of Subsidiary/VIE	State of Formation	Date of Formation	Ownership
Pecan Grove MHP LLC	North Carolina	October 12, 2016	100% *
Azalea MHP LLC	North Carolina	October 25, 2017	100%
Holly Faye MHP LLC	North Carolina	October 25, 2017	100%
Chatham Pines MHP LLC	North Carolina	October 31, 2017	100%
Maple Hills MHP LLC	North Carolina	October 31, 2017	100%
Lakeview MHP LLC	South Carolina	November 1, 2017	100%
MHP Pursuits LLC	North Carolina	January 31, 2019	100%
Mobile Home Rentals LLC	North Carolina	September 30, 2016	100%
Hunt Club MHP LLC	South Carolina	March 8, 2019	100%
B&D MHP LLC	South Carolina	April 4, 2019	100%
Crestview MHP LLC	North Carolina	June 28, 2019	100%
Springlake MHP LLC	Georgia	October 10, 2019	100%
ARC MHP LLC	South Carolina	November 13, 2019	100%
Countryside MHP LLC	South Carolina	March 12, 2020	100%
Evergreen MHP LLC	Tennessee	March 17, 2020	100%
Gvest Finance LLC	North Carolina	December 11, 2018	VIE
Gvest Finance Homes I LLC	Delaware	November 9, 2020	VIE

*	The Company originally acquired a 75% interest. In January 2019, the Company acquired the remaining 25% interest from a related party.

During the Year ended December 31, 2020, we sold the Butternut manufactured housing community for a total sale price of $2,100,000. The cost net of accumulated depreciation of the community at the time of the sale was $1,338,022. The Company wrote off mortgage costs of $109,529 which is included in refinancing costs on the consolidated statement of operations. The Company recognized a gain on the sale of the property of $761,978 which is included in other income on the consolidated statements of operations.

All intercompany transactions and balances have been eliminated in consolidation.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Revenue Recognition

Mobile home sale revenues are recognized in accordance with Topic 606 of the Financial Accounting Standards Board ( “FASB)” Accounting Standards Codification (“ASC”) for revenue recognition. The Company recognizes revenues in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company considers revenue realized or realizable and earned when all the five following criteria are met: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, and (5) recognition of revenue when (or as) we satisfy a performance obligation.

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

The Company’s revenues primarily consist of rental revenues and fee and other income. The Company has the following revenue sources and revenue recognition policies:

●	Rental revenues include revenues from the leasing of land lot or a combination of both, the mobile home and land at our properties to tenants.

○	Revenues from the leasing of land lot or a combination of both, the mobile home and land at the Company’s properties to tenants include (i) lease components, including land lot or a combination of both, the mobile home and land, and (ii) reimbursement of utilities and account for the components as a single lease component in accordance with ASC 842.

○	Revenues derived from fixed lease payments are recognized on a straight-line basis over the non-cancelable period of the lease. The Company commences rental revenue recognition when the underlying asset is available for use by the lessee. Revenue derived from the reimbursement of utilities are generally recognized in the same period as the related expenses are incurred. The Company’s leases are month-to-month.

●	Fee and other income include late fees, violation fees and other revenue arising from contractual agreements with third parties. This revenue is recognized as the services are transferred in accordance with ASC 606.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Variable Interest Entities

In December 2020, the Company sold 305 park owned homes in four communities to Gvest Finance LLC, a company owned and controlled by the Company’s parent company, Gvest Real Estate Capital LLC, an entity whose sole owner is Raymond M. Gee, the Company’s chairman and chief executive officer, and to its wholly owned subsidiary Gvest Homes 1 LLC, for a total of $4,648,967. The Company also executed a management agreement with these entities to manage the homes while remitting to the Company all income, less any sums paid out for debt service plus 5% of the debt service payment. Primarily due to the Company’s common ownership by Mr. Gee, its power to direct the activities of these entities that most significantly impact their economic performance, and the fact that the Company has the obligation to absorb losses or the right to receive benefits from these entities that could potentially be significant to these entities, Gvest Finance LLC and Gvest Homes 1 LLC are considered to be VIEs in accordance applicable GAAP. A company with interests in a VIE must consolidate the entity if the company is deemed to be the primary beneficiary of the VIE; that is, if it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Such a determination requires management to evaluate circumstances and relationships that may be difficult to understand and to make a significant judgment, and to repeat the evaluation at each subsequent reporting date. In accordance with applicable GAAP, because of the common ownership among the entities, the consolidation of the VIEs have been accounted for retrospectively as of the beginning of the first period presented in the consolidated financial statements.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, including vested stock options during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. For the years ended December 31, 2020 and 2019, the potentially dilutive penny options for the purchase of 519,675 shares of common stock were included in basic loss per share. Total dilutive securities outstanding as of December 31, 2020 and 2019 totaled 136,500 stock options, 1,890,000 convertible Preferred Series A shares, which are convertible into common shares at $2.50 per share for a total of 756,000, which are not included in dilutive loss per share as the effect would be anti-dilutive.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Impairment Policy

The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the year ended December 31, 2020 and 2019.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash balances at banks and deposits at times may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially secure and, accordingly, minimal credit risk exists. At December 31, 2020 and 2019, the Company had approximately $641,000 and $2,553,000 above the FDIC-insured limit, respectively, including restricted cash held for tenant security deposits of $339,152 and $316,035, respectively.

Stock Based Compensation

All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. The Company recorded stock option expense of $2,370 and $4,774 during the year ended December 31, 2020 and 2019, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

The Company recognizes interest and penalties, if any, with income tax expense in the accompanying consolidated statement of operations. As of December 31, 2020, and December 31, 2019, there were no such accrued interest or penalties.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

In August 2020, the FASB issued ASU 2020-06 “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity”, which simplifies the guidance for certain convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the potential impact this standard may have on the consolidated financial statements.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 2 – REVISIONS OF PRIOR YEAR IMMATERIAL MISSTATEMENT

Immaterial Misstatement

During the year ended December 31, 2020, the Company identified a certain error in recording its minority interest buyout for Pecan Grove during the first quarter of 2019. This error resulted in decreasing land Investment Property and Equity by $244,321 and had no impact on the Company’s income statements.

The Company assessed the materiality of this error considering both qualitative and quantitative factors and determined that for both the quarter and fiscal year ended December 31, 2019, the error was immaterial. The Company has decided to correct this error as revisions to its previously issued financial statements for the year ended December 31, 2019.

Retrospective Application of Consolidation – Entities Under Common Control

The Company consolidates the accounts of Gvest Finance LLC and Gvest Homes 1 LLC. In accordance with applicable GAAP, due to common ownership among the entities, the consolidation has been accounted for retrospectively as of the beginning of the first period presented in the consolidated financial statements.

The table below present the impacts of the revision and the retrospective application to account for the VIEs in the Company’s consolidated financial statement.

Consolidated Balance Sheets

	December 31, 2019
	As previously reported	Adjustment for Revision	Adjustment for retrospective application	As Revised
Investment Property
Land	$11,130,259	$(244,321)	-	$10,885,938
Total Investment Property	34,811,785	(244,321)	852,795	35,420,259
Net Investment Property	33,416,827	(244,321)	833,552	34,006,058
Total Assets	38,152,131	(244,321)	851,916	38,759,726
Total Liabilities	31,982,075	-	826,209	32,808,284
Additional Paid in Capital	1,004,170	(244,321)	-	759,849
Total Deficit	(2,712,554)	(244,321)	25,707	(2,931,168)
Total Liabilities and Deficit	$38,152,131	$(244,321)	851,916	$38,759,726

The consolidated statement of operations and statement of cash flows for the year ended December 31, 2019 are not presented because there is no impact to these statements due to the revision of a prior year immaterial misstatement. The effect of retrospective application of consolidation on these statements was deemed immaterial. The consolidated statement of operations and statement of cash flows for the year ended December 31, 2019 that are presented in the financial statements reflect the retrospective application of consolidation.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 3 – VARIABLE INTEREST ENTITIES

The Company consolidates the accounts of Gvest Finance LLC and Gvest Homes 1 LLC and will continue to do so until they are no longer considered VIEs. Net operating income associated with these entities are included in the consolidated results of operations for the years ended December 31, 2020 and 2019 were $451,876 and $25,707, respectively. The consolidated balance sheets as of December 31, 2020 and 2019 included the following amounts related to the consolidated VIEs.

	2020	2019
Assets
Investment Property	$6,036,057	$852,795
Accumulated Depreciation	(387,780)	(19,243)
Net Investment Property	5,648,277	833,552
Cash and Cash Equivalents	9,234	1,000
Accounts Receivable, net	3,506	3,356
Other Assets	14,652	14,008
Total Assets	$5,675,669	$851,916

Liabilities and Deficit
Accounts Payable	$4,969	$4,765
Notes Payable	1,994,640	730,111
Line of Credit, net of $134,051 of debt discount	3,214,916	-
Notes Payable, related party	-	80,961
Accrued Liabilities	9,439	10,372
Tenant Security Deposits	1,499	-
Total Liabilities	5,225,463	826,209

Non-Controlling interest	450,206	25,707
Total Non-controlling interest in variable interest entity equity	450,206	25,707

NOTE 4 – INVESTMENT PROPERTY

The following table summarizes the Company’s property and equipment balances are generally used to depreciate the assets on a straight-line basis:

	2020	2019
		(As Revised)
Investment Property
Land	$11,293,818	$10,885,938
Site and Land Improvements	20,924,112	17,466,801
Buildings and Improvements	8,026,993	7,067,520
Total Investment Property	40,244,923	35,420,259
Accumulated Depreciation	(2,779,201)	(1,414,201)
Net Investment Property	$37,465,722	34,006,058

Depreciation expense for the years ended December 31, 2020 and 2019 were $1,652,509 and $805,421, respectively.

During 2019, the Company acquired the 25% minority interest in Pecan Grove MHP LLC.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 5 – ACQUISITIONS AND DISPOSALS

During the year ended December 31, 2019, the Company acquired the assets of five manufactured housing communities. The Company had three additional acquisitions during the year ended December 31, 2020. These were asset acquisitions from third parties and have been accounted for as asset acquisitions. The acquisition date estimated fair value was determined by third party appraisals. The acquisition of the manufactured housing communities acquired assets consisted of the following:

Acquisition Date	Name	Land	Improvements	Building	Total Purchase Price
April 2019	Hunt Club MHP	1,394,275	589,500	3,886	1,987,661
May 2019	B&D MHP	1,750,000	914,061	-	2,664,061
August 2019	Crestview MHP	991,750	2,975,250	1,533,000	5,500,000
November 2019	Springlake MHP	923,213	2,769,637	1,582,650	5,275,500
December 2019	ARC MHP	1,468,750	3,406,250	1,625,000	6,500,000
March 2020	Countryside MHP	152,880	3,194,245	352,875	3,700,000
March 2020	Evergreen MHP	340,000	1,111,000	-	1,451,000
Total		7,020,868	14,959,943	5,097,411	27,078,222

Pro-forma Financial Information (unaudited)

The following unaudited pro-forma information presents the combined results of operations for the periods as if the above acquisitions and sale of manufactured housing communities during 2020 had been completed on January 1, 2019.

	For the Years Ended December 31,
	2020	2019
Total Revenue	$6,431,518	$5,410,405
Total Expenses	4,007,848	4,074,247
Depreciation & Amortization	1,843,936	1,737,982
Interest Expense	2,037,301	1,962,117
Net Income (Loss)	$(1,145,567)	$(2,363,941)
Preferred Stock Dividends / Accretion	1,850,860	360,937
Net Income (Loss)	$(2,996,427)	$(2,724,878)
Net Loss Per Share	$(0.22)	$(0.20)

Butternut Sale

During the year ended December 31, 2020, the Company sold the Butternut manufactured housing community for a total sale price of $2,100,000. The cost net of accumulated depreciation of the community at the time of the sale was $1,338,022. The Company wrote off mortgage costs of $109,529 which is included in refinancing costs on the consolidated statement of operations. The Company recognized a gain on the sale of the property of $761,978 which is included in other income on the consolidated statements of operations.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 6 – PROMISSORY NOTES AND LINES OF CREDIT

Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities. These promissory notes range from 3.3% to 7.0% with 5 to 30 years principal amortization. Two of the promissory notes had an initial 6 months period on interest only payments. The promissory notes are secured by the real estate assets and $26,124,753 for eleven loans were guaranteed by Raymond M. Gee, the Company’s chairman, chief executive officer and owner of the principal stockholder of the Company. During the year ended December 31, 2020, the Company refinanced a total of $16,374,007 from current loans payable to $15,245,000 of new notes payable from five of the communities. The Company used the additional loans payable proceeds from the refinance to retire the related party note payable described below. As of December 31, 2020, the Company wrote off mortgage costs of $464,568 and capitalized $640,895 of mortgage costs due to the refinancing.

In addition, on May 1, 2020, the Company received a $139,300 Paycheck Protection Program (the “PPP”) loan from the United States Small Business Administration under provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP loan contains events of default and other provisions customary for a loan of this type. The PPP provides that the loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company used the proceeds from the PPP loan for qualifying expenses and applied for forgiveness of the PPP loan in accordance with the terms of the CARES Act. However, the Company cannot provide assurance that the loan will be forgiven.

As of December 31, 2020, the outstanding balance on these notes was $32,313,367. The following are terms of these notes.

	Maturity Date	Interest Rate	Balance 12/31/20	Balance 12/31/19
Butternut MHP Land LLC	04/10/25	6.000%	$-	$1,114,819
Butternut MHP Land LLC Mezz	04/01/27	7.000%	-	280,013
Pecan Grove MHP LLC	02/22/29	5.250%	3,037,625	3,095,274
Azalea MHP LLC	03/01/29	5.400%	810,741	835,445
Holly Faye MHP LLC	03/01/29	5.400%	579,825	574,096
Chatham MHP LLC	04/01/24	5.875%	1,734,828	1,771,506
Lakeview MHP LLC	03/01/29	5.400%	1,832,264	1,857,266
B&D MHP LLC	04/25/29	5.500%	1,818,303	1,854,788
Hunt Club MHP LLC	05/01/24	5.750%	2,445,011	1,447,364
Crestview MHP LLC	12/31/30	3.250%	4,800,000	4,173,652
Maple Hills MHP LLC	12/01/30	3.250%	2,400,000	2,688,653
Springlake MHP LLC	11/14/22	3.310%	4,000,000	4,000,000
ARC MHP LLC	01/01/30	5.500%	3,885,328	5,300,000
Countryside MHP LLC	03/20/50	5.500%	1,700,000	-
Evergreen MHP LLC	04/01/32	3.990%	1,135,502	-
PPP Loan	05/01/22	1.000%	139,300	-
Gvest B&D	05/01/24	5.000%	694,640	730,111
Gvest Countryside	03/20/50	5.500%	1,300,000	-
Totals note payables			32,313,367	29,722,987
Discount Direct Lender Fees			(1,096,629)	(633,629)
Total net of Discount			$31,216,738	$29,098,358

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Metrolina Promissory Note – Related Party

On May 8, 2017, the Company issued a promissory note to Metrolina Loan Holdings, LLC (“Metrolina”) in the principal amount of $3,000,000. The note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The note originally awarded Metrolina 455,000 shares of Common Stock as consideration, which resulted in making Metrolina a related party due to its significant ownership. During the year ended December 31, 2019, the Company paid off the entire balance on the note of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the Company’s Common Stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. The note gives Metrolina the right and option to purchase its pro rata share of debt or equity securities issued to maintain up to 10% equity interest in the Company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019. This was to mature in May of 2023. In September 2020, the Company paid off the full balance and terminated the loan facility. As of December 31, 2020 and 2019, the balance on this note was $0 and $1,730,000, respectively. The related party note was guaranteed by Mr. Gee, the Company’s Chief Executive Officer.

Revolving Promissory Note

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. In December 2020, the Company paid off the full balance. As of December 31, 2020 and 2019, the outstanding balance on this note was $0 and $878,867, respectively.

Line of Credit – Occupied Home Facility

On December 24, 2020 Gvest Homes I LLC entered into a loan agreement with a lender for a commitment amount of up to $20,000,0000 provided that only up to $8,500,000 is to be used for homes. The agreement requires the maintenance of certain financial ratios and other affirmative and negative covenants. As of December 31, 2020, the Company was not in compliance with a certain financial covenant. The Company obtained a waiver from the lender for the covenant in March 2021.

For the year ended December 31, 2020 the Lender agreed to advance $3,348,967 to the Company, of which $2,218,630 was due from the lender as of the balance sheet date. Subsequent to December 31, 2020, the Company collected $770,643 of the outstanding balance owed to the Company from the lender. As of December 31, 2020, discount direct lender fees were $134,051.

The loan bears interest at 8.375% and maturity date of the loan is January 1, 2030. Pursuant to the agreement, the Company is obligated to pay a fee to the lender equal to 1% of the amount of each advance which funding fee shall be deducted from the then available commitment amount. The advances are guaranteed by Raymond M. Gee, the Company’s chairman, chief executive officer and owner of the principal stockholder of the Company.

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable at December 31, 2020 were:

2021	$787,433
2022	4,798,533
2023	803,740
2024	2,961,214
2025	801,504
Thereafter	25,509,910
Total minimum principal payments	$35,662,334

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value.

Series A Cumulative Redeemable Convertible Preferred Stock

On May 8, 2019, the Company filed a certificate of designation with the Nevada Secretary of State pursuant to which the Company designated 4,000,000 shares of its preferred stock as Series A Cumulative Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock has the following voting powers, designations, preferences and relative rights, qualifications, limitations or restrictions:

Ranking. The Series A Preferred Stock ranks, as to dividend rights and rights upon liquidation, dissolution, or winding up, senior to the Common Stock and pari passu with the Series B Preferred Stock (as defined below).

Dividend Rate and Payment Dates. Dividends on the Series A Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series A Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.017 per share each month, which is equivalent to the rate of 8% of the $2.50 liquidation preference per share. Dividends on shares of Series A Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the years ended December 31, 2020 and 2019, the Company paid dividends of $377,353 and $125,700, respectively.

Liquidation Preference. The liquidation preference for each share of Series A Preferred Stock is $2.50. Upon a liquidation, dissolution or winding up of the Company, holders of shares of Series A Preferred Stock will be entitled to receive, before any payment or distribution is made to the holders of Common Stock and on a pari passu basis with holders of Series B Preferred Stock, the liquidation preference with respect to their shares plus an amount equal to any accrued but unpaid dividends (whether or not declared) to, but not including, the date of payment with respect to such shares.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series A Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series A Preferred Stock at a call price equal to $3.75, or 150% of the original issue price of the Series A Preferred Stock, and correspondingly, each holder of shares of Series A Preferred Stock shall have a right to put the shares of Series A Preferred Stock held by such holder back to the Company at a put price equal to $3.75, or 150% of the original issue purchase price of such shares. During the years ended December 31, 2020 and 2019, the Company recorded a put option value accretion of $472,500 and $184,000, respectively.

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

As of December 31, 2020, there were 1,890,000 shares of Series A Preferred Stock issued and outstanding. As of December 31, 2020, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,725,000 and accretion of put options totaling $656,500. As of December 31, 2019, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,725,000 and accretion of put options totaling $184,000.

Series B Cumulative Redeemable Preferred Stock

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

Dividend Rate and Payment Dates. Dividends on the Series B Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series B Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.067 per share each month, which is equivalent to the annual rate of 8% of the $10.00 liquidation preference per share; provided that upon an event of default (generally defined as the Company’s failure to pay dividends when due or to redeem shares when requested by a holder), such amount shall be increased to $0.083 per month, which is equivalent to the annual rate of 10% of the $10.00 liquidation preference per share. During the years ended December 31, 2020 and 2019, the Company paid dividends of $433,790 and $23,233, respectively.

Liquidation Preference. The liquidation preference for each share of Series B Preferred Stock is $10.00. Upon a liquidation, dissolution or winding up of the Company, holders of shares of Series B Preferred Stock will be entitled to receive, before any payment or distribution is made to the holders of Common Stock and on a pari passu basis with holders of Series A Preferred Stock, the liquidation preference with respect to their shares plus an amount equal to any accrued but unpaid dividends (whether or not declared) to, but not including, the date of payment with respect to such shares.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series B Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series B Preferred Stock at a call price equal to $15.00, or 150% of the original issue price of the Series B Preferred Stock, and correspondingly, each holder of shares of Series B Preferred Stock shall have a right to put the shares of Series B Preferred Stock held by such holder back to the Company at a put price equal to $15.00, or 150% of the original issue purchase price of such shares. During the years ended December 31, 2020 and 2019, the Company recorded a put option value accretion of $567,217 and $28,004, respectively.

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

During the year ended December 31, 2019, the Company sold an aggregate of 409,722 shares of Series B Preferred Stock for total gross proceeds of $4,097,220. After deducting a placement fee and other expenses, the Company received net proceeds of $3,973,610. During the year ended December 31, 2020, the Company sold an aggregate of 231,532 shares of Series B Preferred Stock for total gross proceeds of $2,315,320. After deducting a placement fee and other expenses, the Company received net proceeds of $2,151,250.

As of December 31, 2020, there were 641,254 shares of Series B Preferred Stock issued and outstanding. As of December 31, 2020, the Series B Preferred Stock balance was made up of Series B Preferred Stock totaling $ 6,412,540 and accretion of put options totaling $279,536. As of December 31, 2019, the Series B Preferred Stock balance was made up of Series B Preferred Stock totaling $ 4,097,220 and accretion of put options totaling $123,610.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of Common Stock, par value $0.01 per share. As of December 31, 2020 and 2019, there were 12,398,580 and 12,336,080 shares of Common Stock issued and outstanding, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

During the years ended December 31, 2020 and 2019, the Company issued 12,500 and 15,400 shares of Common Stock, respectively, to early investors in the Regulation A offering, valued at $4,185 and $4,158, respectively.

Stock issued for Acquisition

In January 2019, the Company issued 2,000,000 shares of Common Stock to Gvest Real Estate Capital LLC, which is controlled and owned by Mr. Gee, the Company’s Chief Executive Officer, to acquire the 25% minority interest in Pecan Grove, which were valued at the historical cost value of $293,241.

Equity Incentive Plan

In December 2017, the Board of Directors, with the approval of a majority of the stockholders of the Company, adopted the Manufactured Housing Properties Inc. Stock Compensation Plan (the “Plan”) which is administered by the Compensation Committee. As of December 31, 2020, there were 656,175 shares granted and 343,825 shares remaining available under the Plan.

The Company has issued options to directors and officers under the Plan. One third of the options vest immediately, and two thirds vest in equal annual installments over a two-year period. The Company issued 519,675 shares in December 2017 and 136,500 shares in December 2019.

The Company recorded stock option expense of $2,370 and $4,774 during the years ended December 31, 2020 and 2019, respectively.

The following table summarizes the stock options outstanding as of December 31, 2020:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2019	656,175	$0.03	8.7
Granted	-	-	-
Exercised	-	-	-
Forfeited / cancelled / expired	-	-	-
Outstanding at December 31, 2020	656,175	$0.03	7.7

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options holders exercised their options on December 31, 2020. As of December 31, 2020, there were 656,175 “in-the-money” options with an aggregate intrinsic value of $1,598,386.

The following table summarizes information concerning options outstanding as of December 31, 2020.

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price
$0.01	519,675	7.0	$0.01	519,675	$0.01
$0.27	136,500	9.0	$0.27	45,500	$0.27

The following table summarizes information concerning options outstanding as of December 31, 2019.

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price
$0.01	519,675	8.0	$0.01	519,675	$0.01
$0.27	136,500	10.0	$0.27	45,500	$0.27

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

Stock option assumptions	December 31, 2020	December 31, 2019
Risk-free interest rate	-	0.26%
Expected dividend yield	-	0.00%
Expected volatility	-	15.17%
Expected life of options (in years)	-	10.0

NOTE 8 – RELATED PARTY TRANSACTIONS

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. In December 2020, the Company paid off the full balance. As of December 31, 2020 and 2019, the outstanding balance on this note was $0 and $878,867, respectively.

On May 8, 2017, the Company issued a promissory note to Metrolina in the principal amount of $3,000,000. The note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The note originally awarded Metrolina 455,000 shares of Common Stock as consideration, which resulted in making Metrolina a related party due to its significant ownership. During the year ended December 31, 2019, the Company paid off the entire balance on the note of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the Company’s Common Stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. The note gives Metrolina the right and option to purchase its pro rata share of debt or equity securities issued to maintain up to 10% equity interest in the Company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019. This note was to mature in May of 2023. In September 2020, the Company paid off the full balance and terminated the loan facility. As of December 31, 2020 and 2019, the balance on this note was $0 and $1,730,000, respectively. The related party note was guaranteed by Mr. Gee, the Company’s Chief Executive Officer.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

In January 2019, the Company issued 2,000,000 shares of Common Stock to Gvest Real Estate Capital LLC, an entity controlled by Mr. Gee, the Company’s Chief Executive Officer, to acquire the 25% minority interest in Pecan Grove, which were valued at the historical cost value of $293,241.

In August 2019, the Company entered into an office lease agreement with Gvest Real Estate Capital LLC for the lease of its offices. The lease was $4,000 per month and is on a month-to-month term, starting on January 1, 2021 lease was increased to $12,000 per month. Total rent expense for the years ended December 31, 2020 and 2019 was $48,000 and $20,000, respectively.

During the years ended December 31, 2020 and 2019, the Company recorded $0 and $36,741, respectively, in revenues related to property management consulting services provided to Gvest Real Estate Capital LLC.

During the year ended December 31, 2020 and 2019, Mr. Gee, the Company’s Chief Executive Officer, received a $370,000 and $50,000, respectively fees for his personal guarantee on certain promissory notes relating to the refinancing and acquisitions of our mobile home communities.

NOTE 9 – INCOME TAXES

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The TCJA, among other things, contains significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; a limitation of the tax deduction for interest expense; a limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); and modifying or repealing many business deductions and credits.

The Company has significant business interest expense; however, the TCJA provision implementing a limitation of the tax deduction for interest expense does not apply to the Company as it qualifies for the small business exemption. On the 2019 tax return, the company elected to take 100% bonus depreciation deduction available under the new TCJA tax legislation, which applies to qualified property placed in service after September 27, 2017 and before January 1, 2023. This large expense created a deferred tax liability and also increased 2019 NOL significantly.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, superseded the change related to NOLs from TCJA and permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the NOL carryback provision of the CARES Act would result in a material cash benefit to us.

At December 31, 2020 and 2019, the Company had net deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by the Federal statutory tax rate of 21%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at December 31, 2020 and 2019.

As of December 31, 2020, and 2019, the Company had net operating loss carryforwards of approximately $17,005,734 and $3,057,500, respectively. The change in the valuation allowance for the years ended December 31, 2020 and 2019 were $2,364,875 and $403,987, respectively. The provision to return true up adjustment primarily related to bonus depreciation deducted on the 2019 tax return on all qualifying assets purchased and placed in service in 2019 which was not captured in the 2019 provision calculation and the Company’s true up of all prior year NOLs as calculated at provision to the prior year tax returns.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

The significant components of the current income tax benefit at December 31, 2020 and 2019 was as follows:

	For the Years Ended
	December 31, 2020	December 31, 2019
Statutory rate applied to income (loss) before income taxes	$(1,068,482)	$(515,347)
Increase (decrease) in income taxes results from:
Non-deductible expense	-	123,107
VIE Income	451,876	(5,400)
Change in valuation allowance	2,364,876	403,987
Provision to return true up	(1,748,270)	-
Income tax expense (benefit)	$-	$6,347

The difference between income tax expense computed by applying the federal statutory corporate tax rate and provision for actual income tax is as follows:

	For the Years Ended
	December 31, 2020	December 31, 2019
Income tax benefit at U.S. statutory rate of 21%	-21.00%	-21.00%
Income tax benefit - State	-3.63%	-3.33%
Non-deductible expense	-%	5.97%
VIE Income	-10.42%	-0.24%
Change in valuation allowance	-54.51%	19.82%
Provision to return true up	-40.30%	%
Income tax expense (benefit)	0.00%	1.22%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The effects of temporary differences that gave rise to net deferred tax assets are as follows:

	For the Years Ended
	December 31, 2020	December 31, 2019
Deferred tax liabilities:
Depreciation	$(761,455)	$-
Amortization expense	(269,076)	-
Other	(584)	-
Deferred tax assets:
Amortization expense	-	11,544
Operating loss carryforwards	4,188,512	780,978
Gross deferred tax assets	3,157,397	792,522
Valuation allowance	(3,157,397)	(792,522)
Net deferred income tax asset	$-	$-

NOTE 10 – SUBSEQUENT EVENTS

Additional Closings of Regulation A Offering

Subsequent to December 31, 2020, the Company sold an aggregate of 74,882 shares of Series B Preferred Stock is additional closings of the Regulation A offering described above for total gross proceeds of $748,820. After deducting a placement fee, we received net proceeds of approximately $696,403. The Company also issued 2,900 shares of Common Stock to additional early investors.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2021	MANUFACTURED HOUSING PROPERTIES INC.

/s/ Raymond M. Gee
	Name:	Raymond M. Fee
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Raymond M. Gee	Chairman and Chief Executive Officer	March 31, 2021
Raymond M. Gee	(Principal Executive Officer)

/s/ Michael Z. Anise	Chief Financial Officer and Director	March 31, 2021
Michael Z. Anise	(Principal Financial and Accounting Officer)

/s/ William H. Carter	Director	March 31, 2021
William H. Carter

/s/ Richard M. Gee	Director	March 31, 2021
Richard M. Gee

/s/ James L. Johnson	Director	March 31, 2021
James L. Johnson

/s/ Terry Robertson	Director	March 31, 2021
Terry Robertson