Form 10-Q
period 2021-03-31
MANUFACTURED HOUSING PROPERTIES INC.
filed 2021-05-17
CIK 1277998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2021, there were 12,403,680 common shares of the registrant issued and outstanding.

Manufactured Housing Properties Inc.

Quarterly Report on Form 10-Q

 Period Ended March 31, 2021

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MANUFACTURED HOUSING PROPERTIES INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

	March 31, 2021	December 31, 2020
Assets	(unaudited)
Investment Property
Land	$12,343,818	$11,293,818
Site and Land Improvements	21,506,262	20,924,112
Buildings and Improvements	9,025,775	8,026,993
Total Investment Property	42,875,855	40,244,923
Accumulated Depreciation	(3,219,106)	(2,779,201)
Net Investment Property	39,656,749	37,465,722
Cash and Cash Equivalents, including restricted cash of $371,892 and $339,152 respectively	3,299,948	1,988,857
Accounts Receivable, net	24,077	46,952
Other Assets	2,637,586	2,895,221
Total Assets	$45,618,360	$42,396,752

Liabilities
Accounts Payable	$276,987	$236,992
Notes Payable, net of $1,127,324 and $1,096,629 debt discount	32,634,745	31,216,738
Line of Credit – Variable Interest Entity, net of $131,433 and $134,051 debt discount, respectively	3,285,702	3,214,916
Accrued Liabilities	1,400,410	237,442
Tenant Security Deposits	371,892	339,152
Total Liabilities	37,969,736	35,245,240

Commitments and Contingencies (See note 7)

Redeemable Preferred Stock – subject to redemption
Series A Cumulative Redeemable Convertible Preferred Stock, par value $0.01 per share; 4,000,000 shares authorized; 1,890,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020; redemption value $7,087,500	5,499,625	5,381,500
Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized; 757,351 and 641,254 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; redemption value $11,360,265 and $9,618,810 as of March 31, 2021 and December 31, 2020	7,965,400	6,692,076

Deficit
Common Stock, par value $0.01 per share; 200,000,000 shares authorized; 12,403,680 and 12,398,580 shares are issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	124,067	124,016
Additional Paid in Capital	(1,580,179)	(1,052,611)
Accumulated Deficit	(4,857,951)	(4,443,675)
Total Manufactured Housing Properties Inc. Deficit	(6,314,063)	(5,372,270)
Non-controlling interest in Variable Interest Entity	497,662	450,206
Total Deficit	(5,816,401)	(4,922,064)
TOTAL LIABILITIES AND DEFICIT	$45,618,360	$42,396,752

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020 (a)
Revenue
Rental and related income	$1,663,681	$1,363,090
Property sales	42,182	-
Total revenues	1,705,863	1,363,090

Community operating expenses
Repair and maintenance	107,796	81,320
Real estate taxes	142,395	61,659
Utilities	156,987	159,004
Insurance	27,788	43,425
General and administrative expense	145,008	93,641
Total community operating expenses	579,974	439,049

Corporate payroll and overhead	580,734	439,856
Depreciation and amortization expense	441,623	399,337
Interest expense	446,048	443,464
Refinancing costs	16,675	-
Total expenses	2,065,054	1,721,706
Net loss before provision for income taxes	(359,191)	(358,616)
Provision for income taxes	-	-
Net Loss	$(359,191)	$(358,616)

Net income (loss) attributable to non-controlling interest:
Variable interest entity share of net income	55,085	(4,450)
Net loss attributable to Manufactured Housing Properties, Inc.	(414,276)	(354,166)
Preferred stock dividends and put option value accretion
Series A preferred dividends	96,167	94,500
Series A preferred put option value accretion	118,125	118,125
Series B preferred dividends	129,409	92,996
Series B preferred put option value accretion	185,839	127,368
Total preferred stock dividends and put option value accretion	529,540	432,989
Net loss attributable to common stockholders	$(943,816)	$(787,155)

Weighted average shares - basic and fully diluted	12,919,551	12,339,291

Net loss per share – basic and fully diluted	$(0.07)	$(0.06)

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	COMMON STOCK		ADDITIONAL		TOTAL MANUFACTURING	NON
	SHARES	PAR VALUE	PAID IN CAPITAL	ACCUMULATED DEFICIT	HOUSING PROPERTIES INC.	CONTROLLING INTEREST	DEFICIT
Balance at January 1, 2020 (as revised) (a)	12,336,080	$123,361	$759,849	(3,840,085)	$(2,956,875)	$25,707	$(2,931,168)
Stock option expense	-	-	539		539	-	539
Common Stock issuance to preferred share holders	6,000	60	1,560		1,620	-	1,620
Preferred shares Series A put option value accretion	-	-	(118,125)		(118,125)	-	(118,125)
Preferred shares Series A dividends	-	-	(94,500)		(94,500)	-	(94,500)
Preferred shares Series B put option value accretion	-	-	(127,368)		(127,368)	-	(127,368)
Preferred shares Series B dividends	-	-	(92,996)		(92,996)	-	(92,996)
Net Loss	-	-	-	(354,166)	(354,166)	(4,450)	(358,616)
Balance at March 31, 2020 (as revised) (a)	12,342,080	$123,421	$328,959	$(4,194,251)	$(3,741,871)	$21,257	$(3,720,614)

Balance at January 1, 2021	12,398,580	$124,016	$(1,052,611)	$(4,443,675)	$(5,372,270)	$450,206	$(4,922,064)
Stock option expense	-	-	646	-	646	-	646
Common Stock issuance to preferred share holders	5,100	51	1,326	-	1,377	-	1,377
Preferred shares Series A put option value accretion	-	-	(118,125)	-	(118,125)	-	(118,125)
Preferred shares Series A dividends	-	-	(96,167)	-	(96,167)	-	(96,167)
Preferred shares Series B put option value accretion	-	-	(185,839)	-	(185,839)	-	(185,839)
Preferred shares Series B dividends	-	-	(129,409)	-	(129,409)	-	(129,409)
Contributions	-	-	-	-	-	12,371	12,371
Distributions	-	-	-	-	-	(20,000)	(20,000)
Net Loss	-	-	-	(414,276)	(414,276)	55,085	(359,191)
Balance at March 31, 2021	12,403,680	$124,067	$(1,580,179)	$(4,857,951)	$(6,314,063)	$497,662	$(5,816,401)

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	March 31, 2021	March 31, 2020 (a)
Cash Flows from Operating Activities:
Net Loss	$(359,191)	$(358,616)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts	-	3,803
Stock option expense	646	539
Amortization of debt discount	37,114	-
Write off mortgage cost	56,691	-
Depreciation and amortization	441,623	399,337
Changes in operating assets and liabilities:
Accounts receivable	22,875	(7,767)
Other assets	257,635	143,364
Accounts payable	(706,920)	47,244
Accrued expenses	1,162,968	(31,306)
Other liabilities and deposits	32,740	19,285
Net Cash Provided by (Used in) Operating Activities	946,181	215,883
Cash Flows from Investing Activities:
Capital improvements	(307,994)	(176,317)
Purchases of investment properties	-	(988,000)
Proceeds from sale of property	-
Net Cash Used in Investing Activities	(307,994)	(1,164,317)
Cash Flows from Financing Activities:
Repayment of note payable – line of credit related party	-	(913,500)
Repayment of note payable – related party	-	(108,360)
Repayment of notes payable	(60,001)	(138,858)
Proceeds from issuance of preferred stock	1,087,485	1,152,350
Fees in connection with preferred stock issuance	-	(80,664)
Capitalized financing cost	(121,375)	(172,768)
Contribution VIE	12,371	-
Distribution VIE	(20,000)	-
Preferred shares dividends	(225,576)	(187,496)
Net Cash Provided by (Used in) Financing Activities	672,904	(449,296)
Net change in cash, cash equivalents and restricted cash	1,311,091	(1,397,730)
Cash, cash equivalents and restricted cash at beginning of the period	1,988,857	4,147,411
Cash, cash equivalents and restricted cash at end of the period	$3,299,948	$2,749,681
Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$2,928,056	$2,413,776
Restricted cash	371,892	335,905
Total	$3,299,948	$2,749,681
Cash, cash equivalents and restricted cash consist of the following:
Beginning of period
Cash and cash equivalents	$1,649,705	$3,831,376
Restricted cash	339,152	316,035
Total	$1,988,857	$4,147,411
Cash paid for:
Income Taxes	$-	$-
Interest	$433,868	$405,409
Non-Cash Investing and Financing Activities
Acquisition of property in accounts payable	$748,248	$-
Notes related to acquisitions	$1,575,000	$4,150,000
Non-cash Preferred stock accretion	$311,747	$245,493
Stock issued in connection with Series B Preferred Stock issuance	1,377	-

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

(UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The December 31, 2020 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2021. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company, entities controlled by the Company through its direct or indirect ownership of a majority interest and any other entities in which the Company has a controlling financial interest. The Company consolidates variable interest entities (“VIEs”) where the Company is the primary beneficiary. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

The Company’s formation of all subsidiaries and date of consolidation are as follows:

Name of Subsidiary	State of Formation	Date of Formation	Ownership
Pecan Grove MHP LLC	North Carolina	October 12, 2016	100%
Azalea MHP LLC	North Carolina	October 25, 2017	100%
Holly Faye MHP LLC	North Carolina	October 25, 2017	100%
Chatham Pines MHP LLC	North Carolina	October 31, 2017	100%
Maple Hills MHP LLC	North Carolina	October 31, 2017	100%
Lakeview MHP LLC	South Carolina	November 1, 2017	100%
MHP Pursuits LLC	North Carolina	January 31, 2019	100%
Mobile Home Rentals LLC	North Carolina	September 30, 2016	100%
Hunt Club MHP LLC	South Carolina	March 8, 2019	100%
B&D MHP LLC	South Carolina	April 4, 2019	100%
Crestview MHP LLC	North Carolina	June 28, 2019	100%
Springlake MHP LLC	Georgia	October 10, 2019	100%
ARC MHP LLC	South Carolina	November 13, 2019	100%
Countryside MHP LLC	South Carolina	March 12, 2020	100%
Evergreen MHP LLC	Tennessee	March 17, 2020	100%
Golden Isles MHP LLC	Georgia	March 16, 2021	100%
Gvest Finance LLC	North Carolina	December 11, 2018	VIE
Gvest Homes I LLC	Delaware	November 9, 2020	VIE

All intercompany transactions and balances have been eliminated in consolidation.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

(UNAUDITED)

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

(UNAUDITED)

Variable Interest Entities

In December 2020, the Company sold 305 park owned homes in four communities to Gvest Finance LLC, a company owned and controlled by the Company’s parent company, Gvest Real Estate Capital LLC, an entity whose sole owner is Raymond M. Gee, the Company’s chairman and chief executive officer, and to its wholly owned subsidiary Gvest Homes I LLC, for a total of $4,648,967. The Company also executed a management agreement with these entities to manage the homes while remitting to the Company all income, less any sums paid out for debt service plus 5% of the debt service payment. Primarily due to the Company’s common ownership by Mr. Gee, its power to direct the activities of these entities that most significantly impact their economic performance, and the fact that the Company has the obligation to absorb losses or the right to receive benefits from these entities that could potentially be significant to these entities, Gvest Finance LLC and Gvest Homes I LLC are considered to be VIEs in accordance applicable GAAP. A company with interests in a VIE must consolidate the entity if the company is deemed to be the primary beneficiary of the VIE; that is, if it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Such a determination requires management to evaluate circumstances and relationships that may be difficult to understand and to make a significant judgment, and to repeat the evaluation at each subsequent reporting date. In accordance with applicable GAAP, because of the common ownership among the entities, the consolidation of the VIEs have been accounted for retrospectively as of the beginning of the first period presented in the unaudited condensed consolidated financial statements.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, including vested stock options during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. For the three months ended March 31, 2021, the potentially dilutive penny options for the purchase of 519,675 shares of common stock were included in basic loss per share. Total dilutive securities outstanding as of March 31, 2021 totaled 186,500 stock options and 1,890,000 convertible Preferred Series A shares, which are convertible into common shares at $2.50 per share for a total of 756,000, which are not included in dilutive loss per share as the effect would be anti-dilutive. Total dilutive securities outstanding as of March 31, 2020 totaled 656,175 stock options and 1,890,000 convertible Preferred Series A shares, which are convertible into common shares at $2.50 per share for a total of 756,000, which are not included in dilutive loss per share as the effect would be anti-dilutive.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

(UNAUDITED)

Impairment Policy

The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the three months ended March 31, 2021 and 2020.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash balances at banks and deposits at times may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially secure and, accordingly, minimal credit risk exists. At March 31, 2021 and December 31, 2020, the Company had approximately $1,591,000 and $641,000 above the FDIC-insured limit, respectively, including restricted cash held for tenant security deposits of $371,892 and $339,152, respectively.

Stock Based Compensation

All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. The Company recorded stock option expense of $646 and $539 during the three months ended March 31, 2021 and 2020, respectively.

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

Reclassifications

Certain amounts in the prior period presentation have been reclassified to conform with the current presentation. For the three months ended March 31, 2020, the Company reclassed approximately $200,000 from general and administrative expense to corporate payroll and overhead on the condensed consolidated statements of operations.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

(UNAUDITED)

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

The Company recognizes interest and penalties, if any, with income tax expense in the accompanying unaudited condensed consolidated statement of operations. As of March 31, 2021, and December 31, 2020, there were no such accrued interest or penalties.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2022. The Company is currently evaluating the potential impact this standard may have on the unaudited condensed consolidated financial statements.

In May 2020, the Securities and Exchange Commission adopted amendments to the financial disclosure requirements in Regulation S-X relating to the acquisition and disposition of businesses by registrants. The amendments, including Rule 3-05, Financial Statements of Businesses Acquired or to Be Acquired; Rule 3-14, Special Instructions for Real Estate Operations to Be Acquired; and Article 11, Pro Forma Financial Information, focus on the financial information required to be disclosed in connection with the acquisition and disposition of businesses, real estate operations, and investment companies and generally increased the thresholds at which acquisitions are deemed significant and require additional disclosures. The amendments are effective for fiscal years beginning after December 31, 2020. The Company has evaluated the impact this standard had on the consolidated financial statements and determined that it had no impact on the unaudited condensed consolidated financial statements. However, the Company will integrate these amendments in evaluating the significance and required additional disclosures upon acquisitions in future periods as necessary.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

(UNAUDITED)

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

If the current pace of the pandemic does not continue to slow and the spread of the virus is not contained, the Company’s business operations could be further delayed or interrupted. The Company expects that government and health authorities may announce new or extend existing restrictions, which could require the Company to make further adjustments to its operations in order to comply with any such restrictions. The duration of any business disruption cannot be reasonably estimated at this time but may materially affect the Company’s ability to operate its business and result in additional costs.

The extent to which the pandemic may impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report, including new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment present material uncertainty and risk with respect to the Company’s performance, financial condition, results of operations and cash flows.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 2 – RETROSPECTIVE APPLICATION OF CONSOLIDATION

The Company consolidates the accounts of Gvest Finance LLC and Gvest Homes I LLC. In accordance with applicable GAAP, due to common ownership among the entities, the consolidation has been accounted for retrospectively as of the beginning of the first period presented in the consolidated financial statements. The balances reported for the three months ended March 31, 2020 on the condensed consolidated statement of operations, statement of deficit, and statements of cash flows have been adjusted accordingly.

NOTE 3 – VARIABLE INTEREST ENTITIES

The Company consolidates the accounts of Gvest Finance LLC and Gvest Homes I LLC and will continue to do so until they are no longer considered VIEs. Included in the unaudited condensed consolidated results of operations for the three months ended March 31, 2021 and 2020 were $55,085 net operating income and $4,450 net operating loss, respectively. The consolidated balance sheets as of March 31, 2021 and December 31, 2020 included the following amounts related to the consolidated VIEs.

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Investment Property	$7,022,031	$6,036,057
Accumulated Depreciation	(454,871)	(387,780)
Net Investment Property	6,567,160	5,648,277
Cash and Cash Equivalents	296,205	9,234
Accounts Receivable, net	5,123	3,506
Other Assets	-	14,652
Total Assets	$6,868,488	$5,675,669

Liabilities and Deficit
Accounts Payable	$38,595	$4,969
Notes Payable, net of $250 and $0 debt discount	2,772,743	1,994,640
Line of Credit, net of $131,433 and $134,051 debt discount	3,285,702	3,214,916
Accrued Liabilities	272,800	9,439
Tenant Security Deposits	986	1,499
Total Liabilities	6,370,826	5,225,463

Non-Controlling interest	497,662	450,206
Total Non-controlling interest in variable interest entity equity	497,662	450,206

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 4 – INVESTMENT PROPERTY

The following table summarizes the Company’s property and equipment balances are generally used to depreciate the assets on a straight-line basis:

	March 31, 2021 (Unaudited)	December 31, 2020
Investment Property
Land	$12,343,818	$11,293,818
Site and Land Improvements	21,506,262	20,924,112
Buildings and Improvements	9,025,775	8,026,993
Total Investment Property	42,875,855	40,244,923
Less: accumulated depreciation and amortization	(3,219,106)	(2,779,201)
Net Investment Property	$39,656,749	$37,465,722

Depreciation and amortization expense totaled $441,623 and $399,337 for the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021, the Company acquired one manufactured housing community in Brunswick, Georgia and accounted for it as an asset acquisition. The Company also acquired two manufactured housing communities in Lancaster, South Carolina and Morristown, Tennessee and accounted for them as asset acquisitions during the three months ended March 31, 2020 (See note 5).

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 5 – ACQUISITIONS AND DISPOSALS

The Company completed one acquisition during the three months ended March 31, 2021. This was an asset acquisition from a third party and has been accounted for as asset acquisition. The acquisition date estimated fair value was determined by a third party appraisal. The buildings and certain improvements referenced in the table below were acquired by the Company’s VIEs: Gvest Finance, LLC and Gvest Homes I, LLC and are included in consolidation.

Acquisition Date	Name	Land	Improvements	Building	Acquisition Cost	Total Purchase Price
March 2020	Countryside MHP	$152,880	$3,194,245	$352,875	$21,642	$3,721,642
March 2020	Evergreen MHP	340,000	1,111,000	-	138,125	1,589,125
		$492,880	$4,305,245	$352,875	$159,767	$5,310,767

March 2021	Golden Isles MHP	$1,050,000	$487,500	$-	$123,319	$1,660,819
March 2021	Golden Isles Gvest	-	-	785,784	250	786,034
		$1,050,000	$487,500	$785,784	$123,569	$2,446,853

Butternut Sale

During the year ended December 31, 2020, the Company sold the Butternut manufactured housing community for a total sale price of $2,100,000. The cost net of accumulated depreciation of the community at the time of the sale was $1,338,022. The Company wrote off mortgage costs of $109,529 which is included in refinancing costs on the consolidated statement of operations. The Company recognized a gain on the sale of the property of $761,978 during the year ended December 31, 2020.

Pro-forma Financial Information

The following unaudited pro-forma information presents the combined results of operations for the three months ended March 31, 2020 as if the above acquisitions and disposition of manufactured housing communities had been completed on January 1, 2020.

	Three months ended March 31, 2020 Consolidated	Acquisitions	Three months ended March 31, 2020 Pro Forma
Total revenue	$1,363,090	244,790	1,607,880
Total expenses	878,905	123,058	1,001,963
Depreciation and amortization expense	399,337	61,647	460,984
Interest expense	443,464	65,861	509,325
Net income (loss)	$(358,616)	(5,776)	(364,392)
Net loss attributable to non-controlling interest	(4,450)		(4,450)
Net loss attributable to Manufactured Housing Properties, Inc	(354,166)	(5,776)	(359,942)
Preferred stock dividends / accretion	432,989	-	432,989
Net income (loss)	$(787,155)	(5,776)	(792,931)
Net loss per share	(0.06)		(0.06)

NOTE 6 – PROMISSORY NOTES

Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities. These promissory notes range from 3.3% to 5.9% with 5 to 30 years principal amortization. Two of the promissory notes had initial 12 month, and three promissory notes had an initial 24 month, 60 month, and 180 month period on interest only payments, respectively. The promissory notes are secured by the real estate assets and $26,890,911 for twelve loans were guaranteed by Raymond M. Gee, the Company’s chairman, chief executive officer and owner of the principal stockholder of the Company.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

(UNAUDITED)

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

As of March 31, 2021, the outstanding balance on these notes was $33,762,069. The following are the terms of these notes:

	Maturity Date	Interest Rate	Balance 03/31/21	Balance 12/31/20
Pecan Grove MHP LLC	02/22/29	5.250%	3,020,326	3,037,625
Azalea MHP LLC	03/01/29	5.400%	805,522	810,741
Holly Faye MHP LLC	03/01/29	5.400%	579,825	579,825
Chatham MHP LLC	04/01/24	5.875%	1,726,018	1,734,828
Lakeview MHP LLC	03/01/29	5.400%	1,825,387	1,832,264
B&D MHP LLC	05/02/29	5.500%	1,808,447	1,818,303
Hunt Club MHP LLC	01/01/33	3.430%	2,433,291	2,445,011
Crestview MHP LLC	12/31/30	5.500%	4,777,517	4,800,000
Maple Hills MHP LLC	12/01/30	5.125%	2,388,758	2,400,000
Springlake MHP LLC	11/14/22	3.310%	4,000,000	4,000,000
ARC MHP LLC	01/01/30	5.500%	3,866,819	3,885,328
Countryside MHP LLC	03/20/50	5.500%	1,700,000	1,700,000
Evergreen MHP LLC	04/01/32	3.990%	1,130,366	1,135,502
Golden Isles MHP LLC	03/31/26	4.000%	787,500	-
PPP Loan	05/01/22	1.000%	139,300	139,300
Gvest B&D	05/01/24	5.000%	685,493	694,640
Gvest Countryside	03/20/50	5.500%	1,300,000	1,300,000
Gvest Golden Isles	03/31/36	4.000%	787,500	-
Totals note payables			33,762,069	32,313,367
Discount Direct Lender Fees			(1,127,324)	(1,096,629)
Total net of Discount			$32,634,745	$31,216,738

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

(UNAUDITED)

Revolving Promissory Note

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. In September 2020, we paid off the full balance. As of March 31, 2021 and December 31, 2020, the outstanding balance on this note was $0; however, the line of credit is still available to the Company.

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

On December 24, 2020 the lender agreed to advance $3,348,967 to the Company. The lender agreed to increase this amount to $3,422,260 offset with payments made by the Company of $5,125 during the three months ended March 31, 2021, of which $1,550,000 was due from the lender as of the balance sheet date. As of March 31, 2021 and December 31, 2020, discount direct lender fees were $131,433 and $134,051, respectively.

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable at March 31, 2021 by fiscal year were:

2021	627,795
2022	4,789,859
2023	794,311
2024	2,950,964
2025	790,362
Thereafter	27,225,913
Total minimum principal payments	$37,179,204

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On February 11, 2021, MHP Pursuits, LLC, a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement (the “Anderson Purchase Agreement”) with Gilmer and Sons Mobile Homes Sales and Rentals, Inc. for the purchase of ten manufactured housing communities located in Anderson County, South Carolina consisting of 179 sites on approximately 50 acres for a total purchase price of $5,200,000. As of May 17, 2021, the closing of the Anderson Purchase Agreement has not been completed.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

(UNAUDITED)

Dividend Rate and Payment Dates. Dividends on the Series A Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series A Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.017 per share each month, which is equivalent to the rate of 8% of the $2.50 liquidation preference per share. Dividends on shares of Series A Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the three months ended March 31, 2021 and 2020, the Company paid dividends of $96,167 and $94,500 respectively.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series A Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series A Preferred Stock at a call price equal to $3.75, or 150% of the original issue price of the Series A Preferred Stock, and correspondingly, each holder of shares of Series A Preferred Stock shall have a right to put the shares of Series A Preferred Stock held by such holder back to us at a put price equal to $3.75, or 150% of the original issue purchase price of such shares. During the three months ended March 31, 2021 and 2020, the Company recorded a put option value accretion of $118,125.

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

As of March 31, 2021, there were 1,890,000 shares of Series A Preferred Stock issued and outstanding. As of March 31, 2021, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,725,000 and accretion of put options totaling $774,625. As of December 31, 2020, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,725,000 and accretion of put options totaling $656,500.

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

Dividend Rate and Payment Dates. Dividends on the Series B Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series B Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.067 per share each month, which is equivalent to the annual rate of 8% of the $10.00 liquidation preference per share; provided that upon an event of default (generally defined as the Company’s failure to pay dividends when due or to redeem shares when requested by a holder), such amount shall be increased to $0.083 per month, which is equivalent to the annual rate of 10% of the $10.00 liquidation preference per share. During the three months ended March 31, 2021 and 2020, the Company paid dividends of $129,409 and $92,996, respectively.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

(UNAUDITED)

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series B Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series B Preferred Stock at a call price equal to $15.00, or 150% of the original issue price of the Series B Preferred Stock, and correspondingly, each holder of shares of Series B Preferred Stock shall have a right to put the shares of Series B Preferred Stock held by such holder back to the Company at a put price equal to $15.00, or 150% of the original issue purchase price of such shares. During the three months ended March 31, 2021 and 2020, the Company recorded a put option value accretion of $185,839 and $127,368, respectively.

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

No Conversion Right. The Series B Preferred Stock is not convertible into shares of Common Stock.

On November 1, 2019, the Company launched an offering under Regulation A of Section 3(6) of the Securities Act of 1933, as, amended, for Tier 2 offerings, pursuant to which the Company offered up to 1,000,000 shares of Series B Preferred Stock at an offering price of $10.00 per share, for a maximum offering amount of $10,000,000. In addition, the Company offered bonus shares to early investors in this offering, whereby the first 400 investors received, in addition to Series B Preferred Stock, 100 shares of Common Stock, regardless of the amount invested, for a total of 40,000 shares of Common Stock. This offering terminated on March 30, 2021.

During the three months ended March 31, 2021, the Company sold an aggregate of 116,097 shares of Series B Preferred Stock for total gross proceeds of $1,160,970. After deducting a placement fee and other expenses, the Company received net proceeds of $1,079,702. During the three months ended March 31, 2020, the Company sold an aggregate of 115,235 shares of Series B Preferred Stock for total gross proceeds of $1,152,350. After deducting a placement fee and other expenses, the Company received net proceeds of $1,071,686.

As of March 31, 2021, there were 757,351 shares of Series B Preferred Stock issued and outstanding. As of March 31, 2021, the Series B Preferred Stock balance was made up of Series B Preferred Stock, net of commissions, totaling $7,185,717 and accretion of put options totaling $779,683. As of December 31, 2020, the Series B Preferred Stock balance was made up of Series B Preferred Stock, net of commissions, totaling $6,096,855 and accretion of put options totaling $595,221.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of Common Stock, par value $0.01 per share. As of March 31, 2021 there were 12,403,680 shares of Common Stock issued and outstanding.

Stock Issued for Cash

During the three months ended March 31, 2021 and 2020, the Company issued 5,100 and 6,000 shares of Common Stock, respectively, to early investors in the Regulation A offering, valued at $1,377 and $1,620, respectively.

Equity Incentive Plan

In December 2017, the Board of Directors, with the approval of a majority of the stockholders of the Company, adopted the Manufactured Housing Properties Inc. Stock Compensation Plan (the “Plan”) which is administered by the Compensation Committee. As of March 31, 2021 there were 706,175 shares granted and 293,825 shares remaining available under the Plan.

The Company has issued options to directors and officers under the Plan. One third of the options vest immediately, and two thirds vest in equal annual installments over a two-year period. The Company issued 50,000 options in January 2021. The Company recorded stock option expense of $646 and $539 during the three months ended March 31, 2021 and 2020, respectively.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

(UNAUDITED)

The following table summarizes the stock options outstanding as of March 31, 2021:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2020	656,175	$0.03	7.7
Granted	50,000	0.27	9.7
Exercised	-	-	-
Forfeited / cancelled / expired	-	-	-
Outstanding at March 31, 2021	706,175	$0.08	7.3

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options holders exercised their options on March 31, 2021. As of March 31, 2021, there were 706,175 “in-the-money” options with an aggregate intrinsic value of $1,554,527.

The following table summarizes information concerning options outstanding as of March 31, 2021.

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price
$0.01	519,675	6.7	$0.01	519,675	$0.01
$0.27	136,500	8.7	$0.27	91,000	$0.27
$0.27	50,000	9.8	$0.27	16,667	$0.27

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

Stock option assumptions	March 31, 2021
Risk-free interest rate	0.13%
Expected dividend yield	0.00%
Expected volatility	298.73%
Expected life of options (in years)	7.5

NOTE 9 – RELATED PARTY TRANSACTIONS

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. In December 2020, the Company paid off the full balance. As of March 31, 2021, and December 31, 2020, the outstanding balance on this note was $0; however, the line of credit is still available to the Company

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

(UNAUDITED)

On May 8, 2017, the Company issued a promissory note to Metrolina in the principal amount of $3,000,000. The note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The note originally awarded Metrolina 455,000 shares of Common Stock as consideration, which resulted in making Metrolina a related party due to its significant ownership. During the year ended December 31, 2019, the Company paid off the entire balance on the note of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the Company’s Common Stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. The note gives Metrolina the right and option to purchase its pro rata share of debt or equity securities issued to maintain up to 10% equity interest in the Company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019. This note was to mature in May of 2023. In September 2020, the Company paid off the full balance and terminated the loan facility. As of March 31, 2021 and December 31, 2020, the balance on this note was $0. During the three months ended March 31, 2021 and 2020, the Company recorded interest expense related to the note totaling $0 and $36,028 respectively. The related party note was guaranteed by Mr. Gee, the Company’s Chief Executive Officer.

In August 2019, the Company entered into an office lease agreement with Gvest Real Estate Capital LLC for the lease of its offices. As of January 2021, the lease is $12,000 per month and is on a month-to-month term. Prior to that date, the lease was $4,000 per month. Total rent expense for the three months ended March 31, 2021 and 2020 was $36,000 and $12,000, respectively.

During the three months ended March 31, 2020, Mr. Gee, the Company’s Chief Executive Officer, received a $50,000 fee for his personal guarantee on a promissory note relating to a loan for one of the Company’s acquisitions.

NOTE 10 – SUBSEQUENT EVENTS

Designation of Series C Preferred Stock

On April 12, 2021, the Company filed a certificate of designation with the Nevada Secretary of State pursuant to which the Company designated 47,000 shares of its preferred stock as Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”). The Company filed this designation in anticipation of the launching of a new offering under Regulation A of Section 3(6) of the Securities Act of 1933, as amended, for Tier 2 offerings, pursuant to which the Company plans to offer up to 47,000 shares of Series C Preferred Stock at an offering price of $1,000 per share for a maximum offering amount of $47 million. The Company has filed an offering statement on Form 1-A in connection with this offering; however, the offering statement has not yet been qualified by the Securities and Exchange Commission and the offering has not yet launched.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

(UNAUDITED)

The Series C Preferred Stock has the following voting powers, designations, preferences and relative rights, qualifications, limitations or restrictions:

Ranking. The Series C Preferred Stock ranks, as to dividend rights and rights upon liquidation, dissolution, or winding up, senior to the Common Stock and pari passu with the Series A Preferred Stock and Series B Preferred Stock.

Stated Value. Each share of Series C Preferred Stock has an initial stated value of $1,000, subject to appropriate adjustment in relation to certain events, such as recapitalizations, stock dividends, stock splits, stock combinations, reclassifications or similar events affecting the Series C Preferred Stock. The stated value shall automatically increase one time by ten percent (10%) on the fifth (5th) anniversary of the date of issuance of the first share of Series C Preferred Stock.

Dividend Rate and Payment Dates. Dividends on the Series C Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series C Preferred Stock are entitled to receive cumulative monthly cash dividends at a per annum rate of 7% of the stated value (or $5.83 per share each month based on the initial stated value). Dividends on each share begin accruing on, and are cumulative from, the date of issuance and regardless of whether the board of directors declares and pays such dividends. Dividends on shares of Series C Preferred Stock will continue to accrue even if any agreements prohibit the current payment of dividends or the Company does do not have earnings.

Liquidation Preference. Upon a liquidation, dissolution or winding up of the Company, holders of shares of Series C Preferred Stock are entitled to receive, before any payment or distribution is made to the holders of Common Stock and on a pari passu basis with holders of Series A Preferred Stock and Series B Preferred Stock, a liquidation preference equal to the stated value per share, plus accrued but unpaid dividends thereon.

Redemption Request at the Option of a Holder. Once per calendar quarter, a holder will have the opportunity to request that the Company redeem that holder’s Series C Preferred Stock. The board of directors may, however, suspend cash redemptions at any time in its discretion if it determines that it would not be in the best interests of the Company to effectuate cash redemptions at a given time because the Company does not have sufficient cash, including because the board believes that cash on hand should be utilized for other business purposes. Redemptions will be limited to four percent (4%) of the total outstanding Series C Preferred Stock per quarter and any redemptions in excess of such limit or to the extent suspended, shall be redeemed in subsequent quarters on a first come, first served, basis. The Company will redeem shares at a redemption price equal to the stated value of such redeemed shares, plus any accrued but unpaid dividends thereon, less the applicable redemption fee (if any). As a percentage of the aggregate redemption price of a holder’s shares to be redeemed, the redemption fee shall be:

●	11% if the redemption is requested on or before the first anniversary of the original issuance of such shares;

●	8% if the redemption is requested after the first anniversary and on or before the second anniversary of the original issuance of such shares;

●	5% if the redemption is requested after the second anniversary and on or before the third anniversary of the original issuance of such shares; and

●	after the third anniversary of the date of original issuance of shares to be redeemed, no redemption fee shall be subtracted from the redemption price.

Optional Redemption by the Company. The Company has the right (but not the obligation) to redeem shares of Series C Preferred Stock at a redemption price equal to the stated value of such redeemed shares, plus any accrued but unpaid dividends thereon; provided, however, that if the Company redeems any shares of Series C Preferred Stock prior to the fifth (5th) anniversary of their issuance, then the redemption price shall include a premium equal to ten percent (10%) of the stated value.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

(UNAUDITED)

Mandatory Redemption by the Company. The Company is required to redeem all outstanding shares of Series C Preferred Stock on the tenth (10th) anniversary of the date of issuance of the first share of Series C Preferred Stock at a redemption price equal to the stated value of such redeemed shares, plus any accrued but unpaid dividends thereon.

Optional Repurchase Upon Death, Disability or Bankruptcy of a Holder. Subject to certain restrictions and conditions, the Company will also repurchase shares of Series C Preferred Stock of a holder who is a natural person (including an individual beneﬁcial holder who holds shares through a custodian or nominee, such as a broker-dealer) upon his or her death, total disability or bankruptcy, within sixty (60) days of the Company’s receipt of a written request from the holder or the holder’s estate at a repurchase price equal to the stated value, plus accrued and unpaid dividends thereon. A “total disability” means a determination by a physician approved by us that a holder, who was gainfully employed and working at least forty (40) hours per week as of the date on which his or her shares were purchased, has been unable to work forty (40) or more hours per week for at least twenty-four (24) consecutive months.

Restrictions on Redemption and Repurchase. The Company is not obligated to redeem or repurchase shares of Series C Preferred Stock if the Company is restricted by applicable law or its articles of incorporation from making such redemption or repurchase or to the extent any such redemption or repurchase would cause or constitute a default under any borrowing agreements to which the Company or any of its subsidiaries are a party or otherwise bound. In addition, the Company has no obligation to redeem shares in connection with a redemption request made by a holder if the Company determines, as of the redemption date, that it does not have sufficient funds available to fund that redemption. In this regard, the Company will have complete discretion under the certiﬁcate of designation for the Series C Preferred Stock to determine whether the Company is in possession of “sufficient funds” to fund a redemption request. To the extent the Company is unable to complete redemptions it may have earlier agreed to make, the Company will complete those redemptions promptly after it becomes able to do so, with all such deferred redemptions being satisﬁed on a first come, first served, basis.

Voting Rights. The Series C Preferred Stock has no voting rights relative to matters submitted to a vote of stockholders (other than as required by law). However, the Company may not, without the affirmative vote or written consent of the holders of a majority of the then issued and outstanding Series C Preferred Stock: (i) amend or waive any provision of the certificate of designation or otherwise take any action that modifies any powers, rights, preferences, privileges or restrictions of the Series C Preferred Stock (other than an amendment solely for the purpose of changing the number of shares of Series C Preferred Stock designated for issuance as provided in the certificate of designation); (ii) authorize, create or issue shares of any class of stock having rights, preferences or privileges as to dividends or distributions upon a liquidation that are superior to the Series C Preferred Stock; or (iii) amend the articles of incorporation in a manner that adversely and materially affects the rights of the Series C Preferred Stock.

No Conversion Right. The Series C Preferred Stock is not convertible into shares of Common Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “our” and the “Company” refer to Manufactured Housing Properties Inc., a Nevada corporation, and its consolidated subsidiaries and VIEs.

Special Note Regarding Forward Looking Statements

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

As of March 31, 2021, we owned and operated the following manufactured housing properties:

●	Pecan Grove – a 81 lot, all-age community situated on 10.71 acres and located in Charlotte, North Carolina.

●	Azalea Hills – a 41 lot, all-age community situated on 7.46 acres and located in Gastonia, North Carolina, a suburb of Charlotte, North Carolina.

●	Holly Faye – a 35 lot all-age community situated on 8.01 acres and located in Gastonia, North Carolina, a suburb of Charlotte North Carolina.

●	Lakeview – a 84 lot all-age community situated on 17.26 acres in Spartanburg, South Carolina.

●	Chatham Pines – a 49 lot all-age community situated on 23.57 acres and located in Chapel Hill, North Carolina.

●	Maple Hills – a 73 lot all-age community situated on 21.20 acres and located in Mills River, North Carolina, which is part of the Asheville, North Carolina, Metropolitan Statistical Area.

●	Hunt Club Forest – a 78 lot all-age community situated on 13.02 acres and located in the Columbia, South Carolina metro area.

●	B&D – a 95 lot all-age community situated on 17.75 acres and located in Chester, South Carolina.

●	Crestview – a 113 lot all-age community situated on 17.1 acres and located in the Ashville, NC MSA, North Carolina, Metropolitan Statistical Area.

●	Spring Lake – three all-age communities with 226 lots situated on 72.7 acres and located in Warner Robins, Georgia.

●	ARC – five all-age communities with 187 lots situated on 39.34 acres and located in Lexington, South Carolina.

●	Countryside – a 109 lot all-age community situated on 35 acres and located in Lancaster, North Carolina.

●	Evergreen – a 64 lot all-age community situated on 28.4 acres and located in Dandridge, Tennessee.

●	Golden Isles – a 118 lot all-age community situated on 16.76 acres and located in Brunswick, Georgia.

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

Recent Developments

Impact of Coronavirus Pandemic

In December 2020, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. On March 11, 2020, the World Health Organization declared the outbreak a pandemic, and on March 13, 2020, the United States declared a national emergency.

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

If the current pace of the pandemic does not continue to slow and the spread of the virus is not contained, our business operations could be further delayed or interrupted. We expect that government and health authorities may announce new or extend existing restrictions, which could require us to make further adjustments to our operations in order to comply with any such restrictions. The duration of any business disruption cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs.

The extent to which the pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report, including new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Purchase of Golden Isles Mobile Home Community

On June 8, 2020, MHP Pursuits, LLC, a wholly-owned subsidiary of the Company, entered into a purchase and sale agreement (the “Trans Villa Purchase Agreement”) with William Howard O’Quinn and Mary W. O’Quinn for the asset purchase of a manufactured housing community known as Trans Villa Mobile Home Park located in Brunswick, Georgia and consisting of 118 sites on approximately 17 acres for a total purchase price of $2,325,000.

The Company formed a wholly owned subsidiary Golden Isles MHP, LLC on March 16, 2021. On March 24, 2021, MHP Pursuits, LLC assigned the Trans Villa Purchase Agreement to Golden Isle MHP, LLC in anticipation of the purchase of the land and to Gvest Finance, LLC in anticipation of the purchase of the homes. On March 31, 2021, closing of the Golden Isles Purchase Agreement was completed. Golden Isles MHP, LLC purchased the land and land improvements for $1,537,500 and Gvest Finance, LLC purchased the buildings for $787,500.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table sets forth key components of our results of operations during the three months ended March 31, 2021 and 2020, both in dollars and as a percentage of our revenues.

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$1,663,681	97.53%	$1,363,090	100.00%
Property sales	42,182	2.47%	-	0.00%
Total revenues	1,705,863	100.00%	1,363,090	100.00%
Community operating expenses
Repair and maintenance	107,796	6.32%	81,320	5.97%
Real estate taxes	142,395	8.35%	61,659	4.52%
Utilities	156,987	9.20%	159,004	11.66%
Insurance	27,788	1.63%	43,425	3.19%
General and administrative expense	145,008	8.50%	93,641	6.87%
Total community operating expenses	579,974	34.00%	439,049	32.21%
Corporate payroll and overhead	580,734	34.04%	439,856	32.27%
Depreciation and amortization expense	441,623	25.89%	399,337	29.30%
Interest expense	446,048	26.15%	443,464	32.53%
Refinancing costs	16,675	0.98%	-	0.00
Total expenses	2,065,054	121.06%	1,721,706	126.31%
Net loss	$(359,191)	(21.06)%	$(358,616)	(26.31)%
Variable interest entity share of net income (loss)	55,085	3.23%	(4,450)	(0.33)%
Net loss attributable to our company	(414,276)	(24.29)%	(354,166)	(25.98)%
Preferred stock dividends and put option value accretion	529,540	30.96%	432,989	31.77%
Net loss attributable to common stockholders	$(943,816)	(55.25)%	$(787,155)	(57.75)%

Revenues. For the three months ended March 31, 2021, we had total revenues of $1,705,863, as compared to $1,363,090 for the three months ended March 31, 2020, an increase of $342,773, or 25.15%. The increase in revenues between the periods was primarily due to a complete quarter of rental income, $206,745, from Evergreen and Countryside manufactured housing communities that were purchased in March of 2020 and property sales in 2021 of $42,182. The remaining increase was due to occupancy and rental rate increases.

Community Operating Expenses. For the three months ended March 31, 2021, we had total community operating expenses of $579,974, as compared to $439,048 for the three months ended March 31, 2020, an increase of $140,926, or 32.1%. This increase was largely driven by an increase in real estate taxes, specifically mobile home property taxes for tax year 2020 that were expensed during the three months ended March 31, 2021 and a complete quarter of property tax accrual for the two communities we acquired in Q1 2020.

Corporate Payroll and Overhead Expenses. For the three months ended March 31, 2021, we had corporate payroll and overhead expenses of $580,734, as compared to $439,856 for the three months ended March 31, 2020, an increase of $140,878, or 32.03%. Such increase was primarily due to additional corporate personnel to support our growth and higher accounting fees related to offerings.

Depreciation and Amortization Expense. For the three months ended March 31, 2021, we had depreciation and amortization expense of $441,623, as compared to $399,337 for the three months ended March 31, 2020, an increase of $42,286 or 10.6%. The increase was primarily due to a complete quarter of depreciation expense on two communities acquired in March 2020.

Interest Expense. For the three months ended March 31, 2021, we had interest expense of $446,048, as compared to $443,464 for the three months ended March 31, 2020, an increase of $2,584, or 0.6%. The decrease was primarily related the payoff and termination of our related party line of credit and the refinancing of four manufactured housing communities subsequent to the three months ended March 31, 2020.

Net Loss. The factors described above resulted in a net loss of $359,191 for the three months ended March 31, 2021, as compared to $358,616 for the three months ended March 31, 2020, an increase of $575, or 0.2%.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $3,299,950, including restricted cash of $371,892. In addition to cash generated through operations, we use a variety of sources to fund our cash needs, including acquisitions. We intend to continue to increase our real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. Our ability to continue acquiring communities are dependent on our ability to raise capital. There is no guarantee that any of these additional opportunities will materialize or that we will be able to take advantage of such opportunities. The growth of our real estate portfolio depends on the availability of suitable properties which meet our investment criteria and appropriate financing.

We will require additional funding to finance the growth of our current and expected future operations as well as to achieve its strategic objectives. We believe that our current available cash along with anticipated revenues will be sufficient to meet our cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$946,181	$215,883
Net cash used in investing activities	(307,994)	(1,164,317)
Net cash provided by (used in) financing activities	672,896	(449,296)
Net increase (decrease) in cash and cash equivalents	1,311,091	(1,397,730)
Cash and cash equivalents at beginning of period	1,988,857	4,147,411
Cash and cash equivalent at end of period	$3,299,948	$2,749,681

Net cash provided by operating activities was $946,181 for the three months ended March 31, 2021, as compared to $215,883 net cash provided by operating activities for the three months ended March 31, 2020. For the three months ended March 31, 2021, the net loss of $359,191, offset by depreciation in the amount of $441,623 and an increase in accrued liabilities in the amount of $1,162,968 due to accruing for real estate taxes and the acquisition of Golden Isles, a decrease in accounts payable in the amount of $706,920, and an increase in other assets in the amount of $257,635 were the primary drivers of the net cash provided by operating activities. For the three months ended March 31, 2020, the net loss of $358,616, offset by depreciation and amortization in the amount of $399,337, an increase in accounts payable in the amount of $47,244, an increase in other assets in the amount of $143,364 due to lender’s escrowed funds that was released back to us upon the completion of certain capital improvement projects, and a decrease in accrued expenses in the amount of $31,306, were the primary drivers of the net cash provided by operating activities.

Net cash used in investing activities was $307,994 for the three months ended March 31, 2021, as compared to $1,164,317 for the three months ended March 31, 2020. Net cash used in investing activities for the three months ended March 31, 2021 consisted of capital improvements in the amount of $307,994. Net cash used in investing activities for the three months ended March 31, 2020 consisted of the purchase of two manufactured housing communities in the amount of $5,310,768, out of which $4,150,000 was financed with notes payable, and capital improvements in the amount of $176,317.

Net cash provided by financing activities was $672,904 for the three months ended March 31, 2021, as compared to $449,296 net cash used in financing activities for the three months ended March 31, 2020. For the three months ended March 31, 2021, net cash used in financing activities consisted primarily of preferred share dividends of $225,576 and payment of mortgage costs recorded as debt discount of $121,375, offset by proceeds from issuance of preferred stock of $1,087,485. For the three months ended March 31, 2020, net cash used in financing activities consisted of repayment of related party notes payable of $913,500, fees in connection with preferred stock issuance of $80,664, preferred share dividends of $187,496, repayment of notes payable $138,858, payment of mortgage costs recorded as debt discount of $172,768, and repayment of related party note of $108,360, offset by proceeds from issuance of preferred stock of $1,152,350.

Regulation A Offering

On November 1, 2019, we launched an offering under Regulation A of Section 3(6) of the Securities Act for Tier 2 offerings, pursuant to which we offered up to 1,000,000 shares of Series B Preferred Stock at an offering price of $10.00 per share, for a maximum offering amount of $10,000,000. In addition, we ffered bonus shares to early investors in this offering, whereby the first 400 investors received, in addition to Series B Preferred Stock, 100 shares of Common Stock, regardless of the amount invested, for a total of 40,000 shares of Common Stock.

This offering terminated on March 30, 2021. In total, we sold an aggregate of 757,351 shares of Series B Preferred Stock for total gross proceeds of $7,573,510. After deducting a placement fee and other expenses, we received net proceeds of $7,043,364.

Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities. These promissory notes range from 3.3% to 5.9% with 5 to 30 years principal amortization. Two of the promissory notes had initial 12 month, and three promissory notes had an initial 24 month, 60 month, and 180 month period on interest only payments, respectively. The promissory notes are secured by the real estate assets and $26,890,911 for twelve loans were guaranteed by Raymond M. Gee, the Company’s chairman, chief executive officer and owner of the principal stockholder of the Company.

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

As of March 31, 2021, the outstanding balance on these notes was $33,762,069. The following are the terms of these notes:

	Maturity Date	Interest Rate	Balance 03/31/21	Balance 12/31/20
Pecan Grove MHP LLC	02/22/29	5.250%	3,020,326	3,037,625
Azalea MHP LLC	03/01/29	5.400%	805,522	810,741
Holly Faye MHP LLC	03/01/29	5.400%	579,825	579,825
Chatham MHP LLC	04/01/24	5.875%	1,726,018	1,734,828
Lakeview MHP LLC	03/01/29	5.400%	1,825,387	1,832,264
B&D MHP LLC	05/02/29	5.500%	1,808,447	1,818,303
Hunt Club MHP LLC	01/01/33	3.430%	2,433,291	2,445,011
Crestview MHP LLC	12/31/30	5.500%	4,777,517	4,800,000
Maple Hills MHP LLC	12/01/30	5.125%	2,388,758	2,400,000
Springlake MHP LLC	11/14/22	3.310%	4,000,000	4,000,000
ARC MHP LLC	01/01/30	5.500%	3,866,819	3,885,328
Countryside MHP LLC	03/20/50	5.500%	1,700,000	1,700,000
Evergreen MHP LLC	04/01/32	3.990%	1,130,366	1,135,502
Golden Isles MHP LLC	03/31/26	4.000%	787,500	-
PPP Loan	05/01/22	1.000%	139,300	139,300
Gvest B&D	05/01/24	5.000%	685,493	694,640
Gvest Countryside	03/20/50	5.500%	1,300,000	1,300,000
Gvest Golden Isles	03/31/36	4.000%	787,500	-
Totals note payables			33,762,069	32,313,367
Discount Direct Lender Fees			(1,127,324)	(1,096,629)
Total net of Discount			$32,634,745	$31,216,738

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

On December 24, 2020 the lender agreed to advance $3,348,967 to the Company. The lender agreed to increase this amount to $3,422,260 offset with payments made by the company of $5,215 during the three months ending March 31, 2021, of which $1,550,000 was due from the lender as of the balance sheet date. As of March 31, 2021 and December 31, 2020, discount direct lender fees were $131,433 and $134,051.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our unaudited condensed consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that involve significant judgment and potentially could result in materially different results under different assumptions and conditions. Management believes the following critical accounting policies are affected by our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements.

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

Variable Interest Entities. In December 2020, we sold 305 park owned homes in four communities to Gvest Finance LLC, a company owned and controlled by our parent company, Gvest Real Estate Capital LLC, an entity whose sole owner is Raymond M. Gee, our chairman and chief executive officer, and to its wholly owned subsidiary Gvest Homes I LLC, for a total of $4,648,967. We also executed a management agreement with these entities to manage the homes while remitting to our company all income, less any sums paid out for debt service plus 5% of the debt service payment. Primarily due to our common ownership by Mr. Gee, our power to direct the activities of these entities that most significantly impact their economic performance, and the fact that our company has the obligation to absorb losses or the right to receive benefits from these entities that could potentially be significant to these entities, Gvest Finance LLC and Gvest Homes I LLC are considered to be VIEs in accordance with applicable GAAP. A company with interests in a VIE must consolidate the entity if the company is deemed to be the primary beneficiary of the VIE; that is, if it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Such a determination requires management to evaluate circumstances and relationships that may be difficult to understand and to make a significant judgment, and to repeat the evaluation at each subsequent reporting date. In accordance with applicable GAAP, because of the common ownership among the entities, the consolidation of the VIEs have been accounted for retrospectively as of the beginning of the first period presented in the unaudited condensed consolidated financial statements.

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

Impairment Policy. The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the three months ended March 31, 2021 and 2020.

Stock-Based Compensation. All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. The Company recorded stock option expense of $646 and $539 during the three months ended March 31, 2021 and 2020, respectively.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2021. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and further referenced below, which we are still in the process of remediating as of March 31, 2021, our disclosure controls and procedures were not effective.

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021, our management identified the following material weaknesses:

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

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable, but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weaknesses that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

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

During the three months ended March 31, 2021, the Company hired a new vice president of finance who assists with the functions of the accounting department. This hire has led to more segregation of duties and levels of review in our day to day accounting functions, reporting, and closing procedures which historically have been material weaknesses for the Company in internal controls.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the three months ended March 31, 2021 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three months ended March 31, 2021, we did not repurchase any shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal year 2021 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed on April 19, 2018)
3.2	Certificate of Designation of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 2.2 to the Offering Statement on Form 1-A filed on May 9, 2020)
3.3	Certificate of Designation of Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 5, 2020)
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on April 19, 2018)
10.1*	Purchase and Sale Agreement, dated June 8, 2020, between William Howard O’Quinn and Mary W. O’Quinn and MHP Pursuits LLC
10.2*	Assignment of Purchase and Sale Agreement, dated March 31, 2021, among MHP Pursuits LLC, Golden Isles MHP LLC and Gvest Finance LLC
10.3*	Promissory Note issued by Golden Isles MHP LLC to William Howard O’Quinn and Mary W. O’Quinn on March 31, 2021
10.4*	Promissory Note issued by Gvest Finance LLC to William Howard O’Quinn on March 31, 2021
10.5*	Purchase and Sale Agreement, dated February 11, 2021, between Gilmer andn Sons Mobile Home Sales and Rentals, Inc. and MHP Pursuits LLC
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2021	MANUFACTURED HOUSING PROPERTIES INC.

/s/ Raymond M. Gee
Name: Raymond M. Gee
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Michael Z. Anise
Name: Michael Z. Anise
Title: President and Chief Financial Officer
(Principal Financial and Accounting Officer)

32