Form 10-Q
period 2021-06-30
MANUFACTURED HOUSING PROPERTIES INC.
filed 2021-08-12
CIK 1277998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

As of August 11, 2021, there were 12,403,680 common shares of the registrant issued and outstanding.

Manufactured Housing Properties Inc.

Quarterly Report on Form 10-Q

Period Ended June 30, 2021

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MANUFACTURED HOUSING PROPERTIES INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

	June 30, 2021	December 31, 2020
Assets	(unaudited)
Investment Property
Land	$12,343,818	$11,293,818
Site and Land Improvements	21,580,874	20,924,112
Buildings and Improvements	9,586,461	8,026,993
Total Investment Property	43,511,153	40,244,923
Accumulated Depreciation	(3,681,148)	(2,779,201)
Net Investment Property	39,830,005	37,465,722
Cash and Cash Equivalents, including restricted cash of $404,793 and $339,152, respectively	2,109,804	1,988,857
Accounts Receivable, net	57,540	46,952
Other Assets	2,275,871	2,895,221
Total Assets	$44,273,220	$42,396,752

Liabilities
Accounts Payable	$277,797	$236,992
Notes Payable, net of $1,101,337 and $1,096,629 debt discount, respectively	32,691,140	31,216,738
Line of Credit – Variable Interest Entity, net of $128,063 and $134,051 debt discount, respectively	3,274,973	3,214,916
Accrued Liabilities	274,674	237,442
Tenant Security Deposits	404,793	339,152
Series C Redeemable Preferred Stock, par value $0.01 per share; 47,000 and 0 shares authorized and 0 shares outstanding as of June 30, 2021 and December 31, 2020	-	-
Total Liabilities	36,923,377	35,245,240

Commitments and Contingencies (See note 7)

Redeemable Preferred Stock – subject to redemption
Series A Cumulative Redeemable Convertible Preferred Stock, par value $0.01 per share; 4,000,000 shares authorized; 1,890,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020; redemption value $7,087,500	5,617,750	5,381,500
Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized; 758,551 and 641,254 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; redemption value $11,378,265 and $9,618,810 as of June 30, 2021 and December 31, 2020	8,150,086	6,692,076

Deficit
Common Stock, par value $0.01 per share; 200,000,000 shares authorized; 12,403,680 and 12,398,580 shares are issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	124,067	124,016
Additional Paid in Capital	(2,083,142)	(1,052,611)
Accumulated Deficit	(5,044,928)	(4,443,675)
Total Manufactured Housing Properties Inc. Deficit	(7,004,003)	(5,372,270)
Non-controlling interest in Variable Interest Entity	586,010	450,206
Total Deficit	(6,417,993)	(4,922,064)
TOTAL LIABILITIES AND DEFICIT	$44,273,220	$42,396,752

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020(a)	2021	2020(a)
Revenue
Rental and related income	$1,776,377	$1,578,845	$3,440,058	$2,941,935
Property sales	23,061	-	65,244	-
Total revenues	1,799,438	1,578,845	3,505,302	2,941,935

Community operating expenses
Repair and maintenance	115,394	86,840	223,190	168,160
Real estate taxes	56,846	110,140	199,240	171,799
Utilities	142,325	116,601	299,312	275,605
Insurance	40,609	47,875	68,397	91,300
General and administrative expense	159,112	163,322	304,122	256,963
Total community operating expenses	514,286	524,778	1,094,261	963,827

Corporate payroll and overhead	583,733	331,505	1,164,467	771,361
Depreciation expense	462,042	447,732	903,665	812,447
Interest expense	447,306	516,719	893,354	994,805
Refinancing costs	-	-	16,675	-

Total expenses	2,007,367	1,820,734	4,072,422	3,542,440
Other income	139,300	-	139,300	-
Loss before provision for income taxes	(68,629)	(241,889)	(427,820)	(600,505)
Provision for income taxes	-	-	-	-
Net Loss	$(68,629)	$(241,889)	$(427,820)	$(600,505)

Net income (loss) attributable to non-controlling interest Variable interest entity share of net income	118,348	4,773	173,433	322
Net loss attributable to Manufactured Housing Properties, Inc.	(186,977)	(246,662)	(601,253)	(600,827)
Preferred stock dividends and put option value accretion
Series A preferred dividends	91,000	97,720	187,167	192,220
Series A preferred put option value accretion	118,125	118,125	236,250	236,250
Series B preferred dividends	146,322	102,879	275,731	195,875
Series B preferred put option value accretion	184,687	170,659	370,526	298,027
Total preferred stock dividends and put option value accretion	540,134	489,383	1,069,674	922,372
Net loss attributable to common stockholders	$(727,111)	$(736,045)	$(1,670,927)	$(1,523,199)

Weighted average shares - basic and fully diluted	12,923,355	12,376,289	12,921,463	12,356,184

Net loss per share – basic and fully diluted	$(0.06)	$(0.06)	$(0.13)	$(0.12)

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL MANUFACTURED HOUSING PROPERTIES	NON CONTROLLING
	SHARES	PAR VALUE	CAPITAL	DEFICIT	INC.	INTEREST	DEFICIT

Balance at January 1, 2020 (as revised) (a)	12,336,080	$123,361	$759,849	$(3,840,085)	$(2,956,875)	$25,707	$(2,931,168)
Stock option expense	-	-	539	-	539	-	539
Common Stock issuance to preferred share holders	6,000	60	1,560	-	1,620	-	1,620
Preferred shares Series A put option value accretion	-	-	(118,125)	-	(118,125)	-	(118,125)
Preferred shares Series A dividends	-	-	(94,500)	-	(94,500)	-	(94,500)
Preferred shares Series B put option value accretion	-	-	(127,368)	-	(127,368)	-	(127,368)
Preferred shares Series B dividends	-	-	(92,996)	-	(92,996)	-	(92,996)
Net Loss	-	-	-	(354,166)	(354,166)	(4,450)	(358,616)
Balance at March 31, 2020 (as revised) (a)	12,342,080	$123,421	$328,959	$(4,194,251)	$(3,741,871)	$21,257	$(3,720,614)
Stock option expense	-	-	539	-	539	-	539
Common Stock issuance to preferred share holders	2,100	21	546	-	567	-	567
Common Stock issuance to board of directors	50,000	500	32,000	-	32,500	-	32,500
Preferred shares Series A put option value accretion	-	-	(118,125)	-	(118,125)	-	(118,125)
Preferred shares Series A dividends	-	-	(97,720)	-	(97,720)	-	(97,720)
Preferred shares Series B put option value accretion	-	-	(170,659)	-	(170,659)	-	(170,659)
Preferred shares Series B dividends	-	-	(102,879)	-	(102,879)	-	(102,879)
Net Income (Loss)	-	-	-	(246,662)	(246,662)	4,773	(241,889)
Balance at June 30, 2020 (as revised) (a)	12,394,180	$123,942	$(127,339)	$(4,440,913)	$(4,444,310)	$26,030	$(4,418,280)

Balance at January 1, 2021 (as revised)	12,398,580	$124,016	$(1,052,611)	$(4,443,675)	$(5,372,270)	$450,206	$(4,922,064)
Stock option expense	-	-	646	-	646	-	646
Common Stock issuance to preferred share holders	5,100	51	1,326	-	1,377	-	1,377
Preferred shares Series A put option value accretion	-	-	(118,125)	-	(118,125)	-	(118,125)
Preferred shares Series A dividends	-	-	(96,167)	-	(96,167)	-	(96,167)
Preferred shares Series B put option value accretion	-	-	(185,839)	-	(185,839)	-	(185,839)
Preferred shares Series B dividends	-	-	(129,409)	-	(129,409)	-	(129,409)
Contributions	-	-	-	-	-	12,371	12,371
Distributions	-	-	-	-	-	(20,000)	(20,000)
Net Income (Loss)	-	-	-	(414,276)	(414,276)	55,085	(359,191)
Balance at March 31, 2021	12,403,680	$124,067	$(1,580,179)	$(4,857,951)	$(6,314,063)	$497,662	$(5,816,401)
Stock option expense	-	-	37,171	-	37,171	-	37,171
Preferred shares Series A put option value accretion	-	-	(118,125)	-	(118,125)	-	(118,125)
Preferred shares Series A dividends	-	-	(91,000)	-	(91,000)	-	(91,000)
Preferred shares Series B put option value accretion	-	-	(184,687)	-	(184,687)	-	(184,687)
Preferred shares Series B dividends	-	-	(146,322)	-	(146,322)	-	(146,322)
Distributions	-	-	-	-	-	(30,000)	(30,000)
Net Income (Loss)	-	-	-	(186,977)	(186,977)	118,348	(68,629)
Balance at June 30, 2021	12,403,680	$124,067	$(2,083,142)	$(5,044,928)	$(7,004,003)	$586,010	$(6,417,993)

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	June 30, 2021	June 30, 2020 (a)
Cash Flows from Operating Activities:
Net Loss	$(427,820)	$(600,505)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts	-	3,802
Stock option expense	37,817	1,078
Stock compensation expense	-	32,500
Amortization of debt discount	79,835	67,087
Write off mortgage cost	56,691	-
Gain on debt extinguishment	(139,300)	-
Depreciation	903,665	812,447
Changes in operating assets and liabilities:
Accounts receivable	(10,588)	(24,546)
Other assets	691,910	245,980
Accounts payable	42,181	(11,221)
Tenant security deposits	65,641	35,853
Accrued liabilities	37,232	125,308
Net Cash Provided by Operating Activities	1,337,264	687,783
Cash Flows from Investing Activities:
Capital Improvements	(632,525)	(490,007)
Purchases of investment properties	(750,000)	(988,000)
Net Cash Used in Investing Activities	(1,382,525)	(1,478,007)
Cash Flows from Financing Activities:
Repayment of note payable – line of credit related party	-	(913,500)
Proceeds from note payables	-	418,134
Repayment of notes payable	(292,698)	(541,195)
Proceeds from issuance of common stock	-	2,187
Proceeds from issuance of preferred stock	1,087,485	1,555,733
Repayment of note payable - related party	-	(176,845)
Payment of mortgage costs recorded as debt discount	(128,052)	(315,387)
Preferred shares dividends	(462,898)	(388,095)
Contribution	12,371	-
Distribution	(50,000)	-
Net Cash Provided by (Used in) Financing Activities	166,208	(358,968)
Net change in cash, cash equivalents and restricted cash	120,947	(1,149,192)
Cash, cash equivalents and restricted cash at beginning of the period	1,988,857	4,147,411
Cash, cash equivalents and restricted cash at end of the period	$2,109,804	$2,998,219
Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$1,705,011	$2,646,331
Restricted cash	404,793	351,888
Total	$2,109,804	$2,998,219
Cash, cash equivalents and restricted cash consist of the following:
Beginning of period
Cash and cash equivalents	$1,649,705	$3,830,376
Restricted cash	339,152	316,035
Total	$1,988,857	$4,146,411
Cash paid for:
Income Taxes	$-	$-
Interest	$804,511	$843,134
Non-Cash Investing and Financing Activities
Notes related to acquisitions	$1,885,423	$4,150,000
Non-cash Preferred stock accretion	$606,776	$534,277
Stock issued in connection with Series B Preferred Stock issuance	$1,377	$-
Non-cash purchase of homes	$310,423	$-

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The December 31, 2020 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2021. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

The Company’s formation of all subsidiaries and date of consolidation are as follows:

Name of Subsidiary	State of Formation	Date of Formation	Ownership
Pecan Grove MHP LLC	North Carolina	October 12, 2016	100%
Azalea MHP LLC	North Carolina	October 25, 2017	100%
Holly Faye MHP LLC	North Carolina	October 25, 2017	100%
Chatham Pines MHP LLC	North Carolina	October 31, 2017	100%
Maple Hills MHP LLC	North Carolina	October 31, 2017	100%
Lakeview MHP LLC	South Carolina	November 1, 2017	100%
MHP Pursuits LLC	North Carolina	January 31, 2019	100%
Mobile Home Rentals LLC	North Carolina	September 30, 2016	100%
Hunt Club MHP LLC	South Carolina	March 8, 2019	100%
B&D MHP LLC	South Carolina	April 4, 2019	100%
Crestview MHP LLC	North Carolina	June 28, 2019	100%
Springlake MHP LLC	Georgia	October 10, 2019	100%
ARC MHP LLC	South Carolina	November 13, 2019	100%
Countryside MHP LLC	South Carolina	March 12, 2020	100%
Evergreen MHP LLC	Tennessee	March 17, 2020	100%
Golden Isles MHP LLC	Georgia	March 16, 2021	100%
Anderson MHP LLC*	South Carolina	June 2, 2021	100%
Gvest Finance LLC	North Carolina	December 11, 2018	VIE
Gvest Homes I LLC	Delaware	November 9, 2020	VIE
Gvest Anderson Homes LLC*	Delaware	June 22, 2021	VIE

*During the three and six months ended June 30, 2021, there was no activity in Anderson MHP LLC and Gvest Anderson Homes LLC.

All intercompany transactions and balances have been eliminated in consolidation.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Variable Interest Entities

In December 2020, the Company sold 305 park owned homes in four communities to Gvest Finance LLC, a company owned and controlled by the Company’s parent company, Gvest Real Estate Capital LLC, an entity whose sole owner is Raymond M. Gee, the Company’s chairman and chief executive officer, and to its wholly owned subsidiary Gvest Homes I LLC, for a total of $4,648,967. The Company also executed a management agreement with these entities to manage the homes while remitting to the Company all income, less expenses plus 5% of the debt service payment. During the six months ended June 30, 2021, Gvest Finance LLC formed a new wholly owned subsidiary, Gvest Anderson Homes LLC, to which the same management agreement described above applies. Primarily due to the Company’s common ownership by Mr. Gee, its power to direct the activities of these entities that most significantly impact their economic performance, and the fact that the Company has the obligation to absorb losses or the right to receive benefits from these entities that could potentially be significant to these entities, Gvest Finance LLC, Gvest Homes I LLC and Gvest Anderson Homes LLC are considered to be VIEs in accordance applicable GAAP. A company with interests in a VIE must consolidate the entity if the company is deemed to be the primary beneficiary of the VIE; that is, if it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Such a determination requires management to evaluate circumstances and relationships that may be difficult to understand and to make a significant judgment, and to repeat the evaluation at each subsequent reporting date. In accordance with applicable GAAP, because of the common ownership among the entities, the consolidation of the VIEs have been accounted for retrospectively as of the beginning of the first period presented in the unaudited condensed consolidated financial statements. Gvest Anderson Homes LLC had no activity during the three and six months ended June 30, 2021.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, including vested stock options during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. For the six months ended June 30, 2021, the potentially dilutive penny options for the purchase of 519,675 shares of common stock were included in basic loss per share. Total dilutive securities outstanding as of June 30, 2021 and 2020 totaled 186,500 and 136,500 stock options, respectively, 1,890,000 convertible Preferred Series A shares which are convertible into common shares at $2.50 per share for a total of 756,000, which are not included in dilutive loss per share as the effect would be anti-dilutive.

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

Investment Property and Equipment and Depreciation

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

Impairment Policy

The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the six months ended June 30, 2021 and 2020.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash balances at banks and deposits at times may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially secure and, accordingly, minimal credit risk exists. At June 30, 2021 and December 31, 2020, the Company had approximately $492,000 and $641,000 above the FDIC-insured limit, respectively, including restricted cash held for tenant security deposits of $404,793 and $339,152, respectively.

Stock Based Compensation

All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. The Company recorded stock option expense of $37,817 and $1,078 during the six months ended June 30, 2021 and 2020, respectively.

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

Reclassifications

Certain amounts in the prior period presentation have been reclassified to conform with the current presentation. For the six months ended June 30, 2020, the Company reclassed approximately $18,000 from general and administrative expense to corporate payroll and overhead and $89,000 from amortization expense to interest expense on the condensed consolidated statements of operations. For the three months ended June 30, 2020, the Company reclassed approximately $99,000 from corporate payroll and overhead to general and administrative expense and $56,000 from amortization expense to interest expense on the condensed consolidated statements of operations.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

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

The Company recognizes interest and penalties, if any, with income tax expense in the accompanying consolidated statement of operations. As of June 30, 2021, and December 31, 2020, there were no such accrued interest or penalties.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

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

NOTE 2 – RETROSPECTIVE APPLICATION OF CONSOLIDATION

The Company consolidates the accounts of Gvest Finance LLC and Gvest Homes I LLC. In accordance with applicable GAAP, due to common ownership among the entities, the consolidation has been accounted for retrospectively as of the beginning of the first period presented in the consolidated financial statements. The balances reported for the three and six months ended June 30, 2020 on the condensed consolidated statement of operations, statement of deficit, and statements of cash flows have been adjusted accordingly.

NOTE 3 – VARIABLE INTEREST ENTITIES

The Company consolidates the accounts of Gvest Finance LLC and Gvest Homes I LLC and will continue to do so until they are no longer considered VIEs. During the six months ended June 30, 2021, Gvest Finance LLC formed a wholly-owned subsidiary Gvest Anderson Homes LLC. Gvest Anderson Homes LLC had no activity during the three and six months ended June 30, 2021. Included in the unaudited condensed consolidated results of operations for the three months ended June 30, 2021 and 2020 were $118,348 and $4,773 net operating income, respectively. Included in the unaudited condensed consolidated results of operations for the six months ended June 30, 2021 and 2020 were $173,433 and $322 net operating income, respectively. The consolidated balance sheets as of June 30, 2021 and December 31, 2020 included the following amounts related to the consolidated VIEs.

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Investment Property	$7,521,169	$6,036,057
Accumulated Depreciation	(535,356)	(387,780)
Net Investment Property	6,985,813	5,648,277
Cash and Cash Equivalents	475,172	9,234
Accounts Receivable, net	16,734	3,506
Other Assets	1,363,576	14,652
Total Assets	$8,841,295	$5,675,669

Liabilities and Deficit
Accounts Payable	$57,643	$4,969
Notes Payable, net of $7,610 and $0 debt discount	3,067,674	1,994,640
Line of Credit, net of $128,063 and $134,051 debt discount	3,274,973	3,214,916
Accrued Liabilities*	1,854,995	9,439
Tenant Security Deposits	-	1,499
Total Liabilities	8,255,285	5,225,463

Non-Controlling interest	586,010	450,206
Total Non-controlling interest in variable interest entity equity	586,010	450,206

*	Included in accrued liabilities is an intercompany balance of $1,785,888 and $0 as of June 30, 2021 and December 31, 2020, respectively. The intercompany balances have been eliminated on the consolidated balance sheet.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

NOTE 4 – INVESTMENT PROPERTY

The following table summarizes the Company’s property and equipment balances are generally used to depreciate the assets on a straight-line basis:

	June 30, 2021 (Unaudited)	December 31, 2020
Investment Property
Land	$12,343,818	$11,293,818
Site and Land Improvements	21,580,874	20,924,112
Buildings and Improvements	9,586,461	8,026,993
Total Investment Property	43,511,153	40,244,923
Less: accumulated depreciation	(3,681,148)	(2,779,201)
Net Investment Property	$39,830,005	$37,465,722

Depreciation expense totaled $462,042 and $447,732 for the three months ended June 30, 2021 and 2020, respectively, and $903,665 and $812,447 for the six months ended June 30, 2021 and 2020, respectively.

During the six months ended June 30, 2021, the Company acquired one manufactured housing community in Brunswick, Georgia and accounted for it as an asset acquisition. The Company acquired two manufactured housing communities in Lancaster, South Carolina and Morristown, Tennessee and accounted for them as asset acquisitions during the six months ended June 30, 2020 (See note 5).

NOTE 5 – ACQUISITIONS AND DISPOSALS

The Company completed one acquisition during the six months ended June 30, 2021. This was an asset acquisition from a third party and has been accounted for as asset acquisition. The acquisition date estimated fair value was determined by a third party appraisal. The buildings and certain improvements referenced in the table below were acquired by the Company’s VIEs: Gvest Finance LLC and Gvest Homes I LLC and are included in consolidation.

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

Butternut Sale

In December 2020, the Company sold the Butternut manufactured housing community for a total sale price of $2,100,000. The cost net of accumulated depreciation of the community at the time of the sale was $1,338,022. The Company wrote off mortgage costs of $109,529 which is included in refinancing costs on the consolidated statement of operations. The Company recognized a gain on the sale of the property of $761,978 during the year ended December 31, 2020.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Pro-forma Financial Information

The following unaudited pro-forma information presents the combined results of operations for the six months ended June 30, 2020 as if the acquisitions of the Countryside and Evergreen and the disposition of the Butternut manufactured housing communities had been completed on January 1, 2020. Pro-forma financial information for 2021 is not included in the table below, because the Company determined that the Golden Isles acquisition was not a significant acquisition.

	Six months ended June 30, 2020 Consolidated	Acquisitions/ Disposition	Six months ended June 30, 2020 Pro Forma
Total revenue	$2,941,935	9,167	2,951,102
Total expenses	1,735,188	(24,741)	1,710,447
Depreciation expense	812,447	(3,503)	808,944
Interest expense	994,805	4,641	999,446
Net income (loss)	$(600,505)	32,770	(567,735)
Net income attributable to non-controlling interest	322	-	322
Net loss attributable to Manufactured Housing Properties, Inc	$(600,827)	32,770	(568,057)
Preferred stock dividends / accretion	922,372	-	922,372
Net income (loss)	$(1,523,199)	32,770	(1,490,429)
Net loss per share	$(0.12)		(0.12)

	Three months ended June 30, 2020 Consolidated	Acquisitions/ Disposition	Three months ended June 30, 2020 Pro Forma
Total revenue	$1,578,845	(76,918)	1,501,927
Total expenses	856,283	(37,967)	818,316
Depreciation expense	447,732	(27,826)	419,906
Interest expense	516,719	(20,560)	496,159
Net income (loss)	$(214,889)	9,435	(232,454)
Net income attributable to non-controlling interest	4,773	-	4,773
Net loss attributable to Manufactured Housing Properties, Inc	(246,662)	9,435	(237,227)
Preferred stock dividends / accretion	489,383	-	489,383
Net income (loss)	$(736,045)	9,435	(726,610)
Net loss per share	$(0.06)		(0.06)

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

NOTE 6 – PROMISSORY NOTES

Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities. These promissory notes range from 3.3% to 6.6% with 5 to 30 years principal amortization. Two of the promissory notes had initial 12 month, and three promissory notes had an initial 24 month, 60 month, and 180 month period on interest only payments, respectively. The promissory notes are secured by the real estate assets and $26,681,689 for thirteen loans were guaranteed by Raymond M. Gee, the Company’s chairman, chief executive officer and owner of the principal stockholder of the Company.

On May 1, 2020, the Company received a $139,300 Paycheck Protection Program (the “PPP”) loan from the United States Small Business Administration (the “SBA”) under provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP loan contains events of default and other provisions customary for a loan of this type. The PPP provides that the loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company used the proceeds from the PPP loan for qualifying expenses and applied for forgiveness of the PPP loan in accordance with the terms of the CARES Act. The loan was forgiven by the SBA on June 7, 2021.

As of June 30, 2021, the outstanding balance on these notes was $33,792,477. The following are the terms of these notes:

	Maturity Date	Interest Rate	Balance 06/30/21	Balance 12/31/20
Pecan Grove MHP LLC	02/22/29	5.250%	3,003,672	3,037,625
Azalea MHP LLC	03/01/29	5.400%	800,646	810,741
Holly Faye MHP LLC	03/01/29	5.400%	579,825	579,825
Chatham MHP LLC	04/01/24	5.875%	1,717,078	1,734,828
Lakeview MHP LLC	03/01/29	5.400%	1,818,962	1,832,264
B&D MHP LLC	05/02/29	5.500%	1,799,003	1,818,303
Hunt Club MHP LLC	01/01/33	3.430%	2,421,704	2,445,011
Crestview MHP LLC	12/31/30	5.500%	4,746,248	4,800,000
Maple Hills MHP LLC	12/01/30	5.125%	2,373,124	2,400,000
Springlake MHP LLC	11/14/22	3.310%	4,000,000	4,000,000
ARC MHP LLC	01/01/30	5.500%	3,848,054	3,885,328
Countryside MHP LLC	03/20/50	5.500%	1,696,079	1,700,000
Evergreen MHP LLC	04/01/32	3.990%	1,125,298	1,135,502
Golden Isles MHP LLC	03/31/26	4.000%	787,500	-
PPP Loan	05/01/22	1.000%	-	139,300
Gvest B&D	05/01/24	5.000%	676,231	694,640
Gvest Countryside	03/20/50	5.500%	1,297,002	1,300,000
Gvest Golden Isles	03/31/36	4.000%	787,500	-
Gvest Springlake	04/01/36	6.620%	314,551	-
Total note payables			33,792,477	32,313,367
Discount Direct Lender Fees			(1,101,337)	(1,096,629)
Total net of Discount			$32,691,140	$31,216,738

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Revolving Promissory Note

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. In December 2020, we paid off the full balance. As of June 30, 2021 and December 31, 2020, the outstanding balance on this note was $0; however, the line of credit is still available to the Company.

Line of Credit – Occupied Home Facility

On December 24, 2020, Gvest Homes I LLC entered into a loan agreement with a lender for a commitment amount of up to $20,000,0000 provided that only up to $8,500,000 is to be used for used homes. The agreement requires the maintenance of certain financial ratios and other affirmative and negative covenants.

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

On December 24, 2020 the lender agreed to advance $3,348,967 to the Company. The lender agreed to increase this amount to $3,422,260 offset with payments made by the Company of $19,224 during the six months ended June 30, 2021, of which $1,350,000 was due from the lender as of the balance sheet date. As of June 30, 2021 and December 31, 2020, discount direct lender fees were $128,063 and $134,051, respectively.

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable at June 30, 2021 by fiscal year were:

2021	366,977
2022	4,761,378
2023	807,860
2024	2,965,424
2025	805,794
Thereafter	27,488,080
Total minimum principal payments	$37,195,513

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

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

Ranking. The Series A Preferred Stock ranks, as to dividend rights and rights upon our liquidation, dissolution, or winding up, senior to Common Stock and pari passu with Series B Preferred Stock and Series C Preferred Stock. The terms of the Series A Preferred Stock will not limit the Company’s ability to (i) incur indebtedness or (ii) issue additional equity securities that are equal or junior in rank to the shares of Series A Preferred Stock as to distribution rights and rights upon liquidation, dissolution or winding up.

Dividend Rate and Payment Dates. Dividends on the Series A Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series A Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.017 per share each month, which is equivalent to the rate of 8% of the $2.50 liquidation preference per share. Dividends on shares of Series A Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the six months ended June 30, 2021 and 2020, the Company paid dividends of $187,167 and $192,220, respectively.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series A Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series A Preferred Stock at a call price equal to $3.75, or 150% of the original issue price of the Series A Preferred Stock, and correspondingly, each holder of shares of Series A Preferred Stock shall have a right to put the shares of Series A Preferred Stock held by such holder back to us at a put price equal to $3.75, or 150% of the original issue purchase price of such shares. During the six months ended June 30, 2021 and 2020, the Company recorded a put option value accretion of $236,250.

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

As of June 30, 2021, there were 1,890,000 shares of Series A Preferred Stock issued and outstanding. As of June 30, 2021, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,725,000 and accretion of put options totaling $892,750. As of December 31, 2020, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,725,000 and accretion of put options totaling $656,500.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

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

Ranking. The Series B Preferred Stock ranks, as to dividend rights and rights upon our liquidation, dissolution, or winding up, senior to Common Stock and pari passu with Series A Preferred Stock and Series C Preferred Stock. The terms of the Series B Preferred Stock do not limit the Company’s ability to (i) incur indebtedness or (ii) issue additional equity securities that are equal or junior in rank to the shares of Series B Preferred Stock as to distribution rights and rights upon liquidation, dissolution or winding up.

Dividend Rate and Payment Dates. Dividends on the Series B Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series B Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.067 per share each month, which is equivalent to the annual rate of 8% of the $10.00 liquidation preference per share; provided that upon an event of default (generally defined as the Company’s failure to pay dividends when due or to redeem shares when requested by a holder), such amount shall be increased to $0.083 per month, which is equivalent to the annual rate of 10% of the $10.00 liquidation preference per share. During the six months ended June 30, 2021 and 2020, the Company paid dividends of $275,731 and $195,875, respectively.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series B Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series B Preferred Stock at a call price equal to $15.00, or 150% of the original issue price of the Series B Preferred Stock, and correspondingly, each holder of shares of Series B Preferred Stock shall have a right to put the shares of Series B Preferred Stock held by such holder back to the Company at a put price equal to $15.00, or 150% of the original issue purchase price of such shares. During the six months ended June 30, 2021 and 2020, the Company recorded a put option value accretion of $370,526 and $298,027, respectively.

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

No Conversion Right. The Series B Preferred Stock is not convertible into shares of Common Stock.

On November 1, 2019, the Company launched an offering under Regulation A of Section 3(6) of the Securities Act of 1933, as, amended, for Tier 2 offerings, pursuant to which the Company is offering up to 1,000,000 shares of Series B Preferred Stock at an offering price of $10.00 per share, for a maximum offering amount of $10,000,000. In addition, the Company is offering bonus shares to early investors in this offering, whereby the first 400 investors will receive, in addition to Series B Preferred Stock, 100 shares of Common Stock, regardless of the amount invested, for a total of 40,000 shares of Common Stock. This offering terminated on March 30, 2021.During the six months ended June 30, 2021, the Company sold an aggregate of 117,297 shares of Series B Preferred Stock for total gross proceeds of $1,172,970. After deducting a placement fee and other expenses, the Company received net proceeds of $1,087,485. During the six months ended June 30, 2020, the Company sold an aggregate of 167,283 shares of Series B Preferred Stock for total gross proceeds of $1,672,830.

As of June 30, 2021, there were 758,551 shares of Series B Preferred Stock issued and outstanding. As of June 30, 2021, the Series B Preferred Stock balance was made up of Series B Preferred Stock, net of commissions, totaling $7,185,716 and accretion of put options totaling $964,370. As of December 31, 2020, the Series B Preferred Stock balance was made up of Series B Preferred Stock, net of commissions, totaling $6,096,855 and accretion of put options totaling $595,221.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Series C Preferred Stock

On May 24, 2021, the Company filed an amended and restated certificate of designation with the Nevada Secretary of State pursuant to which the Company designated 47,000 shares of its preferred stock as Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”). The Company filed this designation in anticipation of the launching of a new offering under Regulation A of Section 3(6) of the Securities Act of 1933, as amended, for Tier 2 offerings, pursuant to which the Company plans to offer up to 47,000 shares of Series C Preferred Stock at an offering price of $1,000 per share for a maximum offering amount of $47 million. The offering was qualified by the SEC and launched in June 2021. The Company has not issued any Series C Preferred shares as of June 30, 2021.

The Series C Preferred Stock has the following voting powers, designations, preferences and relative rights, qualifications, limitations or restrictions:

Ranking. The Series C Preferred Stock ranks, as to dividend rights and rights upon liquidation, dissolution, or winding up, senior to Common Stock and pari passu with Series A Preferred Stock and Series B Preferred Stock. The terms of the Series C Preferred Stock do not limit the Company’s ability to (i) incur indebtedness or (ii) issue additional equity securities that are equal or junior in rank to the shares of Series C Preferred Stock as to distribution rights and rights upon liquidation, dissolution or winding up.

Stated Value. Each share of Series C Preferred Stock has an initial stated value of $1,000, subject to appropriate adjustment in relation to certain events, such as recapitalizations, stock dividends, stock splits, stock combinations, reclassifications or similar events affecting the Series C Preferred Stock.

Dividend Rate and Payment Dates. Dividends on the Series C Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series C Preferred Stock are entitled to receive cumulative monthly cash dividends at a per annum rate of 7% of the stated value (or $5.83 per share each month based on the initial stated value). Dividends on each share begin accruing on, and are cumulative from, the date of issuance and regardless of whether the board of directors declares and pays such dividends. Dividends on shares of Series C Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings.

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

Redemption Request at the Option of a Holder. Once per calendar quarter, a holder will have the opportunity to request that the Company redeem that holder’s Series C Preferred Stock. The board of directors may, however, suspend cash redemptions at any time in its discretion if it determines that it would not be in the best interests of the Company to effectuate cash redemptions at a given time because the Company does not have sufficient cash, including because the board believes that the Company’s cash on hand should be utilized for other business purposes. Redemptions will be limited to four percent (4%) of the total outstanding Series C Preferred Stock per quarter and any redemptions in excess of such limit or to the extent suspended, shall be redeemed in subsequent quarters on a first come, first served, basis. The Company will redeem shares at a redemption price equal to the stated value of such redeemed shares, plus any accrued but unpaid dividends thereon, less the applicable redemption fee (if any). As a percentage of the aggregate redemption price of a holder’s shares to be redeemed, the redemption fee shall be:

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Optional Redemption by the Company. The Company has the right (but not the obligation) to redeem shares of Series C Preferred Stock at a redemption price equal to the stated value of such redeemed shares, plus any accrued but unpaid dividends thereon; provided, however, that if the Company redeems any shares of Series C Preferred Stock prior to the fourth (4th) anniversary of their issuance, then the redemption price shall include a premium equal to ten percent (10%) of the stated value.

Mandatory Redemption by the Company. The Company must redeem the outstanding shares of Series C Preferred Stock on the fourth (4th) anniversary of their issuance at a redemption price equal to the stated value of such redeemed shares, plus any accrued but unpaid dividends thereon.

Voting Rights. The Series C Preferred Stock has no voting rights.

No Conversion Right. The Series C Preferred Stock is not convertible into shares of Common Stock.

In accordance with ASC 480-10, the Series C Preferred Stock is treated as a liability on the balance sheet because the Company has an unconditional obligation to redeem them.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of Common Stock, par value $0.01 per share. As of June 30, 2021 and December 31, 2020, there were 12,403,680 and 12,398,580 shares of Common Stock issued and outstanding, respectively.

Stock Issued for Service

In April 2020, the Company issued 50,000 shares of Common Stock to board members with a value of $32,500.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

Stock Issued for Cash

During the six months ended June 30, 2021 and 2020, the Company issued 5,100 and 8,100 shares of Common Stock, respectively, to early investors in the Company’s prior Regulation A offering for Series B Preferred Stock, valued at $1,377 and $2,187, respectively.

Equity Incentive Plan

In December 2017, the Board of Directors, with the approval of a majority of the stockholders of the Company, adopted the Manufactured Housing Properties Inc. Stock Compensation Plan (the “Plan”) which is administered by the Compensation Committee. As of June 30, 2021, there were 706,175 shares granted and 293,825 shares remaining available under the Plan.

The Company has issued options to directors and officers under the Plan. One third of the options vest immediately, and two thirds vest in equal annual installments over a two-year period. The Company issued 50,000 options in January 2021. The Company recorded stock option expense of $37,817 and $1,078 during the six months ended June 30, 2021 and 2020, respectively.

The following table summarizes the stock options outstanding as of June 30, 2021:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2020	656,175	$0.03	7.7
Granted	50,000	2.24	9.5
Exercised	-	-	-
Forfeited / cancelled / expired	-	-	-
Outstanding at June 30, 2021	706,175	$0.22	7.1

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options holders exercised their options on June 30, 2021. As of June 30, 2021, there were 706,175 “in-the-money” options with an aggregate intrinsic value of $2,062,973.

The following table summarizes information concerning options outstanding as of June 30, 2021.

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price
$0.01	519,675	6.5	$0.01	519,675	$0.01
$0.27	136,500	8.7	$0.27	91,000	$0.27
$0.27	50,000	9.5	$0.27	16,667	$0.27

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

Risk-free interest rate	0.26 - 1.40%
Expected dividend yield	0.00%
Expected volatility	16.03 - 273.98%
Expected life of options (in years)	6.5

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

NOTE 9 – RELATED PARTY TRANSACTIONS

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. In December 2020, the Company paid off the full balance. As of June 30, 2021 and December 31, 2020, the outstanding balance on this note was $0; however, the line of credit is still available to the Company.

On May 8, 2017, the Company issued a promissory note to Metrolina in the principal amount of $3,000,000. The note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The note originally awarded Metrolina 455,000 shares of Common Stock as consideration, which resulted in making Metrolina a related party due to its significant ownership. During the year ended December 31, 2019, the Company paid off the entire balance on the note of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the Company’s Common Stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. The note gives Metrolina the right and option to purchase its pro rata share of debt or equity securities issued to maintain up to 10% equity interest in the Company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019. This note was to mature in May of 2023. In September 2020, the Company paid off the full balance and terminated the loan facility. As of June 30, 2021 and December 31, 2020, the balance on this note was $0. During the six months ended June 30, 2021 and 2020, the Company recorded interest expense related to the note totaling $0 and $56,441 respectively, and $0 and $36,028 during the three months ended June 30, 2021 and 2020, respectively. The related party note was guaranteed by Mr. Gee, the Company’s Chief Executive Officer.

In August 2019, the Company entered into an office lease agreement with Gvest Real Estate Capital LLC for the lease of its offices. As of January 2021, the lease is $12,000 per month and is on a month-to-month term. Prior to that date, the lease was $4,000 per month. Total rent expense for the six months ended June 30, 2021 and 2020 was $72,000 and $24,000, respectively, and $36,000 and $12,000 for the three months ended June 30, 2021 and 2020, respectively.

During the six months ended June 30, 2020, Mr. Gee, the Company’s Chief Executive Officer, received a $50,000 fee for his personal guarantee on a promissory note relating to a loan for one of the Company’s acquisitions, and $70,000 fee for his personal guarantee on a promissory note relating to the refinance of our loans for Butternut MHP Land LLC.

NOTE 10 – SUBSEQUENT EVENTS

Series C Preferred Stock

In July 2021, the Company completed two closings of the Regulation A offering pursuant to which the Company sold an aggregate of 598 shares of Series C Preferred Stock to investors for total gross proceeds of $598,000. After deducting the broker dealer commission, escrow fee, and dealer manager fee, the Company received net proceeds of $553,635.

Anderson Acquisition

On February 11, 2021, MHP Pursuits LLC, a wholly owned subsidiary of the Company, entered into a purchase and sale agreement (the “Purchase Agreement”) with Gilmer and Sons Mobile Homes Sales and Rentals, Inc. for the purchase of ten manufactured housing communities located in Anderson County, South Carolina consisting of 179 sites on approximately 50 acres (the “Property”) for a total purchase price of $5,200,000. On July 16, 2021, MHP Pursuits LLC assigned the Purchase Agreement to the Company’s newly formed wholly owned subsidiary Anderson MHP LLC (“MHP Anderson”), pursuant to an assignment of purchase and sale agreement. On July 20, 2021, closing of the Purchase Agreement was completed and MHP Anderson purchased the land and land improvements and Gvest Anderson Homes LLC (“Gvest Anderson”), a wholly owned subsidiary of the Company’s variable interest entity, Gvest Finance LLC, purchased the buildings.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

(UNAUDITED)

In connection with the closing, on July 20, 2021, MHP Anderson entered into a loan agreement (the “Loan Agreement”) with Vanderbilt Mortgage and Finance, Inc. (the “Lender”) for a loan in the principal amount of $4,160,000 and MHP Anderson issued a promissory note to the Lender in the principal amount of $4,160,000 (the “Note”). The remainder of the purchase price, or $1,040,000, was paid in cash.

The Note bears interest at a rate of 5.21% per annum and matures on July 10, 2026. Payment for the first twenty-four (24) months of the term of the Note shall be interest-only based on the principal outstanding, days in the period, and daily interest rate. Thereafter, principal and interest, in the amount of $22,869 per month, shall be due and payable based on a thirty (30) year amortization schedule. MHP Anderson may prepay the Note in part or in full at any time if it pays a prepayment premium calculated in accordance with the Loan Agreement.

The Loan Agreement contains customary closing conditions, representations and warranties, financial and other covenants and events of default for a loan of this type.

The loan is secured by a mortgage and first priority security interest in the Property and its related assets pursuant to a mortgage, assignment of rents and leases, security agreement and fixture filing that MHP Anderson entered into with the Lender and a security agreement and assignment of rents that Gvest Anderson entered into with the Lender. The loan is guaranteed by Gvest Anderson and by Raymond M. Gee, the Company’s Chief Executive Officer.

Franklin/Granville Purchase and Sale Agreement

On July 1, 2021, MHP Pursuits LLC, a wholly owned subsidiary of the Company, entered into a purchase and sale agreement (the “Franklin/Granville Purchase Agreement”) with Truman Properties LLC, Birdsong Properties LLC, CCE Properties LLC, and Youngsville MHP LLC for the purchase of five manufactured housing communities located in Franklin and Granville Counties, North Carolina consisting of 137 sites on approximately 135 acres for a total purchase price of $7,450,000. As of August 12, 2021, closing of the Franklin/Granville Purchase Agreement has not occurred.

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

As of June 30, 2021, we owned and operated the following manufactured housing properties:

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

Anderson Acquisition

On July 20, 2021, we acquired ten manufactured housing communities located in Anderson County, South Carolina consisting of 179 sites on approximately 50 acres for a total purchase price of $5,200,000. Our newly formed wholly owned subsidiary Anderson MHP LLC (“MHP Anderson”) purchased the land and land improvements and Gvest Anderson Homes LLC (“Gvest Anderson”), a wholly owned subsidiary of our variable interest entity, Gvest Finance LLC, purchased the buildings.

In connection with the closing, on July 20, 2021, MHP Anderson entered into a loan agreement with Vanderbilt Mortgage and Finance, Inc. (the “Lender”) for a loan in the principal amount of $4,160,000 and MHP Anderson issued a promissory note to the Lender in the principal amount of $4,160,000. The remainder of the purchase price, or $1,040,000, was paid in cash.

The note bears interest at a rate of 5.21% per annum and matures on July 10, 2026. Payment for the first twenty-four (24) months of the term of the note shall be interest-only based on the principal outstanding, days in the period, and daily interest rate. Thereafter, principal and interest, in the amount of $22,869 per month, shall be due and payable based on a thirty (30) year amortization schedule. MHP Anderson may prepay the note in part or in full at any time if it pays a prepayment premium calculated in accordance with the loan agreement.

The loan agreement contains customary closing conditions, representations and warranties, financial and other covenants and events of default for a loan of this type. The loan is secured by a mortgage and first priority security interest in the property and its related assets pursuant to a mortgage, assignment of rents and leases, security agreement and fixture filing that MHP Anderson entered into with the Lender and a security agreement and assignment of rents that Gvest Anderson entered into with the Lender. The loan is guaranteed by Gvest Anderson and by Raymond M. Gee, our Chief Executive Officer.

Regulation A Offering

In June 2021, we launched a new offering under Regulation A of Section 3(6) of the Securities Act for Tier 2 offerings, pursuant to which we are offering up to 47,000 shares of Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) at an offering price of $1,000 per share for a maximum offering amount of $47 million. As of June 30, 2021, we had not completed any closings of this offering.

In July 2021, we completed two closings of the offering pursuant to which we sold an aggregate of 598 shares of Series C Preferred Stock to investors for total gross proceeds of $598,000. After deducting the broker dealer commission, escrow fee, and dealer manager fee, we received net proceeds of $553,635.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

The following table sets forth key components of our results of operations during the three months ended June 30, 2021 and 2020, both in dollars and as a percentage of our revenues.

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$1,776,377	98.72%	$1,578,845	100.00%
Property sales	23,061	1.28%	-	-
Total revenues	1,799,438	100.00%	1,578,845	100.00%
Community operating expenses
Repair and maintenance	115,394	6.41%	86,840	5.50%
Real estate taxes	56,846	3.16%	110,140	6.98%
Utilities	142,325	7.91%	116,601	7.39%
Insurance	40,609	2.26%	47,875	3.03%
General and administrative expense	159,112	8.84%	163,322	10.34%
Total community operating expenses	514,286	28.58%	524,778	33.24%
Corporate payroll and overhead	583,733	32.44%	331,505	21.00%
Depreciation expense	462,042	25.68%	447,732	28.36%
Interest expense	447,306	24.86%	516,719	32.73%
Total expenses	2,007,367	111.56%	1,820,734	115.33%
Other Income	139,300	7.74%	-	-
Net loss	$(68,629)	(3.82)%	$(241,889)	(15.33)%
Variable interest entity share of net income	118,348	6.58%	4,773	0.30%
Net loss attributable to our company	$(186,977)	(10.40)%	$(246,662)	(15.63)%
Preferred stock dividends and put option value accretion	540,134	30.02%	489,383	31.00%
Net loss attributable to common stockholders	$(727,111)	(40.42)%	$(736,045)	(46 .63)%

Revenues. For the three months ended June 30, 2021, we had total revenues of $1,799,438, as compared to $1,578,845 for the three months ended June 30, 2020, an increase of $220,593, or 13.97%. The increase in revenues between the periods was primarily due to property sales in 2021 of $23,061 and $78,818 of rental income from the Golden Isles property acquired on March 31, 2021. The remaining increase was due to occupancy and rental rate increases.

Community Operating Expenses. For the three months ended June 30, 2021, we had total community operating expenses of $514,286, as compared to $524,778 for the three months ended June 30, 2020, a decrease of $10,492, or 2.00%. This decrease was largely driven by lower professional fees due to less acquisition audits in 2021.

Corporate Payroll and Overhead Expenses. For the three months ended June 30, 2021, we had corporate payroll and overhead expenses of $583,733, as compared to $331,505 for the three months ended June 30, 2020, an increase of $252,228 or 76.09%. Such increase was primarily due to increased payroll by $145,352 from adding corporate personnel to support our growth, increased travel expenses by $28,060 with new hires commuting for two full quarters and travel to conferences in an effort to raise capital, and a $24,000 increase in rent expense for our corporate office.

Depreciation Expense. For the three months ended June 30, 2021, we had depreciation expense of $462,042, as compared to $447,732 for the three months ended June 30, 2020, an increase of $14,310, or 3.20%. The increase was primarily due to depreciation expense of $17,905 related to Golden Isles assets acquired on March 31, 2021.

Interest Expense. For the three months ended June 30, 2021, we had interest expense of $447,306, as compared to $516,719 for the three months ended June 30, 2020, a decrease of $69,413 or 13.43%. The decrease was primarily related the payoff and termination of our related party line of credit and the refinancing of three manufactured housing communities subsequent to the six months ended June 30, 2020.

Other Income. For the three months ended June 30, 2021, we had other income of $139,300 recognized upon the forgiveness of our Paycheck Protection Program loan by the Small Business Administration in June 2021 compared to $0 for the three months ended June 30, 2020.

Net Loss. The factors described above resulted in a net loss of $68,629 for the three months ended June 30, 2021, as compared to $241,889 for the three months ended June 30, 2020, a decrease of $173,260, or 71.63%.

Comparison of Six Months Ended June 30, 2021 and 2020

The following table sets forth key components of our results of operations during the six months ended June 30, 2021 and 2020, both in dollars and as a percentage of our revenues.

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$3,440,058	98.14%	$2,941,935	100.00%
Property sales	65,244	1.86%	-	-
Total revenues	3,505,302	100.00%	2,941,935	100.00%
Community operating expenses
Repair and maintenance	223,190	6.37%	168,160	5.72%
Real estate taxes	199,240	5.68%	171,799	5.84%
Utilities	299,312	8.54%	275,605	9.37%
Insurance	68,397	1.95%	91,300	3.10%
General and administrative expense	304,122	8.68%	256,963	8.73%
Total community operating expenses	1,094,261	31.22%	963,827	32.76%
Corporate payroll and overhead	1,164,467	33.22%	771,361	26.22%
Depreciation expense	903,665	25.78%	812,447	27,62%
Interest expense	893,354	25.49%	994,805	33.81%
Refinancing costs	16,675	0.48%	-	-
Total expenses	4,072,422	116.19%	3,542,440	120.41%
Other Income	139,300	3.97%	-	-
Net loss	$(427,820)	(12.22)%	$(600,505)	(20.41)%
Variable interest entity share of net income	173,433	4.95%	322	0.01%
Net loss attributable to our company	$(601,253)	(17.17)%	$(600,827)	(20.42)%
Preferred stock dividends and put option value accretion	1,069,674	30.52%	922,372	31.35%
Net loss attributable to common stockholders	$(1,670,927)	(47.69)%	$(1,523,199)	(51.77)%

Revenues. For the six months ended June 30, 2021, we had total revenues of $3,505,302, as compared to $2,941,935 for the six months ended June 30, 2020, an increase of $563,367, or 19.15%. The increase in revenues between the periods was primarily due to a complete quarter of rental income during the first quarter of 2021 of $233,186 from the Evergreen and Countryside manufactured housing communities that were purchased in March of 2020, property sales in 2021 of $65,244, $78,818 of rental income from the Golden Isles property acquired on March 31, 2021.. The remaining increase was due to occupancy and rental rate increases.

Community Operating Expenses. For the six months ended June 30, 2021, we had total community operating expenses of $1,094,261, as compared to $963,827 for the six months ended June 30, 2020, an increase of $130,434, or 13.53%. This increase was largely driven by an increase in repairs and maintenance expense of $55,030 as we stabilized newly acquired communities and an increase of $42,038 in payroll expense as we hired additional employees on-site at a few of the parks to support our growth and efficiency.

Corporate Payroll and Overhead Expenses. For the six months ended June 30, 2021, we had corporate payroll and overhead expenses of $1,164,467, as compared to $771,361 for the six months ended June 30, 2020, an increase of $393,106 or 50.96%. Such increase was primarily due to increased payroll by $246,155 from adding corporate personnel to support our growth, increased travel expenses by $24,718 with new hires commuting and travel to conferences in an effort to raise capital, and a $48,000 increase in rent expense for our corporate office.

Depreciation Expense. For the six months ended June 30, 2021, we had depreciation expense of $903,665, as compared to $812,447 for the six months ended June 30, 2020, an increase of $91,218, or 11.23%. The increase was primarily due to two complete quarters of depreciation expense for two communities acquired in March 2020 and depreciation expense of $17,905 related to Golden Isles assets acquired on March 31, 2021.

Interest Expense. For the six months ended June 30, 2021, we had interest expense of $893,354, as compared to $994,805 for the six months ended June 30, 2020, a decrease of $101,451 or 10.20%. The decrease was primarily related the payoff and termination of our related party line of credit and the refinancing of three manufactured housing communities subsequent to the six months ended June 30, 2020.

Other Income. For the six months ended June 30, 2021, we had other income of $139,300 recognized upon the forgiveness of our Paycheck Protection Program loan by the Small Business Administration in June 2021 compared to $0 for the six months ended June 30, 2020.

Net Loss. The factors described above resulted in a net loss of $427,820 for the six months ended June 30, 2021, as compared to $600,505 for the six months ended June 30, 2020, a decrease of $172,685, or 28.76%.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $2,109,804, including restricted cash of $404,793. In addition to cash generated through operations, we use a variety of sources to fund our cash needs, including acquisitions. We intend to continue to increase our real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. Our ability to continue acquiring communities are dependent on our ability to raise capital. There is no guarantee that any of these additional opportunities will materialize or that we will be able to take advantage of such opportunities. The growth of our real estate portfolio depends on the availability of suitable properties which meet our investment criteria and appropriate financing.

We will require additional funding to finance the growth of our current and expected future operations as well as to achieve its strategic objectives. We believe that our current available cash along with anticipated revenues will be sufficient to meet our cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$1,337,264	$687,783
Net cash used in investing activities	(1,382,525)	(1,478,007)
Net cash provided by (used in) financing activities	166,208	(358,968)
Net increase (decrease) in cash and cash equivalents	120,947	(1,149,192)
Cash and cash equivalents at beginning of period	1,988,857	4,147,411
Cash and cash equivalents at end of period	$2,109,804	$2,998,219

Net cash provided by operating activities was $1,337,264 for the six months ended June 30, 2021, as compared to $687,783 for the six months ended June 30, 2020. For the six months ended June 30, 2021, the net loss of $427,820, an decrease in other assets of $619,910, and debt extinguishment of $139,300, offset by depreciation in the amount of $903,665 and an increase in accrued liabilities of $37,232, were the primary drivers of the net cash provided by operating activities. For the six months ended June 30, 2020, the net loss of $600,505 offset by depreciation in the amount of $812,447, a decrease in other assets in the amount of $245,980 and an increase in accrued liabilities in the amount of $125,308 were the primary drivers of the net cash provided by operating activities.

Net cash used in investing activities was $1,382,525 for the six months ended June 30, 2021, as compared to $1,478,007 for the six months ended June 30, 2020. Net cash used in investing activities for the six months ended June 30, 2021 consisted of capital improvements of $632,525 and the purchase of investment properties of $750,000, while net cash used in investing activities for the six months ended June 30, 2020 consisted capital improvements in the amount of $490,007 and the purchase of investment properties in the amount of $988,000.

Net cash provided by financing activities was $166,208 for the six months ended June 30, 2021, as compared to $358,968 net cash used in financing activities for the six months ended June 30, 2020. For the six months ended June 30, 2021, net cash provided by financing activities consisted of proceeds from the issuance of preferred stock of $1,087,485, offset by preferred share dividends of $462,898, repayment of notes payable $292,698, and payment of mortgage costs recorded as debt discount of $128,052. For the six months ended June 30, 2020, net cash used in financing activities consisted of proceeds from the issuance of preferred stock in the amount of $1,555,733, proceeds from notes payable in the amount of $418,134, offset by repayment of related party line of credit in the amount of $913,500, repayment of notes payable in the amount of $514,195, preferred stock dividends in the amount of $388,095, capitalized financing costs of $315,387 and repayment of related party note payable of $176,845.

Prior Regulation A Offering

On November 1, 2019, we launched an offering under Regulation A of Section 3(6) of the Securities Act for Tier 2 offerings, pursuant to which we offered up to 1,000,000 shares of Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) at an offering price of $10.00 per share, for a maximum offering amount of $10,000,000. In addition, we offered bonus shares to early investors in this offering, whereby the first 400 investors received, in addition to Series B Preferred Stock, 100 shares of Common Stock, regardless of the amount invested, for a total of 40,000 shares of Common Stock. This offering terminated on March 30, 2021.

In total, we sold an aggregate of 758,551 shares of Series B Preferred Stock for total gross proceeds of $7,585,510. After deducting a placement fee and other expenses, we received net proceeds of $7,185,717.

Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities. These promissory notes range from 3.3% to 6.6% with 5 to 30 years principal amortization. Two of the promissory notes had initial 12 month, and three promissory notes had an initial 24 month, 60 month, and 180 month period on interest only payments, respectively. The promissory notes are secured by the real estate assets and $26,681,689 for thirteen loans were guaranteed by Raymond M. Gee, the Company’s chairman, chief executive officer and owner of the principal stockholder of the Company.

On May 1, 2020, the Company received a $139,300 Paycheck Protection Program (the “PPP”) loan from the United States Small Business Administration (the “SBA”) under provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP loan contains events of default and other provisions customary for a loan of this type. The PPP provides that the loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company used the proceeds from the PPP loan for qualifying expenses and applied for forgiveness of the PPP loan in accordance with the terms of the CARES Act. The loan was forgiven by the SBA on June 7, 2021.

As of June 30, 2021, the outstanding balance on these notes was $33,792,477. The following are the terms of these notes:

	Maturity Date	Interest Rate	Balance 06/30/21	Balance 12/31/20
Pecan Grove MHP LLC	02/22/29	5.250%	3,003,672	3,037,625
Azalea MHP LLC	03/01/29	5.400%	800,646	810,741
Holly Faye MHP LLC	03/01/29	5.400%	579,825	579,825
Chatham MHP LLC	04/01/24	5.875%	1,717,078	1,734,828
Lakeview MHP LLC	03/01/29	5.400%	1,818,962	1,832,264
B&D MHP LLC	05/02/29	5.500%	1,799,003	1,818,303
Hunt Club MHP LLC	01/01/33	3.430%	2,421,704	2,445,011
Crestview MHP LLC	12/31/30	5.500%	4,746,248	4,800,000
Maple Hills MHP LLC	12/01/30	5.125%	2,373,124	2,400,000
Springlake MHP LLC	11/14/22	3.310%	4,000,000	4,000,000
ARC MHP LLC	01/01/30	5.500%	3,848,054	3,885,328
Countryside MHP LLC	03/20/50	5.500%	1,696,079	1,700,000
Evergreen MHP LLC	04/01/32	3.990%	1,125,298	1,135,502
Golden Isles MHP LLC	03/31/26	4.000%	787,500	-
PPP Loan	05/01/22	1.000%	-	139,300
Gvest B&D	05/01/24	5.000%	676,231	694,640
Gvest Countryside	03/20/50	5.500%	1,297,002	1,300,000
Gvest Golden Isles	03/31/36	4.000%	787,500	-
Gvest Springlake	04/01/36	6.620%	314,551	-
Total note payables			33,792,477	32,313,367
Discount Direct Lender Fees			(1,101,337)	(1,096,629)
Total net of Discount			$32,691,140	$31,216,738

Revolving Promissory Note

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. In December 2020, we paid off the full balance. As of June 30, 2021 and December 31, 2020, the outstanding balance on this note was $0; however, the line of credit is still available to the Company.

Line of Credit – Occupied Home Facility

On December 24, 2020 Gvest Homes I LLC entered into a loan agreement with a lender for a commitment amount of up to $20,000,0000 provided that only up to $8,500,000 is to be used for used homes. The agreement requires the maintenance of certain financial ratios and other affirmative and negative covenants.

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

On December 24, 2020 the lender agreed to advance $3,348,967 to the Company. The lender agreed to increase this amount to $3,422,260 offset with payments made by the Company of $19,224 during the six months ended June 30, 2021, of which $1,350,000 was due from the lender as of the balance sheet date. As of June 30, 2021 and December 31, 2020, discount direct lender fees were $128,063 and $134,051, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements.

Critical Accounting Policies

See Note 1 in Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2021. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and further referenced below, which we are still in the process of remediating as of June 30, 2021, our disclosure controls and procedures were not effective.

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021, our management identified the following material weaknesses:

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

During the six months ended June 30, 2021, the Company hired a new vice president of finance who assists with the functions of the accounting department. This hire has led to more segregation of duties and levels of review in our day-to-day accounting functions, reporting, and closing procedures which historically have been material weaknesses for the Company in internal controls.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended June 30, 2021 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three months ended June 30, 2021, we did not repurchase any shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of fiscal year 2021 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed on April 19, 2018)
3.2	Certificate of Designation of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 2.2 to the Offering Statement on Form 1-A filed on May 9, 2019)
3.3	Certificate of Designation of Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 5, 2019)
3.4	Certificate of Designation of Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 2.4 to the Offering Statement on Form 1-A/A filed on May 26, 2021)
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on April 19, 2018)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2021	MANUFACTURED HOUSING PROPERTIES INC.

/s/ Raymond M. Gee
Name: Raymond M. Gee
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Michael Z. Anise
Name: Michael Z. Anise
Title: President and Chief Financial Officer
(Principal Financial and Accounting Officer)