Form 10-Q
period 2021-09-30
MANUFACTURED HOUSING PROPERTIES INC.
filed 2021-11-15
CIK 1277998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

As of November 12, 2021, there were 12,403,680 common shares of the registrant issued and outstanding.

Manufactured Housing Properties Inc.

Quarterly Report on Form 10-Q

Period Ended September 30, 2021

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MANUFACTURED HOUSING PROPERTIES INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Investment Property
Land	$15,293,818	$11,293,818
Site and Land Improvements	24,107,172	20,924,112
Buildings and Improvements	12,735,309	8,019,901
Construction in Process	1,897,258	7,092
Total Investment Property	54,033,557	40,244,923
Accumulated Depreciation and Amortization	(4,187,657)	(2,779,201)
Net Investment Property	49,845,900	37,465,722
Cash and Cash Equivalents, including restricted cash of $541,620 and $339,152, respectively	2,202,262	1,988,857
Accounts Receivable, net	104,235	46,952
Other Assets	1,708,716	2,895,221
Total Assets	$53,861,113	$42,396,752
Liabilities
Accounts Payable	$330,865	$236,992
Notes Payable, net of $1,588,591 and $1,096,629 debt discount, respectively	38,611,098	31,216,738
Lines of Credit – Variable Interest Entity, net of $124,693 and $134,051 debt discount, respectively	4,889,357	3,214,916
Accrued Liabilities	346,342	237,442
Tenant Security Deposits	541,620	339,152
Series C Redeemable Preferred Stock, par value $0.01 per share; 47,000 shares authorized, and 2,434 and 0 shares outstanding; redemption value $2,434,000 and $0 as of September 30, 2021 and December 31, 2020, respectively	2,181,823	-
Total Liabilities	46,901,105	35,245,240

Commitments and Contingencies (See note 7)
Redeemable Preferred Stock – subject to redemption
Series A Cumulative Redeemable Convertible Preferred Stock, par value $0.01 per share; 4,000,000 shares authorized; 1,886,000 and 1,890,000 shares issued and outstanding; redemption value $7,072,500 and $7,087,500 as of September 30, 2021 and December 31, 2020, respectively	5,723,896	5,381,500
Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized; 758,551 and 641,254 shares issued and outstanding; redemption value $11,378,265 and $9,618,810 as of September 30, 2021 and December 31, 2020, respectively	8,334,340	6,692,076
Deficit
Common Stock, par value $0.01 per share; 200,000,000 shares authorized; 12,403,680 and 12,398,580 shares are issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	124,067	124,016
Additional Paid in Capital	(2,640,506)	(1,052,611)
Accumulated Deficit	(4,621,293)	(4,443,675)
Total Manufactured Housing Properties Inc. Deficit	(7,137,732)	(5,372,270)
Non-controlling interest in Variable Interest Entity	39,504	450,206
Total Deficit	(7,098,228)	(4,922,064)
TOTAL LIABILITIES AND DEFICIT	$53,861,113	$42,396,752

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020(a)	2021	2020(a)
Revenue
Rental and related income	$2,250,169	$1,700,963	$5,690,227	$4,642,898
Property sales	9,000	-	74,244	-
Total revenues	2,259,169	1,700,963	5,764,471	4,642,898

Community operating expenses
Repair and maintenance	177,878	114,254	401,068	282,414
Real estate taxes	97,328	63,246	296,568	235,045
Utilities	189,022	153,850	488,334	429,455
Insurance	35,315	28,656	103,712	119,956
General and administrative expense	218,830	157,733	522,952	414,696
Total community operating expenses	718,373	517,739	1,812,634	1,481,566

Corporate payroll and overhead	580,109	310,136	1,744,576	1,081,496
Depreciation and amortization expense	507,493	447,266	1,411,158	1,259,713
Interest expense	546,065	440,997	1,439,419	1,435,802
Refinancing costs	-	-	16,675	-

Total expenses	2,352,040	1,716,138	6,424,462	5,258,577
Other income	-	-	139,300	-
Loss before provision for income taxes	(92,871)	(15,175)	(520,691)	(615,679)
Provision for income taxes	-	-	-	-
Net Loss	$(92,871)	$(15,175)	$(520,691)	$(615,679)

Net income (loss) attributable to non-controlling interest variable interest entity share of net income	(516,506)	41,649	(343,073)	41,972
Net income (loss) attributable to Manufactured Housing Properties, Inc.	423,635	(56,824)	(177,618)	(657,651)
Preferred stock dividends and put option value accretion
Series A preferred dividends	103,394	89,500	290,561	281,720
Series A preferred put option value accretion	118,146	118,125	354,396	354,375
Series B preferred dividends	151,786	114,413	427,517	310,288
Series B preferred put option value accretion	184,254	110,807	554,780	408,834
Total preferred stock dividends and put option value accretion	557,580	432,845	1,627,254	1,355,217
Net loss attributable to common stockholders	$(133,945)	$(489,669)	$(1,804,872)	$(2,012,868)

Weighted average shares - basic and fully diluted	12,923,355	12,395,376	12,921,485	12,369,344

Net loss per share – basic and fully diluted	$(0.01)	$(0.04)	$(0.14)	$(0.16)

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL MANUFACTURED HOUSING PROPERTIES	NON CONTROLLING
	SHARES	PAR VALUE	CAPITAL	DEFICIT	INC.	INTEREST	DEFICIT

Balance at January 1, 2020 (as revised) (a)	12,336,080	$123,361	$759,849	$(3,840,085)	$(2,956,875)	$25,707	$(2,931,168)
Stock option expense	-	-	539	-	539	-	539
Common Stock issuance to preferred share holders	6,000	60	1,560	-	1,620	-	1,620
Preferred shares Series A put option value accretion	-	-	(118,125)	-	(118,125)	-	(118,125)
Preferred shares Series A dividends	-	-	(94,500)	-	(94,500)	-	(94,500)
Preferred shares Series B put option value accretion	-	-	(127,368)	-	(127,368)	-	(127,368)
Preferred shares Series B dividends	-	-	(92,996)	-	(92,996)	-	(92,996)
Net Loss	-	-	-	(354,166)	(354,166)	(4,450)	(358,616)
Balance at March 31, 2020 (as revised) (a)	12,342,080	$123,421	$328,959	$(4,194,251)	$(3,741,871)	$21,257	$(3,720,614)
Stock option expense	-	-	539	-	539	-	539
Common Stock issuance to preferred share holders	2,100	21	546	-	567	-	567
Common Stock issuance to board of directors	50,000	500	32,000	-	32,500	-	32,500
Preferred shares Series A put option value accretion	-	-	(118,125)	-	(118,125)	-	(118,125)
Preferred shares Series A dividends	-	-	(97,720)	-	(97,720)	-	(97,720)
Preferred shares Series B put option value accretion	-	-	(170,659)	-	(170,659)	-	(170,659)
Preferred shares Series B dividends	-	-	(102,879)	-	(102,879)	-	(102,879)
Net Income (Loss)	-	-	-	(246,662)	(246,662)	4,773	(241,889)
Balance at June 30, 2020 (as revised) (a)	12,394,180	$123,942	$(127,339)	$(4,440,913)	$(4,444,310)	$26,030	$(4,418,280)
Stock option expense	-	-	646	-	646	-	646
Common Stock issuance to preferred share holders	3,000	30	780	-	810	-	810
Preferred shares Series A put option value accretion	-	-	(118,125)	-	(118,125)	-	(118,125)
Preferred shares Series A dividend	-	-	(89,500)	-	(89,500)	-	(89,500)
Preferred shares Series B put option value accretion	-	-	(110,807)	-	(110,807)	-	(110,807)
Preferred shares Series B dividends	-	-	(114,413)	-	(114,413)	-	(114,413)
Distributions	-	-	-	-	-	(27,376)	(27,376)
Net Income (Loss)	-	-	-	(56,824)	(56,824)	41,649	(15,175)
Balance at September 30, 2020 (as revised) (a)	12,397,180	123,972	(558,758)	(4,497,737)	(4,932,523)	40,303	(4,892,220)

Balance at January 1, 2021 (as revised)	12,398,580	$124,016	$(1,052,611)	$(4,443,675)	$(5,372,270)	$450,206	$(4,922,064)
Stock option expense	-	-	646	-	646	-	646
Common Stock issuance to preferred share holders	5,100	51	1,326	-	1,377	-	1,377
Preferred shares Series A put option value accretion	-	-	(118,125)	-	(118,125)	-	(118,125)
Preferred shares Series A dividends	-	-	(96,167)	-	(96,167)	-	(96,167)
Preferred shares Series B put option value accretion	-	-	(185,839)	-	(185,839)	-	(185,839)
Preferred shares Series B dividends	-	-	(129,409)	-	(129,409)	-	(129,409)
Contributions	-	-	-	-	-	12,371	12,371
Distributions	-	-	-	-	-	(20,000)	(20,000)
Net Income (Loss)	-	-	-	(414,276)	(414,276)	55,085	(359,191)
Balance at March 31, 2021	12,403,680	$124,067	$(1,580,179)	$(4,857,951)	$(6,314,063)	$497,662	$(5,816,401)
Stock option expense	-	-	37,171	-	37,171	-	37,171
Preferred shares Series A put option value accretion	-	-	(118,125)	-	(118,125)	-	(118,125)
Preferred shares Series A dividends	-	-	(91,000)	-	(91,000)	-	(91,000)
Preferred shares Series B put option value accretion	-	-	(184,687)	-	(184,687)	-	(184,687)
Preferred shares Series B dividends	-	-	(146,322)	-	(146,322)	-	(146,322)
Distributions	-	-	-	-	-	(30,000)	(30,000)
Net Income (Loss)	-	-	-	(186,977)	(186,977)	118,348	(68,629)
Balance at June 30, 2021	12,403,680	$124,067	$(2,083,142)	$(5,044,928)	$(7,004,003)	$586,010	$(6,417,993)

Stock option expense	-	-	216	-	216	-	216
Preferred shares Series A put option value accretion	-	-	(118,146)	-	(118,146)	-	(118,146)
Preferred shares Series A dividends	-	-	(103,394)	-	(103,394)	-	(103,394)
Preferred shares Series B put option value accretion	-	-	(184,254)	-	(184,254)	-	(184,254)
Preferred shares Series B dividends	-	-	(151,786)	-	(151,786)	-	(151,786)
Distributions	-	-	-	-	-	(30,000)	(30,000)
Net Income (Loss)	-	-	-	423,635	423,635	(516,506)	(92,871)
Balance at September 30, 2021	12,403,680	124,067	(2,640,506)	(4,621,293)	(7,137,732)	39,504	(7,098,228)

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	September 30, 2021	September 30, 2020 (a)
Cash Flows from Operating Activities:
Net Loss	$(520,691)	$(615,679)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts	-	3,802
Stock option expense	38,033	1,724
Stock compensation expense	-	32,500
Amortization of debt discount	140,423	117,604
Write off mortgage cost	56,691	-
Gain on debt extinguishment	(139,300)	-
Loss on disposal of homes	74,494
Depreciation and amortization	1,411,158	1,259,713
Changes in operating assets and liabilities:
Accounts receivable	(57,283)	(16,500)
Other assets	1,259,065	145,141
Accounts payable	95,250	(7,060)
Tenant security deposits	202,468	58,976
Accrued liabilities	108,900	37,363
Net Cash Provided by Operating Activities	2,669,208	1,017,584
Cash Flows from Investing Activities:
Capital Improvements	(1,243,161)	(964,528)
Purchases of investment properties	(2,390,000)	(1,001,000)
Net Cash Used in Investing Activities	(3,633,161)	(1,965,528)
Cash Flows from Financing Activities:
Repayment of note payable – line of credit related party	-	(1,730,000)
Proceeds from note payables	-	418,134
Repayment of notes payable	(458,844)	(679,233)
Proceeds from issuance of common stock	-	2,997
Proceeds from issuance of preferred stock	3,519,484	1,910,983
Redemption of Series A Preferred Stock	(10,000)	-
Repayment of note payable - related party	-	(192,326)
Payment of debt and Series C Preferred Stock costs recorded as debt discount	(927,191)	(238,224)
Payment of acquisition costs	(160,384)	-
Preferred shares dividends	(718,078)	(592,008)
Contribution	12,371	-
Distribution	(80,000)	-
Net Cash Provided by (Used in) Financing Activities	1,177,358	(1,099,677)
Net change in cash, cash equivalents and restricted cash	213,405	(2,047,621)
Cash, cash equivalents and restricted cash at beginning of the period	1,988,857	4,147,411
Cash, cash equivalents and restricted cash at end of the period	$2,202,262	$2,099,790
Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$1,660,642	$1,724,779
Restricted cash	541,620	375,011
Total	$2,202,262	$2,099,790
Cash, cash equivalents and restricted cash consist of the following:
Beginning of period
Cash and cash equivalents	$1,649,705	$3,826,454
Restricted cash	339,152	320,957
Total	$1,988,857	$4,147,411
Cash paid for:
Income Taxes	$-	$-
Interest	$1,249,612	$1,292,484
Non-Cash Investing and Financing Activities
Notes related to acquisitions	$10,072,286	$4,150,000
Non-cash Preferred stock accretion	$909,175	$763,209
Stock issued in connection with Series B Preferred Stock issuance	$1,377	$-

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The December 31, 2020 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2021. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

The Company’s formation of all subsidiaries and date of consolidation are as follows:

Name of Subsidiary	State of Formation	Date of Formation	Ownership
Mobile Home Rentals LLC	North Carolina	September 30, 2016	100%
Pecan Grove MHP LLC	North Carolina	October 12, 2016	100%
Azalea MHP LLC	North Carolina	October 25, 2017	100%
Holly Faye MHP LLC	North Carolina	October 25, 2017	100%
Chatham Pines MHP LLC	North Carolina	October 31, 2017	100%
Maple Hills MHP LLC	North Carolina	October 31, 2017	100%
Lakeview MHP LLC	South Carolina	November 1, 2017	100%
MHP Pursuits LLC	North Carolina	January 31, 2019	100%
Hunt Club MHP LLC	South Carolina	March 8, 2019	100%
B&D MHP LLC	South Carolina	April 4, 2019	100%
Crestview MHP LLC	North Carolina	June 28, 2019	100%
Springlake MHP LLC	Georgia	October 10, 2019	100%
ARC MHP LLC	South Carolina	November 13, 2019	100%
Countryside MHP LLC	South Carolina	March 12, 2020	100%
Evergreen MHP LLC	Tennessee	March 17, 2020	100%
Golden Isles MHP LLC	Georgia	March 16, 2021	100%
Anderson MHP LLC	South Carolina	June 2, 2021	100%
Capital View MHP LLC	South Carolina	August 6, 2021	100%
Hidden Oaks MHP LLC	South Carolina	August 6, 2021	100%
North Raleigh MHP LLC*	North Carolina	September 16, 2021	100%
Gvest Finance LLC	North Carolina	December 11, 2018	VIE
Gvest Homes I LLC	Delaware	November 9, 2020	VIE
Brainerd Place LLC	Delaware	February 24, 2021	VIE
Bull Creek LLC	Delaware	April 13, 2021	VIE
Gvest Anderson Homes LLC	Delaware	June 22, 2021	VIE
Gvest Capital View Homes LLC	Delaware	August 6, 2021	VIE
Gvest Hidden Oaks Homes LLC	Delaware	August 6, 2021	VIE
Gvest Springlake Homes LLC*	Delaware	September 24, 2021	VIE

*	During the three and nine months ended September 30, 2021, there was no activity in North Raleigh MHP LLC nor Gvest Springlake Homes LLC.

All intercompany transactions and balances have been eliminated in consolidation. The Company does not have a majority or minority interest in any other company, either consolidated or unconsolidated.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Variable Interest Entities

In December 2020, the Company sold 305 park owned homes in four communities to Gvest Finance LLC, a company owned and controlled by the Company’s parent company, Gvest Real Estate Capital LLC, an entity whose sole owner is Raymond M. Gee, the Company’s chairman and chief executive officer, and to its wholly owned subsidiary Gvest Homes I LLC, for a total of $4,648,967. The Company also executed a management agreement with these entities to manage the homes while remitting to the Company all income, less expenses and 5% of the debt service payment. During the nine months ended September 30, 2021, Gvest Finance LLC formed four new wholly owned subsidiaries, Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, and Gvest Springlake Homes LLC.

In 2021, the Company formed two entities, Brainerd Place LLC and Bull Creek LLC, for the purpose of exploring opportunities to develop mobile home communities. The Company owns 49% and Gvest Real Estate LLC, an entity whose sole owner is Raymond M. Gee  owns 51%. The Company also executed operating agreements with these entities which designate Gvest Capital Management LLC, a company owned and controlled by Gvest Real Estate Capital LLC as manager with the authority, power, and discretion to manage and control the entities’ business decisions. The operating agreements require the Company to make cash contributions to the entities to fund their activities, operations, and existence, if the Company approves the contribution requests from the manager, which ultimately provides the Company with power to direct the economically significant activities of these entities.

Primarily due to the Company’s common ownership by Mr. Gee, its power to direct the activities of these entities that most significantly impact their economic performance, and the fact that the Company has the obligation to absorb losses or the right to receive benefits from these entities that could potentially be significant to these entities, Gvest Finance LLC, Gvest Homes I LLC, Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Springlake Homes LLC, Brainerd Place LLC, and Bull Creek LLC are considered to be VIEs in accordance applicable GAAP. A company with interests in a VIE must consolidate the entity if the company is deemed to be the primary beneficiary of the VIE; that is, if it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Such a determination requires management to evaluate circumstances and relationships that may be difficult to understand and to make a significant judgment, and to repeat the evaluation at each subsequent reporting date. In accordance with applicable GAAP, because of the common ownership among the entities, the consolidation of the VIEs have been accounted for retrospectively as of the beginning of the first period presented in the unaudited condensed consolidated financial statements.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, including vested stock options during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. For the nine months ended September 30, 2021, the potentially dilutive penny options for the purchase of 519,675 shares of common stock were included in basic loss per share. Total dilutive securities outstanding as of September 30, 2021 and 2020 totaled 186,500 and 136,500 stock options, respectively, 1,886,000 convertible Preferred Series A shares which are convertible into common shares at $2.50 per share for a total of 754,400, which are not included in dilutive loss per share as the effect would be anti-dilutive.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Impairment Policy

The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the nine months ended September 30, 2021 and 2020.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash balances at banks and deposits at times may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially secure and, accordingly, minimal credit risk exists. At September 30, 2021 and December 31, 2020, the Company had approximately $794,000 and $641,000 above the FDIC-insured limit, respectively, including restricted cash held for tenant security deposits of $541,620 and $339,152, respectively.

Stock Based Compensation

All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. The Company recorded stock option expense of $38,033 and $1,724 during the nine months ended September 30, 2021 and 2020, respectively.

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

Reclassifications

Certain amounts in the prior period presentation have been reclassified to conform with the current presentation. For the nine months ended September 30, 2020, the Company reclassed approximately $16,000 from general and administrative expense to corporate payroll and overhead and $131,000 from amortization expense to interest expense on the unaudited condensed consolidated statements of operations. For the three months ended September 30, 2020, the Company reclassed approximately $2,000 from corporate payroll and overhead to general and administrative expense and $58,000 from amortization expense to interest expense on the unaudited condensed consolidated statements of operations. Also for the year ended December 31, 2020, the Company reclassed approximately $7,000 from buildings to breakout separately as construction in process for comparison purposes to the current period.

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

SEPTEMBER 30, 2021 AND 2020

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

The Company recognizes interest and penalties, if any, with income tax expense in the accompanying consolidated statement of operations. As of September 30, 2021, and December 31, 2020, there were no such accrued interest or penalties.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

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

NOTE 2 – RETROSPECTIVE APPLICATION OF CONSOLIDATION

The Company consolidates the accounts of Gvest Finance LLC, Gvest Homes I LLC, Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Springlake Homes LLC, Brainerd Place LLC, and Bull Creek LLC. In accordance with applicable GAAP, due to common ownership among the entities, the consolidation has been accounted for retrospectively as of the beginning of the first period presented in the consolidated financial statements. The balances reported for the three and nine months ended September 30, 2020 on the condensed consolidated statement of operations, statement of deficit, and statements of cash flows have been adjusted accordingly.

NOTE 3 – VARIABLE INTEREST ENTITIES

The Company consolidates the accounts of Gvest Finance LLC, Gvest Homes I LLC, Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Springlake Homes LLC, Brainerd Place LLC, and Bull Creek LLC and will continue to do so until they are no longer considered VIEs. During the nine months ended September 30, 2021, Gvest Finance LLC formed four wholly-owned subsidiaries Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, and Gvest Springlake Homes LLC and the Company formed two entities, Brainerd Place LLC and Bull Creek LLC, all of which are considered VIEs.

Included in the unaudited condensed consolidated results of operations for the three months ended September 30, 2021 and 2020 were $516,506 net loss and $41,649 net income, respectively after deducting an additional management fee equal to cash flow after debt service per the management agreement of $328,762 and $0, respectively. Included in the unaudited condensed consolidated results of operations for the nine months ended September 30, 2021 and 2020 were $343,073 net loss and $41,972 net income, respectively, after deducting an additional management fee equal to cash flow after debt service per the management agreement of $587,762 and $0, respectively. The Company charged and recorded this additional management fee on September 30, 2021 which represented the total fee owed year-to-date.

The consolidated balance sheets as of September 30, 2021 and December 31, 2020 included the following amounts related to the consolidated VIEs.

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Investment Property	$12,273,144	$6,036,057
Accumulated Depreciation and Amortization	(632,260)	(387,780)
Net Investment Property	11,640,884	5,648,277
Cash and Cash Equivalents	463,889	9,234
Accounts Receivable, net	39,232	3,506
Other Assets	950,935	14,652
Total Assets	$13,094,940	$5,675,669

Liabilities and Deficit
Accounts Payable	$80,410	$4,969
Notes Payable, net of $13,083 and $0 debt discount	5,816,416	1,994,640
Lines of Credit, net of $124,693 and $134,051 debt discount	4,889,357	3,214,916
Accrued Liabilities*	2,269,253	9,439
Tenant Security Deposits	-	1,499
Total Liabilities	13,055,436	5,225,463

Non-Controlling interest	39,504	450,206
Total Non-controlling interest in variable interest entity equity	39,504	450,206

*	Included in accrued liabilities is an intercompany balance of $2,158,046 and $0 as of September 30, 2021 and December 31, 2020, respectively. The intercompany balances have been eliminated on the consolidated balance sheet.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

NOTE 4 – INVESTMENT PROPERTY

The following table summarizes the Company’s property and equipment balances which are generally used to depreciate the assets on a straight-line basis:

	September 30, 2021 (Unaudited)	December 31, 2020
Investment Property
Land	$15,293,818	$11,293,818
Site and Land Improvements	24,107,172	20,924,112
Buildings and Improvements	12,735,309	8,019,901
Construction in Process	1,897,258	7,092
Total Investment Property	54,033,557	40,244,923
Less: Accumulated Depreciation and Amortization	(4,187,657)	(2,779,201)
Net Investment Property	$49,845,900	$37,465,722

Depreciation expense and amortization of acquisition costs totaled $507,493 and $447,266 for the three months ended September 30, 2021 and 2020, respectively, and $1,411,158 and $1,259,713 for the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021, the Gvest Finance LLC, the Company’s VIE, acquired thirty-three new manufactured homes for $1,626,863 for use in our Springlake community that are not yet occupiable and still in the set-up phase as of September 30, 2021. These homes are included in Construction in Process on our balance sheet. In prior filings, Construction in Process account included homes undergoing renovations between tenants and was immaterial and thus, was included in the Buildings and Improvements line item and not separately stated on the unaudited condensed consolidated balance sheet. The December 31, 2020 Investment Property balances have been reclassified to separately state $7,092 Construction in Process for purposes of comparison across periods.

During the nine months ended September 30, 2021, the Company acquired four manufactured housing communities; one in Brunswick, Georgia, one in Anderson, South Carolina and two in Columbia, South Carolina, and accounted for all as asset acquisitions. Total gross acquisition costs incurred with 2021 acquisitions of $154,672 are included in Site and Land Improvements, $5,713 are included in Buildings and Improvements, and $1,269 of accumulated amortization of these acquisition costs are included in the above table and on the unaudited condensed consolidated balance sheet for the nine months ended September 30, 2021. The Company acquired two manufactured housing communities in Lancaster, South Carolina and Morristown, Tennessee and accounted for them as asset acquisitions during the nine months ended September 30, 2020 (See note 5).

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

NOTE 5 – ACQUISITIONS AND DISPOSALS

The Company completed four acquisitions during the nine months ended September 30, 2021. These were asset acquisitions from third parties and have been accounted for as asset acquisitions. The mobile homes included in the buildings column of the table below were acquired by the Company’s VIEs: Gvest Finance LLC, Gvest Homes I LLC, Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, and Gvest Hidden Oaks Homes LLC and are included in consolidation.

Acquisition Date	Name	Land	Improvements		Building	Total Purchase Price
March 2020	Countryside MHP	$152,880	$3,194,245		$352,875	$3,700,000
March 2020	Evergreen MHP	340,000	1,111,000		-	1,451,000
		$492,880	$4,305,245		$352,875	$5,151,000

March 2021	Golden Isles MHP	$1,050,000	$487,500		$-	$1,537,500
March 2021	Golden Isles Gvest	-	-		785,784	785,784
July 2021	Anderson MHP	2,310,000	877,945	(b)	120,390	3,308,335
July 2021	Anderson Gvest	-	-		2,009,568	2,009,568
September 2021	Capital View MHP	350,000	776,063		-	1,126,063
September 2021	Capital View Gvest	-	-		343,943	343,943
September 2021	Hidden Oaks MHP	290,000	864,585		-	1,154,585
September 2021	Hidden Oaks Gvest	-	-		417,831	417,831
		$4,000,000	$3,006,093		$3,677,516	$10,683,609

(b)	Anderson MHP also purchased vehicles and equipment totaling $156,465 which is included in the improvements column above.

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

Pro-forma Financial Information

The following unaudited pro-forma information presents the combined results of operations for the nine months ended September 30, 2021 as if the acquisitions of Golden Isles, Anderson, Capital View, and Hidden Oaks manufactured housing communities and the acquisition of the North Raleigh community which occurred subsequent to September 30, 2021 (see Note 10) had been completed on January 1, 2021.

The following unaudited pro-forma information also presents the combined results of operations for the nine months ended September 30, 2020 as if the acquisitions of the Countryside and Evergreen communities, the disposition of the Butternut manufactured housing community, the sale of the mobile homes within the ARC, Crestview, Countryside, and Maple communities in December 2020 to our VIEs Gvest Finance LLC and Gvest Homes I LLC, the four acquisitions which occurred during the nine months ended September 30, 2021, and the North Raleigh acquisition which occurred in October 2021 had been completed on January 1, 2020.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	Nine Months Ended September 30, 2021 Pro Forma	Nine Months Ended September 30, 2020 Pro Forma
Total revenue	$7,758,568	7,200,417
Total expenses	4,473,025	3,653,292
Depreciation expense	1,794,426	1,693,790
Interest expense	1,852,965	1,999,089
Other income	139,300	-
Net income (loss)	$(222,548)	(145,754)
Net income (loss) attributable to non-controlling interest	(416,469)	(490,875)
Net income (loss) attributable to Manufactured Housing Properties, Inc	193,921	345,121
Preferred stock dividends / accretion	1,627,254	1,355,217
Net income (loss)	$(1,433,333)	(1,010,096)
Net loss per share	$(0.11)	(0.08)

	Three Months Ended September 30, 2021 Pro Forma	Three Months Ended September 30, 2020 Pro Forma
Total revenue	$2,691,532	2,497,607
Total expenses	1,474,842	1,171,186
Depreciation expense	604,926	575,476
Interest expense	645,722	615,521
Net income (loss)	$(33,958)	135,424
Net income (loss) attributable to non-controlling interest	(526,607)	(135,966)
Net income (loss) attributable to Manufactured Housing Properties, Inc	492,649	271,390
Preferred stock dividends / accretion	557,580	432,845
Net income (loss)	$(64,931)	(161,455)
Net loss per share	$(0.01)	(0.01)

NOTE 6 – PROMISSORY NOTES

Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities and mobile homes. These promissory notes range from 3.31% to 6.62% with 5 to 30 years principal amortization. Two of the promissory notes had initial 12 month, seven have an initial 24 month, one has an initial 60 month, and one promissory note has a 180 month period of interest only payments. The promissory notes are secured by the real estate assets and $33,126,883 for sixteen loans were guaranteed by Raymond M. Gee.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

As of September 30, 2021, the outstanding balance on these notes was $40,199,689. The following are the terms of these notes:

	Maturity Date	Interest Rate	Balance 09/30/21	Balance 12/31/20
Pecan Grove MHP LLC	02/22/29	5.250%	2,986,791	3,037,625
Azalea MHP LLC	03/01/29	5.400%	795,701	810,741
Holly Faye MHP LLC	03/01/29	5.400%	579,825	579,825
Chatham MHP LLC	04/01/24	5.875%	1,708,006	1,734,828
Lakeview MHP LLC	03/01/29	5.400%	1,812,446	1,832,264
B&D MHP LLC	05/02/29	5.500%	1,789,424	1,818,303
Hunt Club MHP LLC	01/01/33	3.430%	2,410,247	2,445,011
Crestview MHP LLC	12/31/30	3.250%	4,714,717	4,800,000
Maple Hills MHP LLC	12/01/30	3.250%	2,357,359	2,400,000
Springlake MHP LLC*	11/14/21	3.310%	4,000,000	4,000,000
ARC MHP LLC	01/01/30	5.500%	3,829,029	3,885,328
Countryside MHP LLC	03/20/50	5.500%	1,690,130	1,700,000
Evergreen MHP LLC	04/01/32	3.990%	1,120,305	1,135,502
Golden Isles MHP LLC	03/31/26	4.000%	787,500	-
Anderson MHP LLC	07/10/26	5.210%	2,153,807	-
Capital View MHP LLC	09/10/26	5.390%	817,064	-
Hidden Oaks MHP LLC	09/10/26	5.330%	823,440	-
Gvest Finance LLC (B&D homes)	05/01/24	5.000%	666,853	694,640
Gvest Finance LLC (Countryside homes)	03/20/50	5.500%	1,292,454	1,300,000
Gvest Finance LLC (Golden Isles homes)	03/31/36	4.000%	787,500	-
Gvest Finance LLC (Springlake homes)*	04/01/36	6.620%	311,402	-
Gvest Anderson Homes LLC	07/10/26	5.210%	2,006,193	-
Gvest Capital View Homes LLC	09/10/26	5.390%	342,936	-
Gvest Hidden Oaks Homes LLC	09/10/26	5.330%	416,560	-
PPP Loan	05/01/22	1.000%	-	139,300
Total note payables			40,199,689	32,313,367
Discount Direct Lender Fees			(1,588,591)	(1,096,629)
Total net of Discount			$38,611,098	$31,216,738

*The Springlake MHP LLC and Gvest Finance LLC (Springlake homes) notes listed above were refinanced on November 12, 2021. See Note 10 for more details.

Related Party Promissory Note

On May 8, 2017, the Company issued a promissory note to Metrolina Loan Holdings, LLC (“Metrolina”) in the principal amount of $3,000,000. The note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The note originally awarded Metrolina 455,000 shares of Common Stock as consideration, which resulted in making Metrolina a related party due to its significant ownership. During the year ended December 31, 2019, the Company paid off the entire balance on the note of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the Company’s Common Stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. The note gives Metrolina the right and option to purchase its pro rata share of debt or equity securities issued to maintain up to 10% equity interest in the Company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019. This note was to mature in May of 2023. In September 2020, we paid off the full balance and terminated the note. The related party note was guaranteed by Raymond M. Gee.

Revolving Promissory Note

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee pursuant to which the Company may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. In December 2020, we paid off the full balance. As of September 30, 2021 and December 31, 2020, the outstanding balance on this note was $0; however, the line of credit is still available to the Company.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Line of Credit – Occupied Home Facility

On December 24, 2020, Gvest Homes I LLC entered into a loan agreement with a lender for a commitment amount of up to $20,000,0000 provided that only up to $8,500,000 is to be used for used homes. The agreement requires the maintenance of certain financial ratios and other affirmative and negative covenants.

The loan bears interest at 8.375% and maturity date of the loan is January 1, 2030. Pursuant to the agreement, the Company is obligated to pay a fee to the lender equal to 1% of the amount of each advance which funding fee shall be deducted from the then available commitment amount. The advances are guaranteed by Raymond M. Gee.

On December 24, 2020 the lender agreed to advance $3,348,967 to the Company. The lender agreed to increase this amount to $3,422,260 offset with payments made by the Company of $35,073 during the nine months ended September 30, 2021, of which $850,000 was due from the lender as of the balance sheet date. As of September 30, 2021 and December 31, 2020, the outstanding balance on this line of credit was $3,387,187 and $3,348,967, respectively presented on the balance sheet net of discount direct lender fees of $124,693 and $134,051, respectively.

Line of Credit – Floor Plan and Rental Financing Facility

On July 26, 2021, Gvest Finance LLC entered into a floorplan credit agreement, rental homes credit agreement, and a credit and security supplemental agreement pursuant to which the lender has agreed to make available to Gvest Finance LLC a secured credit facility whose joint aggregate credit limit is $5,000,000, consisting of (i) a credit limit of up to $1,000,000 under a floorplan line to be used to finance the acquisition of manufactured homes for retail sale and (ii) a credit limit of up to $4,000,000 under a rental line to finance the acquisition of rental homes. The lender subsequently agreed to extend the credit limit for the floorplan line to $2,000,000. As of September 30, 2021 and 2020, the balance on the floorplan line of credit was $1,626,863 and $0, respectively, and Gvest Finance LLC has not borrowed funds under the rental homes line of credit. This facility was refinanced on November 12. 2021 and the original lines of credit remain available to the Company. See Note 10 for more details.

The floorplan line of credit interest is calculated at a schedule as follows: (i) Day 1-360: LIBOR plus 6% per annum; (ii) Day 361-720: LIBOR plus 7% per annum; and (iii) Day 721+: LIBOR plus 8% per annum. Interest shall also accrue at the lesser of (a) the “LIBOR Rate”, plus 10% per annum and (b) the maximum lawful rate of interest permitted under applicable law. Interest shall be payable monthly, in arrears, and shall be due and payable on or before the 15th day of the month following the month in which such interest accrues. During the three and nine months ended September 30, 2021 and 2020, total interest expense was $0.

The maturity date of the of the floorplan line of credit will vary based on each statement of financial transaction (“SOFT”), a report identifying the funded homes and the applicable financial terms. Gvest Finance LLC promises to repay each floor plan advance as follows: (i) Gvest Finance LLC shall pay a principal amount in an amount equal to the original principal amount of such advance multiplied by the percentage specified in the applicable SOFT, commencing on the 15th day of the first full month after the first anniversary of any advance and continuing on the 15th day of each month thereafter; (ii) interest shall be payable monthly, in arrears, and shall be due and payable on or before the 15th day of the month following the month in which such interest accrues; and (iii) Gvest Finance shall pay to lender an amount equal to the original invoice price of such homes inventory, less all principal payments made with respect to such inventory pursuant to (ii) above, plus all billed and unpaid interest and any applicable fees, upon the sale of inventory financed or refinanced by lender.

The floorplan line of credit agreement contains customary events of default and customary representations, warranties, and other covenants for loans of this type.

The floorplan and rental lines of credit are guaranteed by Raymond M. Gee.

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable at September 30, 2021 by fiscal year were:

2021	5,805,035
2022	767,332
2023	838,250
2024	3,053,686
2025	899,882
Thereafter	33,849,554
Total minimum principal payments	$45,213,739

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

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

Dividend Rate and Payment Dates. Dividends on the Series A Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series A Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.017 per share each month, which is equivalent to the rate of 8% of the $2.50 liquidation preference per share. Dividends on shares of Series A Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the nine months ended September 30, 2021 and 2020, the Company paid dividends of $290,561 and $281,720, respectively.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series A Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series A Preferred Stock at a call price equal to $3.75, or 150% of the original issue price of the Series A Preferred Stock, and correspondingly, each holder of shares of Series A Preferred Stock shall have a right to put the shares of Series A Preferred Stock held by such holder back to us at a put price equal to $3.75, or 150% of the original issue purchase price of such shares. During the nine months ended September 30, 2021 and 2020, the Company recorded a put option value accretion of $354,396 and 354,375, respectively.

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

As of September 30, 2021, there were 1,886,000 shares of Series A Preferred Stock issued and outstanding and the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,715,000 and accretion of put options totaling $1,008,896. As of December 31, 2020, there were 1,890,000 shares of Series A Preferred Stock issued and outstanding and the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,725,000 and accretion of put options totaling $656,500.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

Dividend Rate and Payment Dates. Dividends on the Series B Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series B Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.067 per share each month, which is equivalent to the annual rate of 8% of the $10.00 liquidation preference per share; provided that upon an event of default (generally defined as the Company’s failure to pay dividends when due or to redeem shares when requested by a holder), such amount shall be increased to $0.083 per month, which is equivalent to the annual rate of 10% of the $10.00 liquidation preference per share. During the nine months ended September 30, 2021 and 2020, the Company paid dividends of $427,517 and $310,288, respectively.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series B Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series B Preferred Stock at a call price equal to $15.00, or 150% of the original issue price of the Series B Preferred Stock, and correspondingly, each holder of shares of Series B Preferred Stock shall have a right to put the shares of Series B Preferred Stock held by such holder back to the Company at a put price equal to $15.00, or 150% of the original issue purchase price of such shares. During the nine months ended September 30, 2021 and 2020, the Company recorded a put option value accretion of $554,780 and $408,834, respectively.

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

No Conversion Right. The Series B Preferred Stock is not convertible into shares of Common Stock.

On November 1, 2019, the Company launched an offering under Regulation A of Section 3(6) of the Securities Act of 1933, as, amended, for Tier 2 offerings, pursuant to which the Company offered up to 1,000,000 shares of Series B Preferred Stock at an offering price of $10.00 per share, for a maximum offering amount of $10,000,000. In addition, the Company offered bonus shares to early investors in this offering, whereby the first 400 investors would receive, in addition to Series B Preferred Stock, 100 shares of Common Stock, regardless of the amount invested, for a total of up to 40,000 shares of Common Stock. This offering terminated on March 30, 2021.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

During the nine months ended September 30, 2021, the Company sold an aggregate of 117,297 shares of Series B Preferred Stock for total gross proceeds of $1,172,970. After deducting a placement fee and other expenses, the Company received net proceeds of $1,087,485. During the nine months ended September 30, 2020, the Company sold an aggregate of 205,569 shares of Series B Preferred Stock for total gross proceeds of $2,055,690. After deducting a placement fee and other expenses, the Company received net proceeds of $1,910,383.

As of September 30, 2021, there were 758,551 shares of Series B Preferred Stock issued and outstanding and the Series B Preferred Stock balance was made up of Series B Preferred Stock, net of commissions, totaling $7,185,716 and accretion of put options totaling $1,148,623. As of December 31, 2020, there were 641,254 shares of Series B Preferred Stock issued and outstanding and the Series B Preferred Stock balance was made up of Series B Preferred Stock, net of commissions, totaling $6,096,855 and accretion of put options totaling $595,221.

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

Dividend Rate and Payment Dates. Dividends on the Series C Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series C Preferred Stock are entitled to receive cumulative monthly cash dividends at a per annum rate of 7% of the stated value (or $5.83 per share each month based on the initial stated value). Dividends on each share begin accruing on, and are cumulative from, the date of issuance and regardless of whether the board of directors declares and pays such dividends. Dividends on shares of Series C Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the nine months ended September 30, 2021, the Company paid dividends of $3,488 and due to timing of payments, accrued dividends of $18,555 and paid $0 dividends during the nine months ended September 30, 2020, respectively.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

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

Voting Rights. The Series C Preferred Stock has no voting rights.

No Conversion Right. The Series C Preferred Stock is not convertible into shares of Common Stock.

In accordance with ASC 480-10, the Series C Preferred Stock is treated as a liability net of unamortized debt issuance costs on the balance sheet because the Company has an unconditional obligation to redeem the Series C Preferred Stock and dividends on the Preferred C Stock are included in interest expense.

During the nine months ended September 30, 2021, the Company sold an aggregate of 2,434 shares of Series C Preferred Stock for total gross proceeds of $2,434,000. After deducting a placement fee and other expenses, the Company received net proceeds of $2,266,955. The Company capitalized approximately $91,000 of issuance costs during the nine months ended September 31, 2021 which is included in the Series C Redeemable preferred Stock on the condensed consolidated balance sheet.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of Common Stock, par value $0.01 per share. As of September 30, 2021 and December 31, 2020, there were 12,403,680  and 12,398,580 shares of Common Stock issued and outstanding, respectively.

Stock Issued for Service

During the nine months ended September 30, 2021, the Company did not issue any shares of Common Stock for services. In April 2020, the Company issued 50,000 shares of Common Stock to board members with a value of $32,500.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Stock Issued for Cash

During the nine months ended September 30, 2021 and 2020, the Company issued 5,100 and 11,100 shares of Common Stock, respectively, to early investors in the Company’s prior Regulation A offering for Series B Preferred Stock, valued at $1,377 and $2,997, respectively.

Equity Incentive Plan

In December 2017, the Board of Directors, with the approval of a majority of the stockholders of the Company, adopted the Manufactured Housing Properties Inc. Stock Compensation Plan (the “Plan”) which is administered by the Compensation Committee. As of September 30, 2021, there were 706,175 shares granted and 293,825 shares remaining available under the Plan.

The Company has issued options to directors and officers under the Plan. One third of the options vest immediately, and two thirds vest in equal annual installments over a two-year period. The Company issued 50,000 options in January 2021. The Company recorded stock option expense of $38,033 and $1,724 during the nine months ended September 30, 2021 and 2020, respectively.

The following table summarizes the stock options outstanding as of September 30, 2021:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2020	656,175	$0.03	7.7
Granted	50,000	2.24	9.3
Exercised	-	-	-
Forfeited / cancelled / expired	-	-	-
Outstanding at September 30, 2021	706,175	$0.22	6.8

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options holders exercised their options on September 30, 2021. As of September 30, 2021, there were 706,175 “in-the-money” options with an aggregate intrinsic value of $2,133,591.

The following table summarizes information concerning options outstanding as of September 30, 2021.

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price
$0.01	519,675	6.2	$0.01	519,675	$0.01
$0.27	136,500	8.3	$0.27	91,000	$0.27
$0.27	50,000	9.3	$0.27	16,667	$0.27

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

Risk-free interest rate	0.26 - 1.40%
Expected dividend yield	0.00%
Expected volatility	16.03 – 273.98%
Expected life of options (in years)	6.5

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

NOTE 9 – RELATED PARTY TRANSACTIONS

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. In December 2020, the Company paid off the full balance. As of September 30, 2021 and December 31, 2020, the outstanding balance on this note was $0; however, the line of credit is still available to the Company.

On May 8, 2017, the Company issued a promissory note to Metrolina in the principal amount of $3,000,000. The note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. The note originally awarded Metrolina 455,000 shares of Common Stock as consideration, which resulted in making Metrolina a related party due to its significant ownership. During the year ended December 31, 2019, the Company paid off the entire balance on the note of $2,754,550 plus interest and amended the agreement to allow for the redeployment of the $3,000,000 available, eliminated the conversion option whereby Metrolina could convert the ratio of total outstanding debt at time of exercise of the option into an amount of newly issued shares of the Company’s Common Stock determined by dividing the outstanding indebtedness by $3,000,000 multiplied by 10% with a cap of 864,500 shares. The amendment resulted in issuing an additional 545,000 shares with a fair value of $305,200 for a total of 1,000,000 shares awarded to Metrolina. The note gives Metrolina the right and option to purchase its pro rata share of debt or equity securities issued to maintain up to 10% equity interest in the Company at the most recent price of any equity transaction for seven years from the amendment dated February 26, 2019. This note was to mature in May of 2023. In September 2020, the Company paid off the full balance and terminated the loan facility. As of September 30, 2021 and December 31, 2020, the balance on this note was $0. During the nine months ended September 30, 2021 and 2020, the Company recorded interest expense related to the note totaling $0 and $56,441 respectively, and $0 and $36,028 during the three months ended September 30, 2021 and 2020, respectively. The related party note was guaranteed by Raymond M. Gee.

In August 2019, the Company entered into an office lease agreement with Gvest Real Estate Capital LLC for the lease of its offices. As of January 2021, the lease is $12,000 per month and is on a month-to-month term. Prior to that date, the lease was $4,000 per month. Total rent expense for the nine months ended September 30, 2021 and 2020 was $108,000 and $36,000, respectively, and $36,000 and $12,000 for the three months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021, Raymond M. Gee received fees totaling $400,000 for his personal guarantees on four promissory notes relating to the acquisitions of the assets acquired by the Company at our Anderson, Capital View, and Hidden Oaks Communities. During the nine months ended September 30, 2020, Mr. Gee received a $50,000 fee for his personal guarantee on a promissory note relating to a loan for one of the Company’s acquisitions and $70,000 fee for his personal guarantee on a promissory note relating to the refinancing of our loans for Butternut MHP Land LLC.

See Note 3 for information regarding related party VIEs.

NOTE 10 – SUBSEQUENT EVENTS

Series C Preferred Stock

Subsequent to September 30, 2021, the Company completed three closings of the Regulation A offering pursuant to which the Company sold an aggregate of 980 shares of Series C Preferred Stock to investors for total gross proceeds of $980,000. After deducting the broker dealer commission, escrow fee, and dealer manager fee, the Company received net proceeds of $913,851.

North Raleigh Acquisition and Related Financing

On July 1, 2021, MHP Pursuits LLC, a wholly owned subsidiary of the Company, entered into a purchase and sale agreement (the “Franklin/Granville Purchase Agreement”) with Truman Properties LLC, Birdsong Properties LLC, CCE Properties LLC, and Youngsville MHP LLC for the purchase of five manufactured housing communities located in Franklin and Granville Counties, North Carolina consisting of 137 sites on approximately 135 acres for a total purchase price of $7,450,000. On October 22, 2021, MHP Pursuits LLC assigned the purchase agreement to the Company’s newly formed wholly owned subsidiary North Raleigh MHP LLC (“North Raleigh MHP”), pursuant to an assignment of purchase and sale agreement. On October 25, 2021, closing of the purchase agreement was completed and North Raleigh MHP purchased the communities. Proforma financial information for North Raleigh MHP is included in the unaudited proforma combined results of operations in Note 5.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

In connection with the closing, on October 25, 2021, North Raleigh MHP entered into a loan agreement with Liberty Bankers Life Insurance Company (“Liberty”) for a loan in the principal amount of $5,323,000 and North Raleigh MHP issued a promissory note to Liberty for the same amount.

The Liberty note bears interest at a rate of 4.75% per annum with payments to begin December 1, 2021 and matures on November 1, 2026. Principal and interest, in the amount of $30,347 per month, shall be due and payable based on a twenty-five (25) year amortization schedule. North Raleigh MHP may prepay the Liberty note in part or in full at any time if it pays a prepayment premium calculated in accordance with the Liberty loan agreement.

The Liberty loan is secured by a first priority security interest in the property pursuant to an assignment of leases, rents, and profits and a deed of trust, security agreement and fixture filing with assignment of rents that North Raleigh MHP entered into with the lender. The Liberty loan is guaranteed by the Company pursuant to a limited guaranty agreement dated October 25, 2021.

On October 22, 2021, the Company entered into a loan agreement with Metrolina, a related party due to its significant ownership,  for a loan in the principal amount of $1,500,000 and issued a promissory note to the lender for the same amount. The funds from the Metrolina note were used to pay the remainder of the purchase price, or $2,127,000, and closing costs.

The Metrolina note bears interest at a rate of 18% per annum with payments to begin November 1, 2021 and matures on April 1, 2023. Monthly payments for the term of the note shall be interest-only based on the principal outstanding and days in the period. During the first six months of the note, any prepayment would require the Company to pay a yield maintenance fee equal to six months of interest. Thereafter, the loan may be prepaid at any time without penalty or fee. The Metrolina note is unsecured and is guaranteed by Raymond M. Gee.

The loan agreements contain customary closing conditions, representations and warranties, financial and other covenants and events of default for loans of their type.

Idlewild Acres Purchase and Sale Agreement

On October 20, 2021, MHP Pursuits LLC entered into a purchase and sale agreement with Gary Coffey for the purchase of a manufactured housing community located in Morganton, North Carolina consisting of 61 sites on approximately 31.29 acres for a total purchase price of $2,750,000. As of November 15, 2021, closing of this agreement has not occurred.

Alterri Purchase and Sale Agreement

On October 22, 2021, MHP Pursuits LLC entered into a purchase and sale agreement with Alterri Properties LLC for the purchase of two manufactured housing communities located in Asheboro, North Carolina consisting of 84 sites on approximately 45.4 acres for a total purchase price of $2,750,000. As of November 15, 2021, closing of this agreement has not occurred.

Sunnyland Purchase and Sale Agreement

On November 3, 2021, MHP Pursuits LLC entered into a purchase and sale agreement with Billie Jean Faust for the purchase of a manufactured housing community located in Byron, Georgia consisting of 73 sites on approximately 18.57 acres for a total purchase price of $2,200,000. As of November 15, 2021, closing of this agreement has not occurred.

York Purchase and Sale Agreement

On November 2, 2021, Bull Creek LLC, a VIE, entered into a purchase and sale agreement with Rachel Holler for the purchase of 150 acres of undeveloped land and a mobile home community with 60 sites on approximately 10 acres in York, South Carolina for a total purchase price of $2,200,000. As of November 15, 2021, closing of this agreement has not occurred.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Springlake Refinance

On November 12, 2021, Springlake MHP LLC  entered into a loan agreement with First Bank for a loan in the principal amount of $4,016,250 and issued a promissory note to the lender in the same amount. The funds from the loan were used on November 12, 2021 to pay off the Springlake MHP LLC with Truist Bank which was set to mature November 14, 2021.

The First Bank note bears interest at the lesser of the Wall Street Journal prime rate plus one percent or 4.75% per annum with payments to begin January 10, 2022 and matures on December 10, 2026. Payment for the first twelve (12) months of the term of the note shall be interest-only based on the principal outstanding, days in the period, and daily interest rate. Thereafter, principal and interest shall be due and payable based on a twenty-five (25) year amortization schedule. Springlake MHP LLC may prepay the note in part or in full subject to exit fees set out in the loan agreement.

The First Bank loan is secured by a first-priority security interest in the land and lot rent due under all leases  and is guaranteed by the Company and Raymond M. Gee.

Also on November 12, 2021, Gvest Springlake Homes LLC, a wholly owned subsidiary of our VIE, Gvest Finance LLC, entered into a loan and security agreement with First Bank for a line of credit in the principal amount of $2,000,000 and issued a promissory note to the lender in the same amount. The immediate advance of funds from the line of credit was used on November 12, 2021 to pay off Gvest Finance LLC’s loan for Springlake homes with 21st Mortgage and the outstanding balance of the Line of Credit – Floor Plan Financing Facility (see Note 6). The Line of Credit – Floor Plan and Rental Financing Facilities remain available to Gvest Finance LLC after the payoff.

The First Bank line of credit bears interest at the lesser of the Wall Street Journal prime rate plus one percent or 6.75% per annum with principal and interest payments to begin on January 10, 2022. Principal and interest payments shall be due and payable on each advance allocated to each new home based on a fifteen (15) year amortization period and each advance allocated to a used home will be based on an amortization period ranging from twelve to five years determined by the age of the used home. The note matures on December 10, 2026. Gvest Springlake Homes LLC may prepay the note in full subject to exit fees set out in the loan agreement. Additionally, Gvest Springlake Homes LLC is required to make to mandatory prepayments prior to the maturity date if for any reason the aggregate principal amount of the loan outstanding exceeds $2,000,000, upon sale of a home securing the loan, the home collateral becomes ineligible as defined by the loan agreement, or if Springlake MHP LLC pays of its land loan with First Bank.

The First Bank line of credit loan is secured by a first-priority security interest in rent due under all leases and all assets owned by Gvest Springlake Homes LLC and is guaranteed by Gvest Finance and Raymond M. Gee pursuant to guaranty agreements dated November 12, 2021.

Both loan agreements contain customary representations and warranties, financial and other covenants and events of default for loans of their type.

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

As of September 30, 2021, we owned and operated the following manufactured housing properties:

●	Pecan Grove – a 81 lot, all-age community situated on 10.71 acres and located in Charlotte, North Carolina.

●	Azalea Hills – a 41 lot, all-age community situated on 7.46 acres and located in Gastonia, North Carolina, a suburb of Charlotte, North Carolina.

●	Holly Faye – a 35 lot all-age community situated on 8.01 acres and located in Gastonia, North Carolina, a suburb of Charlotte North Carolina.

●	Lakeview – a 84 lot all-age community situated on 17.26 acres in Spartanburg, South Carolina.

●	Chatham Pines – a 49 lot all-age community situated on 23.57 acres and located in Chapel Hill, North Carolina.

●	Maple Hills – a 73 lot all-age community situated on 21.20 acres and located in Mills River, North Carolina, which is part of the Asheville, North Carolina, Metropolitan Statistical Area.

●	Hunt Club Forest – a 78 lot all-age community situated on 13.02 acres and located in the Columbia, South Carolina metro area.

●	B&D – a 95 lot all-age community situated on 17.75 acres and located in Chester, South Carolina.

●	Crestview – a 113 lot all-age community situated on 17.1 acres and located in the Ashville, NC MSA, North Carolina, Metropolitan Statistical Area.

●	Spring Lake – three all-age communities with 226 lots situated on 72.7 acres and located in Warner Robins, Georgia.

●	ARC – five all-age communities with 187 lots situated on 39.34 acres and located in Lexington, South Carolina.

●	Countryside – a 109 lot all-age community situated on 35 acres and located in Lancaster, North Carolina.

●	Evergreen – a 64 lot all-age community situated on 28.4 acres and located in Dandridge, Tennessee.

●	Golden Isles – a 118 lot all-age community situated on 16.76 acres and located in Brunswick, Georgia.
●	Anderson – ten all-age communities with 179 lots situated on 50 acres and located in Anderson, South Carolina

● ●

Capital View – a 32 lot all-age community situated on 10.65 acres and located in Gaston, South Carolina

Hidden Oaks – a 43 lot all-age community situated on 8.96 acres and located in West Columbia, South Carolina

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

Subsequent to September 30, 2021, the Company completed three closings of the Regulation A offering pursuant to which the Company sold an aggregate of 980 shares of Series C Preferred Stock to investors for total gross proceeds of $980,000. After deducting the broker dealer commission, escrow fee, and dealer manager fee, the Company received net proceeds of $913,851.

North Raleigh Acquisition and Related Financing

On July 1, 2021, MHP Pursuits LLC, a wholly owned subsidiary of the Company, entered into a purchase and sale agreement (the “Franklin/Granville Purchase Agreement”) with Truman Properties LLC, Birdsong Properties LLC, CCE Properties LLC, and Youngsville MHP LLC for the purchase of five manufactured housing communities located in Franklin and Granville Counties, North Carolina consisting of 137 sites on approximately 135 acres for a total purchase price of $7,450,000. On October 22, 2021, MHP Pursuits LLC assigned the purchase agreement to the Company’s newly formed wholly owned subsidiary North Raleigh MHP LLC (“North Raleigh MHP”), pursuant to an assignment of purchase and sale agreement. On October 25, 2021, closing of the purchase agreement was completed and North Raleigh MHP purchased the communities. Proforma financial information for North Raleigh MHP is included in the unaudited proforma combined results of operations in Note 5.

In connection with the closing, on October 25, 2021, North Raleigh MHP entered into a loan agreement with Liberty Bankers Life Insurance Company (“Liberty”) for a loan in the principal amount of $5,323,000 and North Raleigh MHP issued a promissory note to Liberty for the same amount.

The Liberty note bears interest at a rate of 4.75% per annum with payments to begin December 1, 2021 and matures on November 1, 2026. Principal and interest, in the amount of $30,347 per month, shall be due and payable based on a twenty-five (25) year amortization schedule. North Raleigh MHP may prepay the Liberty note in part or in full at any time if it pays a prepayment premium calculated in accordance with the Liberty loan agreement.

The Liberty loan is secured by a first priority security interest in the property pursuant to an assignment of leases, rents, and profits and a deed of trust, security agreement and fixture filing with assignment of rents that North Raleigh MHP entered into with the lender. The Liberty loan is guaranteed by the Company pursuant to a limited guaranty agreement dated October 25, 2021.

On October 22, 2021, the Company entered into a loan agreement with Metrolina, a related party due to its significant ownership,  for a loan in the principal amount of $1,500,000 and issued a promissory note to the lender for the same amount. The funds from the Metrolina note were used to pay the remainder of the purchase price, or $2,127,000, and closing costs.

The Metrolina note bears interest at a rate of 18% per annum with payments to begin November 1, 2021 and matures on April 1, 2023. Monthly payments for the term of the note shall be interest-only based on the principal outstanding and days in the period. During the first six months of the note, any prepayment would require the Company to pay a yield maintenance fee equal to six months of interest. Thereafter, the loan may be prepaid at any time without penalty or fee. The Metrolina note is unsecured and is guaranteed by Raymond M. Gee.

The loan agreements contain customary closing conditions, representations and warranties, financial and other covenants and events of default for loans of their type.

Idlewild Acres Purchase and Sale Agreement

On October 20, 2021, MHP Pursuits LLC entered into a purchase and sale agreement with Gary Coffey for the purchase of a manufactured housing community located in Morganton, North Carolina consisting of 61 sites on approximately 31.29 acres for a total purchase price of $2,750,000. As of November 15, 2021, closing of this agreement has not occurred.

Alterri Purchase and Sale Agreement

On October 22, 2021, MHP Pursuits LLC entered into a purchase and sale agreement with Alterri Properties LLC for the purchase of two manufactured housing communities located in Asheboro, North Carolina consisting of 84 sites on approximately 45.4 acres for a total purchase price of $2,750,000. As of November 15, 2021, closing of this agreement has not occurred.

Sunnyland Purchase and Sale Agreement

On November 3, 2021, MHP Pursuits LLC entered into a purchase and sale agreement with Billie Jean Faust for the purchase of a manufactured housing community located in Byron, Georgia consisting of 73 sites on approximately 18.57 acres for a total purchase price of $2,200,000. As of November 15, 2021, closing of this agreement has not occurred.

York Purchase and Sale Agreement

On November 2, 2021, Bull Creek LLC, a VIE, entered into a purchase and sale agreement with Rachel Holler for the purchase of 150 acres of undeveloped land and a mobile home community with 60 sites on approximately 10 acres in York, South Carolina for a total purchase price of $2,200,000. As of November 15, 2021, closing of this agreement has not occurred.

Springlake Refinance

On November 12, 2021, Springlake MHP LLC  entered into a loan agreement with First Bank for a loan in the principal amount of $4,016,250 and issued a promissory note to the lender in the same amount. The funds from the loan were used on November 12, 2021 to pay off the Springlake MHP LLC with Truist Bank which was set to mature November 14, 2021.

The First Bank note bears interest at the lesser of the Wall Street Journal prime rate plus one percent or 4.75% per annum with payments to begin January 10, 2022 and matures on December 10, 2026. Payment for the first twelve (12) months of the term of the note shall be interest-only based on the principal outstanding, days in the period, and daily interest rate. Thereafter, principal and interest shall be due and payable based on a twenty-five (25) year amortization schedule. Springlake MHP LLC may prepay the note in part or in full subject to exit fees set out in the loan agreement.

The First Bank loan is secured by a first-priority security interest in the land and lot rent due under all leases  and is guaranteed by the Company and Raymond M. Gee.

Also on November 12, 2021, Gvest Springlake Homes LLC, a wholly owned subsidiary of our VIE, Gvest Finance LLC, entered into a loan and security agreement with First Bank for a line of credit in the principal amount of $2,000,000 and issued a promissory note to the lender in the same amount. The immediate advance of funds from the line of credit was used to pay off Gvest Finance LLC’s loan with 21st Mortgage and the outstanding balance of the Line of Credit – Floor Plan Financing Facility (see Note 6). The Line of Credit – Floor Plan and Rental Financing Facilities remain available to Gvest Finance LLC after the payoff.

The First Bank line of credit bears interest at the lesser of the Wall Street Journal prime rate plus one percent or 6.75% per annum with principal and interest payments to begin on January 10, 2022. Principal and interest payments shall be due and payable on each advance allocated to each new home based on a fifteen (15) year amortization period and each advance allocated to a used home will be based on an amortization period ranging from twelve to five years determined by the age of the used home. The note matures on December 10, 2026. Gvest Springlake Homes LLC may prepay the note in full subject to exit fees set out in the loan agreement. Additionally, Gvest Springlake Homes LLC is required to make to mandatory prepayments prior to the maturity date if for any reason the aggregate principal amount of the loan outstanding exceeds $2,000,000, upon sale of a home securing the loan, the home collateral becomes ineligible as defined by the loan agreement, or if Springlake MHP LLC pays of its land loan with First Bank.

The First Bank line of credit loan is secured by a first-priority security interest in rent due under all leases and all assets owned by Gvest Springlake Homes LLC and is guaranteed by Gvest Finance and Raymond M. Gee pursuant to guaranty agreements dated November 12, 2021.

Both loan agreements contain customary representations and warranties, financial and other covenants and events of default for loans of their type.

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table sets forth key components of our results of operations during the three months ended September 30, 2021 and 2020, both in dollars and as a percentage of our revenues.

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$2,250,169	99.60%	$1,700,963	100.00%
Property sales	9,000	0.40%	-	-
Total revenues	2,259,169	100.00%	1,700,963	100.00%
Community operating expenses
Repair and maintenance	177,878	7.87%	114,254	6.72%
Real estate taxes	97,328	4.31%	63,246	3.72%
Utilities	189,022	8.37%	153,850	9.04%
Insurance	35,315	1.56%	28,656	1.68%
General and administrative expense	218,830	9.69%	157,733	9.27%
Total community operating expenses	718,373	31.80%	517,739	30.44%
Corporate payroll and overhead	580,109	25.68%	310,136	18.23%
Depreciation expense	507,493	22.46%	447,266	26.29%
Interest expense	546,065	24.17%	440,997	25.93%
Total expenses	2,352,040	104.11%	1,716,138	100.89%
Net loss	$(92,871)	(4.11)%	$(15,175)	(0.89)%
Variable interest entity share of net income (loss)	(516,506)	(22.86)%	41,649	2.45%
Net income (loss) attributable to our company	$423,635	18.75%	$(56,824)	(3.34)%
Preferred stock dividends and put option value accretion	557,580	24.68%	432,845	25.45%
Net loss attributable to common stockholders	$(133,945)	(5.93)%	$(489,669)	(28.79)%

Revenues. For the three months ended September 30, 2021, we had total revenues of $2,259,169, as compared to $1,700,963 for the three months ended September 30, 2020, an increase of $558,206, or 32.82%. The increase in revenues between the periods was primarily due to home sales in 2021 of $9,000 and $420,230 of rental income from the Golden Isles property acquired on March 31, 2021 and the Anderson, Capital View, and Hidden Oaks properties acquired in July and September 2021. The remaining increase was due to occupancy and rental rate increases.

Community Operating Expenses. For the three months ended September 30, 2021, we had total community operating expenses of $718,373, as compared to $517,739 for the three months ended September 30, 2020, an increase of $200,634, or 38.75%. This increase was largely driven by an increase in repairs and maintenance expense of $63,624 as we stabilized our newly acquired communities, an increase in real estate taxes of $34,082 on newly acquired communities, and an increase of $83,201 in park payroll expense as we hired additional employees on-site as we acquired new parks to support our growth and efficiency.

Corporate Payroll and Overhead Expenses. For the three months ended September 30, 2021, we had corporate payroll and overhead expenses of $580,109, as compared to $310,136 for the three months ended September 30, 2020, an increase of $269,973 or 87.05%. Such increase was primarily due to increased payroll by $169,277 from adding corporate personnel to support our growth and increased marketing and conference expenses by $109,140 in an effort to raise capital and promote our Regulation A offering.

Depreciation Expense. For the three months ended September 30, 2021, we had depreciation expense of $507,493, as compared to $447,266 for the three months ended September 30, 2020, an increase of $60,227, or 13.47%. The increase was primarily due to depreciation expense of $55,001 related to Golden Isles and Anderson assets acquired subsequent to September 30, 2020.

Interest Expense. For the three months ended September 30, 2021, we had interest expense of $546,065, as compared to $440,997 for the three months ended September 30, 2020, an increase of $105,068 or 23.83%. The increase was primarily related to interest of $70,421 on debt incurred subsequent to September 30, 2020 for the acquisitions of Golden Isles, Anderson, Capital View, and Hidden Oaks communities as well as new mobile homes added to Springlake in 2021. The increase was also due to $22,043 of dividends to preferred shareholders issued during the three months ended September 30, 2021 which are included in interest expense given the liability treatment of the mandatorily redeemable Series C Preferred Stock.

Net Loss. The factors described above resulted in a net loss of $92,871 for the three months ended September 30, 2021, as compared to $15,175 for the three months ended September 30, 2020, an increase of $77,696, or 512.00%.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table sets forth key components of our results of operations during the nine months ended September 30, 2021 and 2020, both in dollars and as a percentage of our revenues.

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$5,690,227	98.71%	$4,642,898	100.00%
Property sales	74,244	1.29%	-	-
Total revenues	5,764,471	100.00%	4,642,898	100.00%
Community operating expenses
Repair and maintenance	401,068	6.96%	282,414	6.08%
Real estate taxes	296,568	5.14%	235,045	5.06%
Utilities	488,334	8.47%	429,455	9.25%
Insurance	103,712	1.80%	119,956	2.58%
General and administrative expense	522,952	9.07%	414,696	8.93%
Total community operating expenses	1,812,634	31.44%	1,481,566	31.91%
Corporate payroll and overhead	1,744,576	30.26%	1,081,496	23.29%
Depreciation expense	1,411,158	24.48%	1,259,713	27.13%
Interest expense	1,439,419	24.97%	1,435,802	30.92%
Refinancing costs	16,675	0.29%	-	-
Total expenses	6,424,462	111.45%	5,258,577	113.26%
Other Income	139,300	2.42%	-	-
Net loss	$(520,691)	(9.03)%	$(615,679)	(13.26)%
Variable interest entity share of net income (loss)	(343,073)	(5.95)%	41,972	0.90%
Net loss attributable to our company	$(177,618)	(3.08)%	$(657,651)	(14.16)%
Preferred stock dividends and put option value accretion	1,627,254	28.23%	1,355,217	29.19%
Net loss attributable to common stockholders	$(1,804,872)	(31.31)%	$(2,012,868)	(43.35)%

Revenues. For the nine months ended September 30, 2021, we had total revenues of $5,764,471, as compared to $4,642,898 for the nine months ended September 30, 2020, an increase of $1,121,573, or 24.16%. The increase in revenues between the periods was primarily due to three complete quarters of rental income of $273,612 from the Evergreen and Countryside manufactured housing communities that were purchased in March of 2020, property sales in 2021 of $74,244, $137,905 of rental income from the Golden Isles property acquired on March 31, 2021, and $361,143 of rental income from the Anderson, Capital View, and Hidden Oaks properties acquired during the third quarter of 2021. The remaining increase was due to occupancy and rental rate increases.

Community Operating Expenses. For the nine months ended September 30, 2021, we had total community operating expenses of $1,812,634, as compared to $1,481,566 for the nine months ended September 30, 2020, an increase of $331,068, or 22.35%. This increase was largely driven by an increase in repairs and maintenance expense of $118,654 as we stabilized newly acquired communities, an increase in real estate taxes of $61,523 on newly acquired communities, and an increase of $125,239 in park payroll expense as we hired additional employees on-site as we acquired new parks to support our growth and efficiency.

Corporate Payroll and Overhead Expenses. For the nine months ended September 30, 2021, we had corporate payroll and overhead expenses of $1,744,576, as compared to $1,081,496 for the nine months ended September 30, 2020, an increase of $663,080 or 61.31%. Such increase was primarily due to increased corporate payroll by $415,432  from adding corporate personnel to support our growth, increased travel expenses by $37,408 with new hires commuting and travel to conferences in an effort to raise capital, and a $72,000 increase in rent expense for our corporate office.

Depreciation Expense. For the nine months ended September 30, 2021, we had depreciation expense of $1,411,158, as compared to $1,259,713 for the nine months ended September 30, 2020, an increase of $151,445, or 12.02%. The increase was primarily due to an increase of $83,459 from three complete quarters of depreciation expense for two communities acquired in March 2020, depreciation expense of $35,102 related to Golden Isles assets acquired on March 31, 2021 and $37,805 depreciation expense related to Anderson, Capital View, and Hidden Oaks assets acquired in the third quarter of 2021 offset by a decrease in depreciation due to the sale of Butternut in 2020.

Interest Expense. For the nine months ended September 30, 2021, we had interest expense of $1,439,419, as compared to $1,435,802 for the nine months ended September 30, 2020, a net increase of $3,617 or 0.25%. The increase was primarily related to the increase in interest expense of $84,403 on additional debt incurred to acquire new properties in 2021 and an increase of $22,043 from dividends to preferred shareholders which are included in interest expense given the liability treatment of the mandatorily redeemable Series C Preferred Stock, offset by decreases due to the payoff and termination of our related party line of credit and refinancing of several of our loans subsequent to September 30, 2020.

Other Income. For the nine months ended September 30, 2021, we had other income of $139,300 recognized upon the forgiveness of our Paycheck Protection Program loan by the Small Business Administration in June 2021 compared to $0 for the nine months ended September 30, 2020.

Net Loss. The factors described above resulted in a net loss of $520,691 for the nine months ended September 30, 2021, as compared to $615,679 for the nine months ended September 30, 2020, a decrease of $94,988, or 15.43%.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $2,202,262, including restricted cash of $541,620. In addition to cash generated through operations, we use a variety of sources to fund our cash needs, including acquisitions. We intend to continue to increase our real estate investments. Our business plan includes acquiring communities that yield in excess of our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. Our ability to continue acquiring communities are dependent on our ability to raise capital. There is no guarantee that any of these additional opportunities will materialize or that we will be able to take advantage of such opportunities. The growth of our real estate portfolio depends on the availability of suitable properties which meet our investment criteria and appropriate financing.

We will require additional funding to finance the growth of our current and expected future operations as well as to achieve its strategic objectives. We believe that our current available cash along with anticipated revenues will be sufficient to meet our cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$2,669,208	$1,017,584
Net cash used in investing activities	(3,633,161)	(1,965,528)
Net cash provided by (used in) financing activities	1,177,358	(1,099,677)
Net increase (decrease) in cash and cash equivalents	213,405	(2,047,621)
Cash and cash equivalents at beginning of period	1,988,857	4,147,411
Cash and cash equivalents at end of period	$2,202,262	$2,099,790

Net cash provided by operating activities was $2,669,208 for the nine months ended September 30, 2021, as compared to $1,017,584 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the net loss of $520,691 and debt extinguishment of $139,300, offset by depreciation in the amount of $1,411,158, a decrease in other assets of $1,259,065, and an increase in tenant security deposits of $202,468, were the primary drivers of the net cash provided by operating activities. For the nine months ended September 30, 2020, the net loss of $615,679 offset by depreciation in the amount of $1,259,713, amortization of debt discount in the amount of $117,604 and a decrease in other assets in the amount of $145,142 were the primary drivers of the net cash provided by operating activities.

Net cash used in investing activities was $3,633,161 for the nine months ended September 30, 2021, as compared to $1,965,528 for the nine months ended September 30, 2020. Net cash used in investing activities for the nine months ended September 30, 2021 consisted of capital improvements of $1,243,161 and the purchase of investment properties of $2,390,000, while net cash used in investing activities for the nine months ended September 30, 2020 consisted capital improvements in the amount of $964,528 and the purchase of investment properties in the amount of $1,001,000.

Net cash provided by financing activities was $1,177,358 for the nine months ended September 30, 2021, as compared to $1,099,677 net cash used in financing activities for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, net cash provided by financing activities consisted of proceeds from the issuance of preferred stock of $3,509,484, offset by preferred share dividends of $718,078, repayment of notes payable $458,844, and payment of mortgage costs recorded as debt discount of $927,191. For the nine months ended September 30, 2020, net cash used in financing activities consisted of proceeds from the issuance of preferred stock in the amount of $1,910,983 and proceeds from notes payable in the amount of $418,134, offset by repayment of related party line of credit in the amount of $1,730,000, repayment of notes payable in the amount of $679,233, preferred stock dividends in the amount of $592,008, payment of mortgage costs recorded as debt discount of $238,224 and repayment of related party note payable of $192,326.

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

In total, we sold an aggregate of 758,551 shares of Series B Preferred Stock for total gross proceeds of $7,585,510. After deducting a placement fee and other expenses, we received net proceeds of $7,185,717 and issued 29,000 shares of Common Stock to holders of Series B Preferred Stock.

Current Regulation A Offering

In June 2021, we launched a new offering under Regulation A of Section 3(6) of the Securities Act for Tier 2 offerings, pursuant to which we are offering up to 47,000 shares of Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) at an offering price of $1,000 per share for a maximum offering amount of $47 million.

During the nine months ending September 30, 2021, the Company sold an aggregate of 2,434 shares of Series C Preferred Stock for total gross proceeds of $2,434,000. After deducting a placement fee and other expenses, the Company received net proceeds of $2,266,955.

Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities and mobile homes. These promissory notes range from 3.31% to 6.62% with 5 to 30 years principal amortization. Two of the promissory notes had initial 12 month, seven have an initial 24 month, one has an initial 60 month, and one promissory note has a 180 month period of interest only payments. The promissory notes are secured by the real estate assets and $33,126,883 for sixteen loans were guaranteed by Raymond M. Gee, the Company’s chairman, chief executive officer and owner of the principal stockholder of the Company.

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

As of September 30, 2021, the outstanding balance on these notes was $40,199,689. The following are the terms of these notes:

	Maturity Date	Interest Rate	Balance 09/30/21	Balance 12/31/20
Pecan Grove MHP LLC	02/22/29	5.250%	2,986,791	3,037,625
Azalea MHP LLC	03/01/29	5.400%	795,701	810,741
Holly Faye MHP LLC	03/01/29	5.400%	579,825	579,825
Chatham MHP LLC	04/01/24	5.875%	1,708,006	1,734,828
Lakeview MHP LLC	03/01/29	5.400%	1,812,446	1,832,264
B&D MHP LLC	05/02/29	5.500%	1,789,424	1,818,303
Hunt Club MHP LLC	01/01/33	3.430%	2,410,247	2,445,011
Crestview MHP LLC	12/31/30	3.25%	4,714,717	4,800,000
Maple Hills MHP LLC	12/01/30	3.25%	2,357,359	2,400,000
Springlake MHP LLC*	11/14/21	3.310%	4,000,000	4,000,000
ARC MHP LLC	01/01/30	5.500%	3,829,029	3,885,328
Countryside MHP LLC	03/20/50	5.500%	1,690,130	1,700,000
Evergreen MHP LLC	04/01/32	3.990%	1,120,305	1,135,502
Golden Isles MHP LLC	03/31/26	4.000%	787,500	-
Anderson MHP LLC	07/10/26	5.210%	2,153,807	-
Capital View MHP LLC	09/10/26	5.390%	817,064	-
Hidden Oaks MHP LLC	09/10/26	5.330%	823,440	-
Gvest Finance LLC (B&D homes)	05/01/24	5.000%	666,853	694,640
Gvest Finance LLC (Countryside homes)	03/20/50	5.500%	1,292,454	1,300,000
Gvest Finance LLC (Golden Isles homes)	03/31/36	4.000%	787,500	-
Gvest Finance LLC (Springlake homes)*	04/01/36	6.620%	311,402	-
Gvest Anderson Homes LLC	07/10/26	5.210%	2,006,193	-
Gvest Capital View Homes LLC	09/10/26	5.390%	342,936	-
Gvest Hidden Oaks	09/10/26	5.330%	416,560	-
PPP Loan	05/01/22	1.000%	-	139,300
Total note payables			40,199,689	32,313,367
Discount Direct Lender Fees			(1,588,591)	(1,096,629)
Total net of Discount			$38,611,098	$31,216,738

*	The Springlake MHP LLC and Gvest Finance LLC (Springlake homes) notes listed above were refinanced on November 12, 2021. See Note 10 for more details.

Revolving Promissory Note

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. In December 2020, we paid off the full balance. As of September 30, 2021 and December 31, 2020, the outstanding balance on this note was $0; however, the line of credit is still available to the Company.

Line of Credit – Occupied Home Facility

On December 24, 2020, Gvest Homes I LLC entered into a loan agreement with a lender for a commitment amount of up to $20,000,0000 provided that only up to $8,500,000 is to be used for used homes. The agreement requires the maintenance of certain financial ratios and other affirmative and negative covenants.

The loan bears interest at 8.375% and maturity date of the loan is January 1, 2030. Pursuant to the agreement, the Company is obligated to pay a fee to the lender equal to 1% of the amount of each advance which funding fee shall be deducted from the then available commitment amount. The advances are guaranteed by Raymond M. Gee.

On December 24, 2020 the lender agreed to advance $3,348,967 to the Company. The lender agreed to increase this amount to $3,422,260 offset with payments made by the Company of $35,073 during the nine months ended September 30, 2021, of which $850,000 was due from the lender as of the balance sheet date. As of September 30, 2021 and December 31, 2020, the outstanding balance on this line of credit was $3,387,187 and $3,348,967, respectively presented on the balance sheet net of discount direct lender fees of $124,693 and $134,051, respectively.

Line of Credit – Floor Plan Financing Facility

On July 26, 2021, Gvest Finance LLC entered into a floorplan credit agreement, rental homes credit agreement, and a credit and security supplemental agreement pursuant to which the lender has agreed to make available to Gvest Finance LLC a secured credit facility whose joint aggregate credit limit is $5,000,000, consisting of (i) a credit limit of up to $1,000,000 under the floorplan line to be used to finance the acquisition of manufactured homes for retail sale and (ii) a credit limit of up to $4,000,000 under a rental line to finance the acquisition of rental homes. The lender subsequently agreed to extend the credit limit for the floorplan line to $2,000,000. As of September 30, 2021 and 2020, the balance on the floorplan line of credit was $1,626,863 and $0, respectively, and Gvest Finance LLC has not borrowed funds under the rental homes line of credit. This facility was refinanced on November 12. 2021 and the original lines of credit remain available to the Company. See Note 10 for more details.

The floorplan line of credit interest is calculated at a schedule as follows: (i) Day 1-360: LIBOR plus 6% per annum; (ii) Day 361-720: LIBOR plus 7% per annum; and (iii) Day 721+: LIBOR plus 8% per annum. Interest shall also accrue at the lesser of (a) the “LIBOR Rate”, plus 10% per annum and (b) the maximum lawful rate of interest permitted under applicable law. Interest shall be payable monthly, in arrears, and shall be due and payable on or before the 15th day of the month following the month in which such interest accrues. During the three and nine months ended September 30, 2021 and 2020, total interest expense was $0.

The maturity date of the of the floorplan line of credit will vary based on each statement of financial transaction (“SOFT”), a report identifying the funded homes and the applicable financial terms. Gvest Finance LLC promises to repay each floor plan advance as follows: (i) Gvest Finance LLC shall pay a principal amount in an amount equal to the original principal amount of such advance multiplied by the percentage specified in the applicable SOFT, commencing on the 15th day of the first full month after the first anniversary of any advance and continuing on the 15th day of each month thereafter; (ii) interest shall be payable monthly, in arrears, and shall be due and payable on or before the 15th day of the month following the month in which such interest accrues; and (iii) Gvest Finance shall pay to lender an amount equal to the original invoice price of such homes inventory, less all principal payments made with respect to such inventory pursuant to (ii) above, plus all billed and unpaid interest and any applicable fees, upon the sale of inventory financed or refinanced by lender.

The floorplan line of credit agreement contains customary events of default and customary representations, warranties, and other covenants for loans of this type.

The floorplan and rental lines of credit are guaranteed by Raymond M. Gee.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of the unaudited condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on March 31, 2021.

During the three and nine months ended September 30, 2021, there were no significant changes in our accounting policies and estimates other than the newly adopted accounting standards that are disclosed in Note 1 to our unaudited condensed consolidated financial statements.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2021. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and further referenced below, which we are still in the process of remediating as of September 30, 2021, our disclosure controls and procedures were not effective.

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021, our management identified the following material weaknesses:

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

During the nine months ended September 30, 2021, the Company hired a new vice president of finance who assists with the functions of the accounting department. This hire has led to more segregation of duties and levels of review in our day-to-day accounting functions, reporting, and closing procedures which historically have been material weaknesses for the Company in internal controls.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended September 30, 2021 that were not previously disclosed in a current report on Form 8-K  .

During the three months ended September 30, 2021, we did not repurchase any shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of fiscal year 2021 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed on April 19, 2018)
3.2	Certificate of Designation of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 2.2 to the Offering Statement on Form 1-A filed on May 9, 2019)
3.3	Certificate of Designation of Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 5, 2019)
3.4*	Certificate of Designation of Series C Cumulative Redeemable Preferred Stock
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on April 19, 2018)
10.1	Purchase and Sale Agreement, dated February 11, 2021, between Gilmer and Sons Mobile Homes Sales and Rentals, Inc. and MHP Pursuits LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 30, 2021)
10.2	Assignment of Purchase and Sale Agreement, dated July 16, 2021, between MHP Pursuits LLC and Anderson MHP LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 30, 2021)
10.3	Loan Agreement, dated July 20, 2021, between Anderson MHP LLC and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 30, 2021)
10.4	Promissory Note issued by Anderson MHP LLC to Vanderbilt Mortgage and Finance, Inc. on July 20, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 30, 2021)
10.5	Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, dated July 16, 2021, between Anderson MHP LLC and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 30, 2021)
10.6	Security Agreement and Assignment of Rents, dated July 20, 2021, between Gvest Anderson Homes LLC and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on July 30, 2021)
10.7	Guaranty, dated July 20, 2021, between Gvest Anderson Homes LLC and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 30, 2021)
10.8	Floorplan Credit and Security Agreement, dated July 26, 2021, between Gvest Finance LLC and Triad Financial Services, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 27, 2021)
10.9	Community Rental Homes Credit and Security Agreement, dated July 26, 2021, between Gvest Finance LLC and Triad Financial Services, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 27, 2021)
10.10	Credit and Security Supplemental Agreement, dated July 26, 2021, between Gvest Finance LLC and Triad Financial Services, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 27, 2021)
10.11	Purchase and Sale Agreement, dated May 18, 2021, between JMC Enterprise Inc. and MHP Pursuits LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 8, 2021)
10.12	Assignment of Purchase and Sale Agreement, dated September 9, 2021, among MHP Pursuits LLC, Capital View MHP LLC and Gvest Capital View Homes LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 8, 2021)
10.13	Loan Agreement, dated September 10, 2021, among Capital View MHP LLC, Gvest Capital View Homes LLC and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 8, 2021)
10.14	Promissory Note issued by Capital View MHP LLC and Gvest Capital View Homes LLC to Vanderbilt Mortgage and Finance, Inc. dated September 10, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 8, 2021)
10.15	Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, dated September 9, 2021, between Capital View MHP LLC and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 8, 2021)

10.16	Purchase and Sale Agreement, dated May 17, 2021, between Sandlapper Hidden Acres LLC and MHP Pursuits LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on October 8, 2021)
10.17	Assignment of Purchase and Sale Agreement, dated September 14, 2021, among MHP Pursuits LLC, Hidden Oaks MHP LLC and Gvest Hidden Oaks Homes LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on October 8, 2021)
10.18	Loan Agreement, dated September 16, 2021, among Hidden Oaks MHP LLC, Gvest Hidden Oaks Homes LLC and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on October 8, 2021)
10.19	Promissory Note issued by Hidden Oaks MHP LLC and Gvest Hidden Oaks Homes LLC to Vanderbilt Mortgage and Finance, Inc. dated September 16, 2021 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on October 8, 2021)
10.20	Security Agreement and Assignment of Rents, dated September 16, 2021, among Hidden Oaks MHP LLC, Gvest Hidden Oaks Homes LLC and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on October 8, 2021)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2021	MANUFACTURED HOUSING PROPERTIES INC.

/s/ Raymond M. Gee
Name: Raymond M. Gee
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Michael Z. Anise
Name: Michael Z. Anise
Title: President and Chief Financial Officer
(Principal Financial and Accounting Officer)