Form 10-K
period 2021-12-31
MANUFACTURED HOUSING PROPERTIES INC.
filed 2022-03-31
CIK 1277998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on OTC Pink Market) was approximately $1,647,522. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2022, there were a total of 12,403,680 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Manufacturing Housing Properties Inc.

Annual Report on Form 10-K

Year Ended December 31, 2021

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “our” and “our company” refer to Manufactured Housing Properties Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities, or VIE’s.

Special Note Regarding Forward Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation: statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; statements regarding our financing plans or growth strategies; statements concerning litigation or other matters; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

ii

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

We own and operate forty-three manufactured housing communities containing approximately 2,037 developed sites and 1,045 company-owned manufactured homes. Our communities are located in Georgia, North Carolina, South Carolina and Tennessee. See Item 2. “Properties” for a description of these manufactured housing communities.

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

In connection with our acquisitions of manufactured housing communities, we have established various limited liability companies and VIEs to hold the acquired properties. Following is a summary of our subsidiaries and VIEs. All intercompany transactions and balances have been eliminated in consolidation. We do not have a majority or minority interest in any other company, either consolidated or unconsolidated.

Name of Subsidiary	State of Formation	Date of Formation	Ownership
Pecan Grove MHP LLC	North Carolina	October 12, 2016	100%
Azalea MHP LLC	North Carolina	October 25, 2017	100%
Holly Faye MHP LLC	North Carolina	October 25, 2017	100%
Chatham Pines MHP LLC	North Carolina	October 31, 2017	100%
Maple Hills MHP LLC	North Carolina	October 31, 2017	100%
Lakeview MHP LLC	South Carolina	November 1, 2017	100%
MHP Pursuits LLC	North Carolina	January 31, 2019	100%
Mobile Home Rentals LLC	North Carolina	September 30, 2016	100%
Hunt Club MHP LLC	South Carolina	March 8, 2019	100%
B&D MHP LLC	South Carolina	April 4, 2019	100%
Crestview MHP LLC	North Carolina	June 28, 2019	100%
Springlake MHP LLC	Georgia	October 10, 2019	100%
ARC MHP LLC	South Carolina	November 13, 2019	100%
Countryside MHP LLC	South Carolina	March 12, 2020	100%
Evergreen MHP LLC	Tennessee	March 17, 2020	100%
Golden Isles MHP LLC	Georgia	March 16, 2021	100%
Anderson MHP LLC	South Carolina	June 2, 2021	100%
Capital View MHP LLC	South Carolina	August 6, 2021	100%
Hidden Oaks MHP LLC	South Carolina	August 6, 2021	100%
North Raleigh MHP LLC	North Carolina	September 16, 2021	100%
Carolinas 4 MHP LLC	North Carolina	November 30, 2021	100%
Charlotte 3 Park MHP LLC	North Carolina	December 10, 2021	100%
Sunnyland MHP LLC*	Georgia	January 2, 2022	100%
Warrenville MHP LLC*	South Carolina	February 15, 2022	100%
Gvest Finance LLC	North Carolina	December 11, 2018	VIE
Gvest Homes I LLC	Delaware	November 9, 2020	VIE
Brainerd Place LLC	Delaware	February 24, 2021	VIE
Bull Creek LLC	Delaware	April 13,2021	VIE
Gvest Anderson Homes LLC	Delaware	June 22, 2021	VIE
Gvest Capital View Homes LLC	Delaware	August 6, 2021	VIE
Gvest Hidden Oaks Homes LLC	Delaware	August 6, 2021	VIE
Gvest Springlake Homes LLC	Delaware	September 24, 2021	VIE
Gvest Carolinas 4 Homes LLC	Delaware	November 13, 2021	VIE
Gvest Sunnyland Homes LLC*	Delaware	January 6, 2022	VIE
Gvest Warrenville Homes LLC*	Delaware	February 14, 2022	VIE

*	During the year ended December 31, 2021, there was no activity in Sunnyland MHP LLC, Warrenville MHP LLC, Gvest Sunnyland Homes LLC and Gvest Warrenville Homes LLC.

In December 2020, we entered into a property management agreement with Gvest Finance LLC, a company owned and controlled by our parent company, Gvest Real Estate Capital LLC, an entity whose sole owner is Raymond M. Gee, our chairman and chief executive officer, and have subsequently entered into property management agreements with Gvest Homes I LLC, Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Springlake Homes LLC, Gvest Carolinas 4 Homes LLC, Gvest Sunnyland Homes LLC, and Gvest Warrenville Homes LLC, which are wholly owned subsidiaries of Gvest Finance LLC. Under the property management agreements, we manage homes owned by the VIEs and the VIEs remit to our company all income, less any sums paid out for debt service plus 5% of the debt service payment.

Additionally, during 2021, we formed two entities, Brainerd Place LLC and Bull Creek LLC, for the purpose of exploring opportunities to develop mobile home communities. We own 49% of these entities and Gvest Real Estate LLC, an entity whose sole owner is Raymond M. Gee, our chairman and chief executive officer, owns 51%. We also executed operating agreements with these entities which designate Gvest Capital Management LLC, a company owned and controlled by Gvest Real Estate Capital LLC, as manager with the authority, power, and discretion to manage and control the entities’ business decisions. The operating agreements require us to make cash contributions to the entities to fund their activities, operations, and existence, if we approve the contribution requests from the manager, which ultimately provides us with power to direct the economically significant activities of these entities.

Pursuant to U.S. generally accepted accounting principles, or GAAP, a company with interests in a VIE must consolidate the entity if the company is deemed to be the primary beneficiary of the VIE; that is, if it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Such a determination requires management to evaluate circumstances and relationships that may be difficult to understand and to make a significant judgment, and to repeat the evaluation at each subsequent reporting date. Primarily due to our common ownership by Mr. Gee, our power to direct the activities of these entities that most significantly impact their economic performance, and the fact that we have the obligation to absorb losses or the right to receive benefits from these entities that could potentially be significant to these entities, the entities listed above are considered to be VIEs in accordance with applicable GAAP.

2021 Acquisitions

During 2021, we acquired twenty-four manufactured housing communities via newly formed subsidiaries and VIEs consisting of 806 total sites for an aggregate purchase price of $25,975,000:

●	On March 31, 2021, we purchased a manufactured housing community located in Brunswick, Georgia consisting of 113 sites on approximately 17 acres for a total purchase price of $2,325,000. Our subsidiary Golden Isles MHP LLC purchased the land and land improvements and our VIE, Gvest Finance LLC, purchased the homes.

●	On July 20, 2021, we purchased ten manufactured housing communities located in Anderson County, South Carolina consisting of 178 sites on approximately 50 acres and for a total purchase price of $5,200,000. Our subsidiary Anderson MHP LLC purchased the land and land improvements and Gvest Anderson Homes LLC, a wholly owned subsidiary of Gvest Finance LLC, purchased the homes.

●	On September 10, 2021, we purchased a manufactured housing community located in Lexington County, South Carolina consisting of 32 sites on approximately 10 acres a total purchase price of $1,450,000. Our subsidiary Capital View MHP LLC purchased the land and land improvements and Gvest Capital View Homes LLC, a wholly owned subsidiary of Gvest Finance LLC, purchased the homes.

●	On September 16, 2021, we purchased a manufactured housing community located in Lexington County, South Carolina consisting of 44 sites on approximately 9 acres for a total purchase price of $1,550,000. Our subsidiary Hidden Oaks MHP LLC purchased the land and land improvements and Gvest Hidden Oaks Homes LLC, a wholly owned subsidiary of Gvest Finance LLC, purchased the homes.

●	On October 25, 2021, our subsidiary North Raleigh MHP LLC purchased five manufactured housing communities located in Franklin and Granville Counties, North Carolina, consisting of 137 sites on approximately 135 acres for a total purchase price of $7,450,000.

●	On December 21, 2021, our subsidiary Charlotte 3 Park MHP LLC purchased three manufactured housing communities located in Charlotte, North Carolina and nearby cities of Kings Mountain, North Carolina and York, South Carolina consisting of 157 sites on approximately 78 acres for a total purchase price of $2,500,000.

●	On December 29, 2021, we purchased a manufactured housing community located in Morganton, North Carolina consisting of 61 sites on approximately 31 acres for a total purchase price of $2,750,000. Our subsidiary Carolinas 4 MHP LLC purchased the land and land improvements and Gvest Carolinas 4 Homes LLC, a wholly owned subsidiary of Gvest Finance LLC, purchased the homes.

●	On December 29, 2021, we purchased two manufactured housing communities located in Asheboro, North Carolina consisting of 84 sites on approximately 45 acres for a total purchase price of $2,750,000. Carolinas 4 MHP LLC purchased the land and land improvements, and Gvest Carolinas 4 Homes LLC purchased the homes.

The Manufactured Housing Community Sector

Manufactured housing communities are residential developments designed and improved for the placement of detached, single-family manufactured homes that are produced off-site and installed on residential sites within the community. The owner of a manufactured home leases the site on which it is located or the lessee of a manufactured home leases both the home and site on which the home is located.

We believe that manufactured housing is one of the only non-subsidized affordable housing options in the U.S. and that manufactured housing is an economically attractive alternative to traditional single-family and multi-family housing, as it provides a housing alternative that has characteristics of single-family housing (no shared walls, dedicated parking and a yard), yet is more attainable than single-family while being competitively priced to multi-family. Demand for housing affordability continues to increase, but supply of manufactured housing remains virtually static, as there are not many new manufactured housing communities being developed, and many are redeveloped to higher and better uses. We are committed to providing this affordable housing option and an improved level of service to our residents, while producing an attractive and stable risk adjusted return to our investors.

A manufactured housing community is a land-lease community designed and improved with home sites for the placement of manufactured homes and includes related improvements and amenities. Each homeowner in a manufactured housing community leases from the community a site on which a home is located. The manufactured housing community owner owns the underlying land, utility connections, streets, lighting, driveways, common area amenities, and other capital improvements and is responsible for enforcement of community guidelines and maintenance of the community. Generally, each homeowner is responsible for the maintenance of his or her home and upkeep of his or her leased site. In some cases, customers may rent homes with the community owner’s maintaining ownership and responsibility for the maintenance and upkeep of the home. This option provides flexibility for customers seeking a more affordable housing option and enables the community owner to meet a broader demand for housing and improve occupancy and cash flow.

We believe that manufactured housing communities have several characteristics that make them an attractive investment when compared to certain other types of real estate, particularly multifamily, including:

●	Significant Barriers to Entry. We believe that the supply of new manufactured housing communities will be constrained due to significant barriers to entry in the industry, including: (i) various zoning restrictions and negative zoning biases against manufactured housing communities; (ii) substantial upfront costs associated with the development of infrastructure, amenities and other offsite improvements required by various governmental agencies; and (iii) a significant length of time before lease-up and revenues can commence.

●	Diminishing Supply. Supply is decreasing due to redevelopment of older parks.

●	Large Demographic Group of Potential Customers. We consider households earning between $25,000 and $50,000 per year to be our core customer base. In 2020, this demographic group represented 19.7% of all full-time workers, according to the U.S. Census Bureau’s ‘Income and Poverty in the United States: 2020’.

●	Stable Resident Base. We believe that manufactured housing communities tend to achieve and maintain a stable rate of occupancy, due to the following factors: (i) residents generally own their own homes; (ii) moving a manufactured home from one community to another involves substantial cost and effort and often results in the abandonment of on-site improvements made by the resident such as decks, garages, carports, and landscaping; and (iii) residents enjoy a sense of community inherent in manufactured housing communities similar to residential subdivisions.

●	Fragmented Ownership of Communities. Manufactured housing community ownership in the United States is highly fragmented, with most manufactured housing communities owned by individuals. We estimate that the top five manufactured housing community owners control approximately 9% of manufactured housing community home sites.

●	Low Recurring Capital Requirements. Although manufactured housing community owners are responsible for maintaining the infrastructure of the community, each homeowner is responsible for the upkeep of his or her own home and home site, thereby reducing the manufactured housing community owner’s ongoing maintenance expenses and capital requirements. For the homes we own and lease to our customers, we conduct periodic unit inspections and experience less turnover than typical multi-family rentals, both of which keep our overall expense ratio lower than typical multi-family expense ratios.

●	Affordable Homeowner Lifestyle. Manufactured housing communities offer a lifestyle typically unavailable in apartments, including lack of common walls, a yard for each resident, the ability to park by the front door, and a sense of community.

Competition

There are numerous private companies, but only three U.S. publicly traded real estate investment trusts, or REITs, which compete in the manufactured housing industry. Many of the private companies and one of the REITs, UMH Properties, Inc., may compete with us for acquisitions of manufactured housing communities. Many of these companies have larger operations and greater financial resources than we do. The number of competitors, however, is increasing as new entrants discover the benefits of the manufactured housing asset class. We believe that due to the fragmented nature of ownership within the manufactured housing sector, there are still many attractive investment opportunities that remain; and despite new entrants into our sector, there is still less competitions than in other commercial real estate sectors.

Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively:

●	Deal Sourcing. Our deal sourcing consists of marketed deals, pocket listings, and off market deals. Marketed deals are properties that are listed with a broker who exposes the property to the largest pool of buyers possible. Pocket listings are properties that are presented by brokers to a limited pool of buyers. Off market deals are ones that are not marketed.

●	Centralized Operations. We have centralized many operational tasks, including accounting, marketing, lease administration, and accounts payable. The use of professional staff and technology at a corporate level allows us to scale efficiently and operate properties profitably by reducing tasks otherwise completed at the property level.

●	Deal Size. Due to the relatively small size of our total capitalization, non-institutional deals of less than 150 sites are accretive to our balance sheet. These smaller properties typically do not attract the larger institutional buyers and are at a lower basis and have less bidders than larger properties. We can profitably operate these smaller properties through our centralized operations.

●	Creating Value. Our underwriting expertise enables us to identify acquisition prospects to provide attractive risk adjusted returns. Our operational team has the experience, skill and resources to create this value through physical and/or operational property improvements.

Our Investment Strategy

Our primary investment strategy is acquiring both stabilized and non-stabilized manufactured housing properties with current income and enhancing value through our internal asset and property management.

Our investment mission on behalf of our stockholders is to deliver an attractive risk-adjusted return with a focus on value creation, capital preservation, and growth.

We may acquire unimproved property and develop manufactured housing sites or may acquire newly developed sites. We are focused on acquiring or developing communities located in markets where there is a shortage of affordable housing and at a basis that provides both short and long-term capital appreciation. We evaluate property investments nationwide, but to date we have concentrated in the Southeast portion of the United States.

We are one of four U.S. public companies in the manufactured housing sector, but we are the only one not organized as a REIT, thereby giving us flexibility to focus on growth through reinvestment of income and employing higher leverage upon acquisition than REITs traditionally use of 50-60%. Additionally, due to our small size, we can focus on smaller deals that are not accretive to institutional buyers but where potential risk-adjusted returns are greater.

Regulation

Federal, State and/or Local Regulatory Compliance

We are subject to a variety of federal, state, and/or local statutes, ordinances, rules, and regulations covering the purchase, development, and operation of real estate assets. These regulatory requirements include zoning and land use, worksite safety, traffic, and other matters, such as local rules that may impose restrictive zoning and developmental requirements. We are subject to various licensing, registration, and filing requirements in connection with the development and operation of certain real estate assets. Additionally, state and/or local governments retain certain rights with respect to eminent domain which could enable them to restrict or alter the use of our property. These requirements may lead to increases in our overall costs. The need to comply with these requirements may significantly delay development or purchase of properties or lead us to alter our plans regarding certain real estate assets. Some requirements, on a property-by-property evaluation, may lead to a determination that development of a particular property would not be economically feasible, even if any or all necessary governmental approvals were obtained.

We have all material required operating permits and approvals required for each of our communities.

Environmental Regulatory Compliance

Under various federal, state and/or local laws, ordinances, and regulations, a current or previous owner or operator of a property may be required to investigate and/or clean-up hazardous or toxic substances released at that property. That owner or operator also may be held liable to third parties for bodily injury or property damage (investigation and/or clean-up costs) incurred by those parties in connection with the contamination at that site. These laws often impose liability without regard to whether the owner or operator knew of or otherwise caused the release of the hazardous or toxic substances. In addition, persons who arrange for the disposal or treatment of hazardous substances or other regulated materials also may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether such facility is owned or operated by such persons.

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

In addition, our properties may be exposed to a risk of contamination originating from other sources. While a property owner generally is not responsible for remediating contamination that has migrated on-site from an off-site source, the contaminant’s presence could have adverse effects on our ability to develop, construct on, operate, sell, lease, or borrow upon that property. Certain environmental laws may create a lien on a contaminated site in favor of the government for damages and costs the government may incur to remediate that contamination. Moreover, if contamination is discovered on a property, environmental laws may impose restrictions on the way that property may be used, or how businesses may be operated on that property, thus reducing our ability to maximize our investment in that property. Our properties have been subjected to varying degrees of environmental assessment at various times; however, the identification of new areas of contamination, a change in the extent or known scope of contamination, or changes in environmental regulatory standards and/or cleanup requirements could result in significant costs to us.

Insurance and Property Maintenance and Improvement Policies

Our properties are insured against risks that may cause property damage and business interruption including events such as fire, business interruption, general liability and if applicable, flood. Our insurance policies contain deductible requirements, coverage limits and particular exclusions. It is our policy to maintain adequate insurance coverage on all our properties; and, in the opinion of our management, all our properties are adequately insured. We also obtain title insurance insuring fee title to the properties in an aggregate amount which we believe to be adequate.

It is also our policy to properly maintain, modernize, expand, and make improvements to its properties when required.

Employees

As of December 31, 2021, we had 33 employees, including officers, all but one of whom are full-time employees.

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

Some states and cities, including where some our properties are located, have reacted by instituting quarantines, restrictions on travel, mask-mandates, “stay at home” rules and restrictions on the types of businesses that may continue to operate and in what capacity, as well as guidance in response to the pandemic and the need to contain it.

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

The extent to which the pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report, including new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic, and capital markets environment present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

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

The market and economic conditions in our current markets may significantly affect manufactured housing occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, current cash flow and ability to pay or refinance our debt obligations could be adversely affected. As a result of the current geographic concentration of our properties in Georgia, North Carolina, South Carolina, and Tennessee, we are exposed to the risks of downturns in the local economy or other local real estate market conditions that could adversely affect occupancy rates, rental rates, and property values in these markets.

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

We finance a portion of our investments in properties through debt. As of December 31, 2021, our total indebtedness for borrowed money was $58,958,134. We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. In addition, debt creates other risks, including:

●	failure to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms;

●	refinancing terms less favorable than the terms of existing debt; and

●	failure to meet required payments of principal and/or interest.

We face risks related to “balloon payments” and re-financings.

Certain of our mortgages and lines of credit will have significant outstanding principal balances on their maturity dates, commonly known as “balloon payments.” As of December 31, 2021, our total future minimum principal payments were $58,958,133. There can be no assurance that we will be able to refinance the debt on favorable terms or at all. To the extent we cannot refinance debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to service debt and make distributions.

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

Fannie Mae and Freddie Mac are a major source of financing for the manufactured housing real estate sector. We could depend on Fannie Mae and Freddie Mac to finance growth by purchasing or guarantying manufactured housing community loans. In February 2011, the Obama Administration released a report to Congress that included options, among others, to gradually shrink and eventually shut down Fannie Mae and Freddie Mac. We do not know when or if Fannie Mae or Freddie Mac will restrict their support of lending to our real estate sector or to us. A final decision by the government to eliminate Fannie Mae or Freddie Mac or reduce their acquisitions or guarantees of our mortgage loans, may adversely affect interest rates, capital availability and our ability to refinance our existing mortgage obligations as they come due and obtain additional long-term financing for the acquisition of additional communities on favorable terms or at all.

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

Of the forty-three manufactured housing communities we currently operate, twelve are on well systems and twenty-five are on septic systems. At these locations, we are subject to compliance with monthly, quarterly and yearly testing for contaminants as outlined by each state’s Department of Environmental Protection Agencies. Currently, we are not subject to radon or asbestos monitoring requirements.

Additionally, in connection with the management of the properties or upon acquisition or financing of a property, we authorize the preparation of Phase I or similar environmental reports (which involves general inspections without soil sampling or ground water analysis) completed by independent environmental consultants. Based on such environmental reports and our ongoing review of its properties, as of the date of this report, we are not aware of any environmental condition with respect to any of our properties that we believe would be reasonably likely to have a material adverse effect on our financial condition or results of operations. These reports, however, cannot reflect conditions arising after the studies were completed, and no assurances can be given that existing environmental studies reveal all environmental liabilities, that any prior owner or operator of a property or neighboring owner or operator did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist with respect to any one property or more than one property.

Our failure or the failure of third-party service providers to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results.

We collect, maintain, transmit and store data about our tenants, employees, contractors, suppliers, vendors and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers that store, process and transmit certain proprietary, personal and confidential information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit, encrypt, anonymize or pseudonymize certain confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction and personal data or other confidential and sensitive information from being breached or compromised. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, ransom-ware, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain, including payment card systems and human resources management platforms. We and our service providers may not anticipate, discover or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

Breaches of our security measures or those of our third-party service providers or cyber security incidents could result in unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of personal information, including tenants’ and employees’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; limited or terminated access to certain payment methods or fines or higher transaction fees to use such methods; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment or training of additional personnel and protection technologies, responses to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these breaches of security occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. In addition, any party who is able to illicitly obtain a tenant’s password could access that tenant’s personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business.

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

Except for Michael Z. Anise, our president, chief financial officer and a director, our management does not have prior experience with the operation and management of a public entity. As a result, they will be learning as they proceed and may be forced to rely more heavily on the expertise of outside professionals than they might otherwise, which in turn could lead to higher legal and accounting costs and possible securities law compliance issues.

We have one stockholder that can single-handedly control our company.

Our largest stockholder is Gvest Real Estate Capital LLC, an entity whose sole owner is Raymond M. Gee, our chairman and chief executive officer. At present, Mr. Gee beneficially owns approximately 68.69% of our total issued and outstanding Common Stock. Under Nevada law, this ownership position provides Mr. Gee with the almost unrestricted ability to control the business, management and strategic direction of our company. If Mr. Gee chooses to exercise this control, his decisions regarding our company could be detrimental to, or not in the best interests of our company and its other stockholders.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2021, management identified material weaknesses. These material weaknesses were associated with (i) our lack of proper segregation of duties due to the limited number of employees within the accounting department and (ii) our lack of effective closing procedures. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

At present, there is minimal public trading in our Common Stock. We cannot predict the extent to which an active public market for our Common Stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares of Common Stock until such time as we became more seasoned and viable. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on stock price. We cannot give you any assurance that an active public trading market for our Common Stock will develop or be sustained. If such a market cannot be sustained, you may be unable to liquidate your investment in our Common Stock.

Our Common Stock may be subject to significant price volatility which may have an adverse effect on your ability to liquidate your investment in our Common Stock.

The market for our Common Stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our stock price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our stock price is attributable to a number of factors. First, our shares of Common Stock may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously if a large number of our shares of Common Stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its stock price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of meaningful profits to date and uncertainty of future profits. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

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

We have paid no cash dividends on our Common Stock to date, and we do not anticipate paying cash dividends on our Common Stock in the near term. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our Common Stock. Accordingly, investors must be prepared to rely on sales of their Common Stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our Common Stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Our Preferred Stock have liquidation preferences senior to our Common Stock.

Our Series A Cumulative Convertible Preferred Stock, which we refer to as our Series A Preferred Stock, Series B Cumulative Redeemable Preferred Stock, which we refer to as our Series B Preferred Stock, and Series C Cumulative Redeemable Preferred Stock, which we refer to as our Series C Preferred Stock, have liquidation preferences that get paid prior to any payment on our Common Stock. As a result, if we were to dissolve, liquidate, merge with another company or sell our assets, the holders of our Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock would have the right to receive up to approximately $24,185,165 as of December 31, 2021, plus any unpaid dividends, before any amount is paid to the holders of our Common Stock. The payment of the liquidation preferences could result in common stockholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. The existence of the liquidation preferences may also reduce the value of our Common Stock, make it harder for us to sell shares of Common Stock in offerings in the future, or prevent or delay a change of control.

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

Our articles of incorporation, bylaws and Nevada law contain provisions which could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are currently authorized to issue up to 5,000,000 shares of “blank check” Preferred Stock. This Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of Preferred Stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any Preferred Stock could materially adversely affect the rights of the holders of our Common Stock, and therefore, reduce the value of our Common Stock. For example, specific rights granted to future holders of Preferred Stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by current management.

Provisions of our articles of incorporation, bylaws and Nevada law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Specifically, our articles of incorporation, bylaws and Nevada law, among other things, provide our board of directors with the ability to alter our bylaws without stockholder approval, and provide that vacancies on our board of directors may be filled by a majority of directors in office, although less than a quorum.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

As of December 31, 2021, we owned the following manufactured housing properties.

●	Pecan Grove – a 82 lot, all-age community situated on 10.71 acres and located in Charlotte, North Carolina. The average occupancy was 100%.

●	Azalea Hills – a 41 lot, all-age community situated on 7.46 acres and located in Gastonia, North Carolina, a suburb of Charlotte, North Carolina. The average occupancy was 97%.

●	Holly Faye – a 35 lot all-age community situated on 8.01 acres and located in Gastonia, North Carolina, a suburb of Charlotte North Carolina. The average occupancy was 99%.

●	Lakeview – a 84 lot all-age community situated on 17.26 acres in Spartanburg, South Carolina. The average occupancy was 97%.

●	Chatham Pines – a 49 lot all-age community situated on 23.57 acres and located in Chapel Hill, North Carolina. The average occupancy was 100%.

●	Maple Hills – a 74 lot all-age community situated on 21.20 acres and located in Mills River, North Carolina, which is part of the Asheville, North Carolina, Metropolitan Statistical Area. The average occupancy was 93%

●	Hunt Club Forest – a 79 lot all-age community situated on 13.02 acres and located in the Columbia, South Carolina metro area. The average occupancy was 99%.

●	B&D – a 95 lot all-age community situated on 17.75 acres and located in Chester, South Carolina. The average occupancy was 89%.

●	Crestview – a 113 lot all age community situated on 17.1 acres and located in the Asheville, North Carolina, Metropolitan Statistical Area. The average occupancy was 95%.

●	Springlake – three all-age communities with 224 lots situated on 72.7 acres and located in Warner Robins, Georgia. The average occupancy was 88%.

●	ARC – five all-age communities with 180 lots situated on 39.34 acres and located in Lexington, South Carolina. The average occupancy was 88%.

●	Countryside – a 110 lot all-age community situated on 35 acres and located in Lancaster, North Carolina. The average occupancy was 90%.

●	Evergreen – a 65 lot all-age community situated on 28.4 acres and located in Dandridge, Tennessee. The average occupancy was 97%

●	Golden Isles – a 113 lots all-age community situated on 16.76 acres and located in Brunswick, Georgia. The average occupancy was 75%.

●	Anderson – ten all-age communities with 178 lots situated on 50 acres and located in Anderson, South Carolina. The average occupancy was 95%.

●	Capital View – a 32 lot all-age community situated on 9.84 acres and located in Gaston, South Carolina. The average occupancy was 97%.

●	Hidden Oaks - a 44 lot all-age community situated on 8.96 acres and located in West Columbia, South Carolina. The average occupancy was 93%.

●	North Raleigh – five all-age communities with 137 lots situated on 135 acres and located in Franklin and Granville Counties, North Carolina. The average occupancy was 93%.

●	Dixie – a 37 lot all-age community situated on 3.43 acres and located in Kings Mountain, North Carolina. The average occupancy was 91%.

●	Driftwood – a 26 lot all-age community situated on 34.92 acres and located in Charlotte, North Carolina. The average occupancy was 88%.

●	Meadowbrook – a 94 lot all-age community situated on 40.1 acres and located in York, South Carolina. The average occupancy was 100%.

●	Morganton – a 61 lot all-age community situated on 31.29 acres and located in Morganton, North Carolina. The average occupancy was 100%.

●	Asheboro – a 84 lot all-age community situated on 45.4 acres and located in Asheboro, North Carolina. The average occupancy was 95%.

The average occupancy rates above represent an average of total monthly occupancy rates from January 1, 2021 (or date of acquisition) through December 31, 2021. For the year ended December 31, 2021, our total portfolio weighted average occupancy rate was 93%. We do not include vacant, undeveloped lots in our average occupancy rate calculations above.

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

	Closing Prices
	High	Low
Fiscal Year Ended December 31, 2020
1st Quarter	$2.71	$0.40
2nd Quarter	3.15	0.20
3rd Quarter	6.00	1.75
4th Quarter	5.00	2.50

Fiscal Year Ended December 31, 2021
1st Quarter	$3.00	$1.99
2nd Quarter	3.00	2.25
3rd Quarter	6.00	0.84
4th Quarter	3.90	2.80

Approximate Number of Holders of Our Common Stock

As of March 29, 2022, there were approximately 24 registered holders of our Common Stock. This number excludes the shares owned by stockholders holding shares under nominee security position listings.

Dividend Policy

Dividends on our Series A Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of our Series A Preferred Stock are entitled to receive cumulative dividends in the amount of $0.017 per share each month, which is equivalent to the rate of 8% of the $2.50 liquidation preference per share. Dividends on shares of our Series A Preferred Stock will continue to accrue even if any of our agreements prohibit the current payment of dividends, or we do not have earnings.

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

Dividends on our Series C Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of our Series C Preferred Stock are entitled to receive cumulative dividends in the amount of $5.83 per share each month, which is equivalent to the annual rate of 7% of the $1,000.00 liquidation preference per share. Dividends on shares of our Series C Preferred Stock will continue to accrue even if any of our agreements prohibit the current payment of dividends or we do not have earnings.

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

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

We have not sold any securities during the 2021 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2021 fiscal year.

Purchases of Equity Securities

We did not repurchase any shares of our Common Stock during fiscal year 2021.

ITEM 6. [RESERVED]

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

We own and operate forty-three manufactured housing communities containing approximately 2,037 developed sites and 1,045 company-owned manufactured homes. The communities are located in Georgia, North Carolina, South Carolina and Tennessee. See Item 2. “Properties” for a description of these manufactured housing communities.

Recent Developments

Additional Closings of Regulation A Offering

Subsequent to December 31, 2021, the Company sold an aggregate of 4,293 shares of Series C Preferred Stock in additional closings of the Regulation A offering described below for total gross proceeds of $4,289,440. After deducting a placement fee, we received net proceeds of approximately $3,996,130.

Warrenville Purchase and Sale Agreement

On November 11, 2021, MHP Pursuits LLC entered into a purchase and sale agreement with R&S Properties, LLC for the purchase of a manufactured housing community located in Warrenville, South Carolina consisting of 85 lots and 61 homes on approximately 45 acres for a total purchase price of $3,050,000. On March 9, 2022, the agreement was amended to extend the closing date to March 31, 2022. As of the date of this report, acquisition of this community has not yet occurred.

Spaulding Purchase and Sale Agreement

On January 19, 2022, MHP Pursuits LLC entered into a purchase and sale agreement with Spaulding Enterprises, Inc. for the purchase of a manufactured housing community located in Brunswick, Georgia consisting of 72 sites and 28 homes on approximately 17 acres for a total purchase price of $2,000,000. As of the date of this report, acquisition of this community has not yet occurred.

Sunnyland Acquisition

On November 3, 2021, MHP Pursuits LLC entered into a purchase and sale agreement with Billie Jean Faust for the purchase of a manufactured housing community located in Byron, Georgia consisting of 73 sites on approximately 18.57 acres and an adjacent parcel of undeveloped land containing 15.09 acres for a total purchase price of $2,200,000. On January 27, 2022, MHP Pursuits assigned its rights and obligations in the purchase agreement to Sunnyland MHP LLC and Gvest Sunnyland Homes LLC pursuant to an assignment of purchase and sale agreement. On January 31, 2022, closing of the acquisition was completed and Sunnyland MHP LLC purchased the land and land improvements, and Gvest Sunnyland Homes LLC purchased the buildings.

In connection with the closing of the acquistion, on January 31, 2022, Sunnyland MHP LLC entered into a loan agreement with Vanderbilt Mortgage and Finance, Inc. for a loan in the principal amount of $1,760,000 and issued a promissory note to the lender for the same amount.

Interest on the disbursed and unpaid principal balance accrues as follows: (a) from the date funds are first disbursed at a rate of 5.37% per annum, interest only for the first thirty-six months, and (b) on February 10, 2025, interest on the disbursed and unpaid principal balance accrues at a rate 5.21% per annum until maturity. Interest is calculated on the basis of a 360-day year and the actual number of calendar days elapsed. Payments began on March 10, 2022 and continue the 10th of every month until maturity on February 10, 2027. Sunnyland MHP LLC may prepay the note in part or in full at any time if it pays a prepayment premium calculated in accordance with the loan agreement.

The note is secured by a first priority security interest in the property and is guaranteed by Raymond M. Gee. The loan agreement and note contain customary financial and other covenants and events of default for a loan of its type.

Clyde Purchase and Sale Agreement

On February 10, 2022, MHP Pursuits LLC entered into a purchase and sale agreement with Harold and Brenda Allen for the purchase of a manufactured housing community located in Clyde, North Carolina, a part of the Asheville Metropolitan Statistical Area, consisting of 51 sites and homes on approximately 9 acres for a total purchase price of $3,050,000. As of the date of this report, acquisition of this community has not yet occurred.

Solid Rock Purchase and Sale Agreement

On February 25, 2022, MHP Pursuits LLC entered into a purchase and sale agreement with K10 Enterprises LLC for the purchase of a manufactured housing community located in Leesville, South Carolina, consisting of 39 sites and homes on approximately 11 acres for a total purchase price of $1,700,000. As of the date of this report, acquisition of this community has not yet occurred.

Charlotte 3 Park Note Repayment

On February 28, 2022, our company borrowed $700,000 from Gvest Real Estate Capital, LLC, increasing the outstanding balance on the revolving promissory note described below. On March 1, 2022, proceeds from the revolving promissory note were used to repay the Charlotte 3 Park MHP LLC $1,500,000 note payable upon its maturity.

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

The extent to which the pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report, including new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows. See also Item 1A. “Risk Factors” above.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2021 and 2020.

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	Percent
Revenue		(As Revised)
Rental and related income	$8,328,294	$6,380,515	$1,947,779	30.53%
Homes sales	33,983	-	33,983	100.00%
Total revenues	8,362,277	6,380,515	1,981,762	31.06%
Community operating expenses
Repair and maintenance	529,899	390,140	139,759	35.82%
Real estate taxes	463,148	315,061	148,087	47.00%
Utilities	691,830	571,182	120,648	21.12%
Insurance	125,159	158,672	(33,513)	(21.12)%
General and administrative expense	821,234	198,425	622,809	313.88%
Total community operating expenses	2,631,270	1,633,480	997,790	61.08%
Corporate payroll and overhead	3,013,810	1,581,807	1,432,003	90.53%
Depreciation and amortization expense	2,060,882	1,652,509	408,373	24.71%
Interest expense	2,243,876	1,961,843	282,033	14.38%
Refinancing costs	110,691	464,568	(353,877)	(76.17)%
Total expenses	10,060,529	7,294,207	2,766,322	37.92%
Other income	139,300	-	139,300	100.00%
Gain on sale of property	-	761,978	(761,978)	(100.00)%
Net loss	$(1,558,952)	$(151,714)	(1,407,238)	927.56%
Net loss attributable to non-controlling interest
Variable interest entity share of net loss	(460,609)	451,876	(912,485)	(201.93)%
Net income (loss) attributable to our company	(1,098,343)	(603,590)	(494,753)	81.97%
Preferred stock dividends and put option value accretion	2,175,472	1,850,860	324,612	17.54%
Net loss attributable to common shareholders	$(3,273,815)	$(2,454,450)	$(819,365)	$33.38%

Revenues. For the year ended December 31, 2021, we earned total revenues of $8,362,277, as compared to $6,380,515 for the year ended December 31, 2020, an increase of $1,981,762, or 31.06%. The increase was primarily due to $1,308,447 of rental income from the acquisition of twenty-four manufactured housing communities during 2021 and a complete year of rental income totaling $241,099 related to two properties acquired during the first quarter of 2020. The remaining increase was due to an average 2% increase in occupancy along with rental rate increases.

Community Operating Expenses. For the year ended December 31, 2021, we incurred total community operating expenses of $2,631,270, as compared to $1,633,480 for the year ended December 31, 2020, an increase of $997,790, or 61.08%. The increase in community operating expenses was primarily due to additional expenses associated with the twenty-four properties acquired throughout 2021. We incurred additional repairs and maintenance, insurance, and real estate tax expenses as expected and we hired additional on-site maintenance staff at several of our new parks to help us to increase efficiencies and decrease contract labor costs as we expanded into new markets this year, including in the Raleigh, Anderson, and Columbia metropolitan areas, among others. Community operating expenses as a percentage of revenues were 31.47% and 25.60% during 2021 and 2020, respectively.

Corporate Payroll and Overhead Expenses. For the year ended December 31, 2021, we incurred corporate payroll and overhead expenses of $3,013,810, as compared to $1,581,807 for the year ended December 31, 2020, an increase of $1,432,003, or 90.53%. This increase was primarily due to increased payroll including corporate salaries and benefits expense of $481,180 due to hiring additional personnel to support our growth and an increase in employee bonuses of $306,870. Additionally, we incurred increased audit and legal fees of approximately $45,000 largely driven by the volume of 2021 acquisitions, increased rent expense for our corporate office space by $96,000, and approximately $200,000 of additional marketing and travel expenses. Corporate payroll and overhead expenses as a percentage of revenue were 36.04% and 24.79% during 2021 and 2020, respectively.

Depreciation and Amortization Expense. For the year ended December 31, 2021, we recorded depreciation expense and amortization of acquisition costs of $2,060,882, as compared to $1,652,509 for the year ended December 31, 2020, an increase of $408,373, or 24.71%. The increase in depreciation and amortization was driven by approximately $260,000 related to the acquisition of depreciable assets in twenty-four manufactured housing communities during 2021 and an increase of $88,628 from a complete year of depreciation expense related to the two properties acquired during 2020. The remaining increase was due to capital improvement projects completed during the year ended December 31, 2021, such as home renovations and new home installations.

Interest Expense. For the year ended December 31, 2021, we incurred interest expense of $2,243,876, as compared to $1,961,843 for the year ended December 31, 2020, an increase of $282,033, or 14.38%. The increase was primarily related to the increase in interest expense of $296,274 on additional debt incurred to acquire new properties in 2021 and an increase of $76,252 from dividends to preferred stockholders, which are included in interest expense given the liability treatment of the mandatorily redeemable Series C Preferred Stock, offset by decreases due to the payoff of our Butternut mortgage in 2020 upon selling the community. Interest expense as a percentage of revenues was 26.83% and 30.75% during 2021 and 2020, respectively, which continues to improve as we refinance and pay down our existing debt and obtain new loans for acquisitions with more favorable terms.

Refinancing Costs. For the year ended December 31, 2021, we recognized $110,691 of refinancing costs, as compared to $464,568 for the year ended December 31, 2020, a decrease of $353,877, or 76.17%. The 2021 expense related to the refinancing of three loans connected to our Springlake communities for a new loan with one lender. Upon the refinance, we wrote off unamortized debt issuance costs connected with the original debt. During the year ended December 31, 2020, we refinanced notes payable related to five of our communities.

Other Income. During the year ended December 31, 2021, we recognized other income of $139,300 upon forgiveness of our Paycheck Protection Program loan by the Small Business Administration in June 2021, compared to $0 for the year ended December 31, 2021.

Gain on Sale of Property. We did not sell any of our communities during the year ended December 31, 2021. We recognized a gain on the sale of our Butternut community equal to $761,978 during the year ended December 31, 2020.

Net Loss. The factors described above resulted in a net loss of $1,558,952 for the year ended December 31, 2021, as compared to a net loss of $151,714 for the year ended December 31, 2020, an increase of $1,407,238, or 927.56%.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $2,106,329, including restricted cash of $705,195. In addition to cash generated through operations, we use a variety of sources to fund our cash needs, including acquisitions and sales of properties. We intend to continue to increase our real estate investments. Our business plan includes acquiring communities that yield more than our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. Our ability to continue acquiring communities are dependent on our ability to raise capital. There is no guarantee that any of these additional opportunities will materialize or that we will be able to take advantage of such opportunities. The growth of our real estate portfolio depends on the availability of suitable properties which meet our investment criteria and appropriate financing.

We will require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives. We believe that our current available cash along with anticipated revenues is sufficient to meet our cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all.

We plan to meet our short-term liquidity requirements for the next twelve months, generally through available cash as well as net cash provided by operating activities and with funds available to us under the existing $1.5 million revolving note described below.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for years ended December 31, 2021 and 2020:

Cash Flow

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$2,265,991	$1,278,907
Net cash used in investing activities	(9,125,195)	(200,195)
Net cash provided by (used in) financing activities	6,976,676	(3,237,266)
Net increase (decrease) in cash and cash equivalents	117,472	(2,158,554)
Cash and cash equivalents at beginning of year	1,988,857	4,147,411
Cash and cash equivalent at end of year	$2,106,329	$1,988,857

Net cash provided by operating activities was $2,265,991 for the year ended December 31, 2021, as compared to $1,278,907 for the year ended December 31, 2020. For the year ended December 31, 2021, the net loss of $1,558,952, offset by depreciation and amortization in the amount of $2,060,882, increase in accrued liabilities of $747,559, increase in tenant security deposits of $366,043, and increase in accounts payable of $241,869 were the primary drivers of the net cash provided by operating activities. For the year ended December 31, 2020, the net loss of $151,714, offset by depreciation and amortization in the amount of $1,652,509, and write off mortgage costs totaling $464,569, were the primary drivers of the net cash provided by operating activities.

Net cash used in investing activities was $9,125,195 for the year ended December 31, 2021, as compared to $200,195 for the year ended December 31, 2020. Net cash used in investing activities for the year ended December 31, 2021 consisted of purchases of investment properties in the amount of $6,617,000 and $481,781 paid for acquisition costs, as well as capital improvements of $2,026,414, while net cash used in investing activities for the year ended December 31, 2020 consisted of purchases of investment properties in the amount of $1,001,000 and capital improvements of $1,299,195, offset by proceeds of $2,100,000 from the sale of the Butternut community.

Net cash provided by financing activities was $6,976,676 for the year ended December 31, 2021, as compared to $3,237,266 net cash used in financing activities for the year ended December 31, 2020. For the year ended December 31, 2021, net cash provided by financing activities consisted primarily of proceeds from issuance of preferred stock of $6,809,884 and proceeds from notes payable and lines of credit in the amount of $9,396,731, offset by repayment of notes payable of $4,909,168, repayment of VIE lines of credit of $1,732,599, and capitalized debt issuance costs of $1,526,376. For the year ended December 31, 2020, net cash used in financing activities consisted primarily of repayment of related party note and line of credit of $2,608,867, repayment of notes payable $18,555,939, capitalized financing cost of $1,230,680, and preferred share dividends of $811,143, offset by proceeds from issuance of preferred stock of $2,151,250 and proceeds from note payables of $16,960,969.

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

In total, we sold an aggregate of 758,551 shares of Series B Preferred Stock for total gross proceeds of $7,585,510. After deducting a placement fee and other expenses, we received net proceeds of $7,185,717. We issued 29,000 shares of Common Stock to holders of Series B Preferred Stock.

Current Regulation A Offering

On June 11, 2021, we launched a new offering under Regulation A of Section 3(6) of the Securities Act for Tier 2 offerings, pursuant to which we are offering up to 47,000 shares of Series C Preferred Stock at an offering price of $1,000 per share for a maximum offering amount of $47 million.

During the year ended December 31, 2021, we sold an aggregate of 5,734.4 shares of Series C Preferred Stock for total gross proceeds of $5,734,400. After deducting a placement fee and other expenses, we received net proceeds of $5,345,207. The Company capitalized an additional $159,515 of issuance costs associated with the offering which, net of amortization expense, offset with the net proceeds on the balance sheet.

Promissory Notes

We have issued promissory notes payable to lenders related to the acquisition of manufactured housing communities and mobile homes. The interest rates on these promissory notes range from 3.310% to 5.875% with 5 to 30 years principal amortization. Two of the promissory notes have an initial 6 month, two had an initial 12 month, seven have an initial 24 month, one has an initial 60 month, and one promissory note has a 180-month period of interest only payments. The promissory notes are secured by the real estate assets and $36,554,126 for eighteen loans were guaranteed by Raymond M. Gee.

On May 1, 2020, we received a $139,300 Paycheck Protection Program, or PPP, loan from the United States Small Business Administration, or the SBA, under provisions of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. The PPP loan had a two-year term and bore interest at a rate of 1.0% per annum.  The PPP provides that loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. We used the proceeds from the PPP loan for qualifying expenses and applied for forgiveness of the PPP loan in accordance with the terms of the CARES Act. The loan was forgiven by the SBA on June 7, 2021.

As of December 31, 2021, the outstanding balance on these notes was $50,955,777. The following are the terms of these notes:

	Maturity Date	Interest Rate	Balance 12/31/21	Balance 12/31/20
Pecan Grove MHP LLC	02/22/29	5.250%	2,969,250	3,037,625
Azalea MHP LLC	03/01/29	5.400%	790,481	810,741
Holly Faye MHP LLC	03/01/29	5.400%	579,825	579,825
Chatham MHP LLC	04/01/24	5.875%	1,698,800	1,734,828
Lakeview MHP LLC	03/01/29	5.400%	1,805,569	1,832,264
B&D MHP LLC	05/02/29	5.500%	1,779,439	1,818,303
Hunt Club MHP LLC	01/01/33	3.430%	2,398,689	2,445,011
Crestview MHP LLC	12/31/30	3.250%	4,682,508	4,800,000
Maple Hills MHP LLC	12/01/30	3.250%	2,341,254	2,400,000
Springlake MHP LLC	11/14/21	3.310%	-	4,000,000
Springlake MHP LLC*	12/10/26	4.750%	4,016,250	-
ARC MHP LLC	01/01/30	5.500%	3,809,742	3,885,328
Countryside MHP LLC	03/20/50	5.500%	1,684,100	1,700,000
Evergreen MHP LLC	04/01/32	3.990%	1,115,261	1,135,502
Golden Isles MHP LLC	03/31/26	4.000%	787,500	-
Anderson MHP LLC*	07/10/26	5.210%	2,153,807	-
Capital View MHP LLC*	09/10/26	5.390%	817,064	-
Hidden Oaks MHP LLC*	09/10/26	5.330%	823,440	-
North Raleigh MHP LLC	11/01/26	4.750%	5,304,409	-
Charlotte 3 Park MHP LLC (Dixie, Driftwood, Meadowbrook)(1)	03/01/22	5.000%	1,500,000	-
Carolinas 4 MHP LLC*	01/10/27	5.300%	3,105,070
Gvest Finance LLC (B&D homes)	05/01/24	5.000%	657,357	694,640
Gvest Finance LLC (Countryside homes)	03/20/50	5.500%	1,287,843	1,300,000
Gvest Finance LLC (Golden Isles homes)	03/31/36	4.000%	787,500	-
Gvest Anderson Homes LLC*	07/10/26	5.210%	2,006,193	-
Gvest Capital View Homes LLC*	09/10/26	5.390%	342,936	-
Gvest Hidden Oaks Homes LLC*	09/10/26	5.330%	416,560	-
Gvest Carolinas 4 Homes LLC (Asheboro, Morganton)*	01/10/27	5.300%	1,294,930
PPP Loan - MHP	05/01/22	1.000%	-	139,300
Total Note Payables			50,955,777	32,313,367
Discount Direct Lender Fees			(2,064,294)	(1,096,629)
Total Net of Discount			$48,891,483	$31,216,738

(1)	We repaid the Charlotte 3 Park MHP LLC note payable of $1,500,000 on March 1, 2022.
*	The notes indicated above are subject to certain financial covenants.

During the year ended December 31, 2021, we refinanced our Springlake MHP LLC note payable totaling $4,000,000 to a new note with a different lender totaling $4,016,000. As of December 31, 2021, we recognized refinancing cost expense totaling $87,985 and capitalized $75,141 of debt issuance costs related to the new note. Also during the year ended December 31, 2021, Gvest Finance LLC paid off a note payable totaling $309,271 that was originally used to purchase new homes that were integrated into our Springlake community. This note was repaid with proceeds from the Springlake New Home Facility described below. Gvest Finance LLC recognized refinance cost totaling $6,204 related to this repayment.

During the year ended December 31, 2020, we refinanced a total of $16,374,007 from loans payable to $15,245,000 of new notes payable from five of the communities. We used the additional loans payable proceeds from the refinance to retire the related party note payable described below. As of December 31, 2020, we recognized refinancing cost expense totaling $464,568 and capitalized $640,895 of mortgage costs related to the refinancing.

Metrolina Promissory Note

On October 22, 2021, we issued a promissory note to Metrolina Loan Holdings, LLC, or Metrolina, a significant stockholder, in the principal amount of $1,500,000. This related party note bears interest at a rate of 18% per annum and matures on April 1, 2023. During the first six months of the note, any prepayment would require us to pay a yield maintenance fee equal to six months of interest. Thereafter, the loan may be prepaid at any time without penalty or fee. The note is guaranteed by Mr. Gee. As of December 31, 2021, the balance on this note was $1,500,000, and interest expense for the year totaled $51,780.

Gvest Revolving Promissory Note

On December 27, 2021, we issued a revolving promissory note to Raymond M. Gee, our chief executive officer, pursuant to which we may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital or acquisition purposes. On the same date, we borrowed $150,000. This note has a five-year term and is interest-only based on an 15% annual rate through the maturity date. As of December 31, 2021, the outstanding balance on this note was $150,000.

Line of Credit – ARC, Crestview, and Maple Occupied Home Facility

On December 24, 2020, Gvest Homes I LLC entered into a loan agreement with a lender for a commitment amount of up to $20,000,000, provided that only up to $8,500,000 is to be used for used homes within our ARC, Crestview, and Maple communities. The agreement requires the maintenance of certain financial ratios and other affirmative and negative covenants.

On December 24, 2020, the lender agreed to advance $3,348,967 to us. During the first quarter of 2021, the lender agreed to increase this amount to $3,422,260. As of December 2021, $850,000 was still due from the lender. On December 17, 2021, the lender advanced $838,000 under the Multi-Community Rental Financing Facility discussed below and the funds were used to pay us the outstanding balance owed from the 2020 sale of ARC homes to Gvest Homes I LLC. Subsequently, Gvest Homes I LLC reduced the line of credit balance of the ARC, Crestview, and Maple Occupied Home Facility to the total amount funded to date. As of December 31, 2021 and 2020, the outstanding balance on this line of credit was $2,517,620 and $3,348,967, respectively, presented on the balance sheet net of discount direct lender fees of $95,221 and $134,051, respectively.

The line of credit bears interest at 8.375% and maturity date of the loan is January 1, 2030. During the years ended December 31, 2021 and 2020, interest expense totaled $168,770 and $587, respectively. Pursuant to the agreement, we are obligated to pay a fee to the lender equal to 1% of the amount of each advance which funding fee shall be deducted from the then available commitment amount. The line of credit is guaranteed by Raymond M. Gee.

Lines of Credit – Multi-Community Floorplan and Rental Financing Facilities

On July 26, 2021, Gvest Finance LLC entered into a floorplan credit agreement, rental homes credit agreement, and a credit and security supplemental agreement pursuant to which the lender has agreed to make available to Gvest Finance LLC a secured credit facility with a joint, aggregate credit limit of $5,000,000, consisting of (i) a credit limit of up to $1,000,000 under a floorplan line to be used to finance the acquisition of manufactured homes for retail sale and (ii) a credit limit of up to $4,000,000 under a rental line to finance the acquisition of rental homes. The lender subsequently agreed to extend the credit limit for the floorplan line to $2,000,000.

On November 12, 2021, Gvest Finance LLC repaid the outstanding balance on the floorplan line as of that date totaling $1,676,634 using funds advanced from the Springlake New Home Facility discussed below. As of December 31, 2021, the balance on the floorplan line of credit was $1,104,255 as Gvest Finance LLC borrowed additional funds of $1,104,255 after the initial repayment which is presented on the balance sheet net of discount direct lender fees of $1,612.

The floorplan line of credit interest is calculated at a schedule as follows: (i) Day 1-360: LIBOR plus 6% per annum; (ii) Day 361-720: LIBOR plus 7% per annum; and (iii) Day 721+: LIBOR plus 8% per annum. Interest shall also accrue at the lesser of (a) the “LIBOR Rate”, plus 10% per annum and (b) the maximum lawful rate of interest permitted under applicable law. During the year ended December 31, 2021, total interest expense was $23,933.

The maturity date of the of the floorplan line of credit will vary based on each statement of financial transaction, or SOFT, a report identifying the funded homes and the applicable financial terms. Gvest Finance LLC promises to repay each floor plan advance as follows: (i) Gvest Finance LLC shall pay a principal amount in an amount equal to the original principal amount of such advance multiplied by the percentage specified in the applicable SOFT, commencing on the 15th day of the first full month after the first anniversary of any advance and continuing on the 15th day of each month thereafter; (ii) interest shall be payable monthly, in arrears, and shall be due and payable on or before the 15th day of the month following the month in which such interest accrues; and (iii) Gvest Finance LLC will pay to lender an amount equal to the original invoice price of such homes inventory, less all principal payments made with respect to such inventory pursuant to (ii) above, plus all billed and unpaid interest and any applicable fees, upon the sale of inventory financed or refinanced by lender.

The rental line of credit bears interest at the greater of 3.25% or the highest prime rate of interest published in the Wall Street Journal on either (A) the date when the lender advances the loan or (B) the last day of the 60th month following the month of the date when the lender advances the loan, plus 375 basis points in either case. The rental line of credit matures ten years after the date of each advance. During the year ended December 31, 2021, total interest expense was $2,409. As of December 31, 2021, the balance on the rental line was $838,000, presented on the balance sheet net of discount direct lender fees of $35,000. The proceeds were used to purchase used homes in the ARC community as discussed above.

The floorplan and rental lines of credit are guaranteed by Raymond M. Gee. Gvest Finance LLC is subject to certain financial covenants as set out in the loan agreement.

Line of Credit – Springlake Home Facility

On November 12, 2021, Gvest Springlake Homes LLC, a wholly owned subsidiary of Gvest Finance LLC, entered into a loan and security agreement for a line of credit in the principal amount of $2,000,000 to be used to purchase homes for our Springlake community. The immediate advance of funds from the line of credit totaling $1,892,481 was used to pay off Gvest Finance LLC’s preexisting note totaling $309,271 and the outstanding balance of the Line of Credit – Multi-Community Floor Plan and Rental Financing Facility totaling $1,676,634. The credit limit on this facility was increased on March 28, 2022 to $3,300,000.

The line of credit bears interest at the lesser of the Wall Street Journal prime rate plus one percent or 6.75% per annum and matures five years after each advance. As of December 31, 2021, the balance due on this line of credit was $1,892,481, presented on the balance sheet net of discount direct lender fees of $19,916. Interest expense related to this facility for the year ended December 31, 2021 totaled $20,936. The line of credit is guaranteed by Raymond M. Gee. Gvest Springlake Homes LLC is subject to certain financial covenants as set out in the loan agreement.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements.

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

Revenue Recognition. Mobile home rental and related income is generated from lease agreements for our sites and homes. The lease component of these agreements is accounted for under Topic 842 of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, for leases.

Under ASC 842, we must assess on an individual lease basis whether it is probable that we will collect the future lease payments. We consider the tenant’s payment history and current credit status when assessing collectability. When collectability is not deemed probable, we write-off the tenant’s receivables, including straight-line rent receivable, and limit lease income to cash received.

Our revenues primarily consist of rental revenues and tenant fee income. We have the following revenue sources and revenue recognition policies:

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

Variable Interest Entities. In December 2020, we entered into a property management agreement with Gvest Finance LLC, a company owned and controlled by our parent company, Gvest Real Estate Capital LLC, an entity whose sole owner is Raymond M. Gee, our chairman and chief executive officer, and have subsequently entered into property management agreements with Gvest Homes I LLC, Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Springlake Homes LLC, Gvest Carolinas 4 Homes LLC, Gvest Sunnyland Homes LLC and Gvest Warrenville Homes LLC, which are wholly owned subsidiaries of Gvest Finance LLC. Under the property management agreements, we manage the homes owned by the VIEs and the VIEs remit to our company all income, less any sums paid out for debt service plus 5% of the debt service payment.

Additionally, during 2021, we formed two entities, Brainerd Place LLC and Bull Creek LLC, for the purpose of exploring opportunities to develop mobile home communities. We own 49% of these entities and Gvest Real Estate LLC, an entity whose sole owner is Raymond M. Gee, our chairman and chief executive officer, owns 51%. We also executed operating agreements with these entities which designate Gvest Capital Management LLC, a company owned and controlled by Gvest Real Estate Capital LLC, as manager with the authority, power, and discretion to manage and control the entities’ business decisions. The operating agreements require us to make cash contributions to the entities to fund their activities, operations, and existence, if we approve the contribution requests from the manager, which ultimately provides us with power to direct the economically significant activities of these entities.

A company with interests in a VIE must consolidate the entity if the company is deemed to be the primary beneficiary of the VIE; that is, if it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Such a determination requires management to evaluate circumstances and relationships that may be difficult to understand and to make a significant judgment, and to repeat the evaluation at each subsequent reporting date. Primarily due to our common ownership by Mr. Gee, our power to direct the activities of these entities that most significantly impact their economic performance, and the fact that we have the obligation to absorb losses or the right to receive benefits from these entities that could potentially be significant to these entities, the entities listed above are considered to be VIEs in accordance applicable U.S. generally accepted accounting principles, or GAAP.

Investment Property and Depreciation. Investment property, including property and equipment, is carried at cost. Depreciation for Sites and Building is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 15 to 25 years). Depreciation of Improvements to Sites and Buildings, Rental Homes and Equipment and Vehicles is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 3 to 25 years). Land Development Costs are not depreciated until they are put in use, at which time they are capitalized as Sites and Land Improvements. Interest Expense pertaining to Land Development Costs are capitalized. Maintenance and Repairs are charged to expense as incurred and improvements are capitalized. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the financial statement and any gain or loss is reflected in the current period’s results of operations.

Impairment Policy. We apply FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. After the date we determine a property is held for disposition, depreciation expense is not recorded. There was no impairment during the years ended December 31, 2021 and 2020.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2021. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this evaluation, management used the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2021, our internal control over financial reporting was not effective due to the following material weaknesses.

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

To cure the foregoing material weakness, we have taken or plan to take the following remediation measures:

●	We have added and plan to continue to add additional employees to assist in the financial closing procedures.

●	As necessary, we will continue to engage consultants or outside accounting firms to ensure proper accounting for our consolidated financial statements.

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

During the year ended December 31, 2021, we hired a new vice president of finance who assists with the functions of the accounting department. This hire has led to more segregation of duties and levels of review in our day-to-day accounting functions, reporting, and closing procedures which historically have been material weaknesses for us in internal controls.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2021 but was not reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Raymond M. Gee	61	Chairman of the Board and Chief Executive Officer
Michael Z. Anise	45	President, Chief Financial Officer and Director
Andrew Coatley	40	Chief Operating Officer
Adam A. Martin	50	Chief Investment Officer
Chelsea H. Gee	29	Vice President of Finance
William H. Carter	73	Director
Richard M. Gee	29	Director
James L. Johnson	55	Director
Terry Robertson	78	Director

Raymond M. Gee. Mr. Gee has served as chairman of our board of directors and chief executive officer of our company since October 2017 as a result of the merger of Mobile Home Rental Holdings LLC with our company. Mr. Gee has 30 years of experience in commercial real estate, development, and structured finance. He has also served as the chief executive officer of Gvest Capital LLC, which provides management and administrative services to various investment and asset ownership entities, since 2012. Prior to forming Gvest Capital LLC, he was the head of real estate and structured products for Royal & Sun Alliance and oversaw a multi-billion-dollar diversified portfolio. Previously he headed the Latin American real estate practice for Arthur Andersen in Mexico City. Mr. Gee is a graduate of the University of Oklahoma with a BBA in finance/real estate. Mr. Gee was selected to serve on our board of directors due to his management experience in our industry.

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

Chelsea H. Gee. Mrs. Gee has served as our vice president of finance since January 2021. Mrs. Gee is a licensed Certified Public Accountant in North Carolina and Texas. Prior to joining us, she worked for Ernst and Young, LLP for five and half years as a tax accountant where she advised privately owned businesses and high net worth individuals with tax compliance, planning, and financial reporting, specializing in clients with flow through investments and within the real estate sector. In 2015, Mrs. Gee received her master’s degree in accounting from Southern Methodist University and was valedictorian. She also received her BBA degree with a focus in accounting and BA degree in philosophy from Southern Methodist University in 2014.

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

James L. Johnson. Mr. Johnson has served as a member of our board of directors since March 2018. He is the founder of Carpet South Design Inc., where he has served as its CEO since 2013. He also owns a majority interest in Piedmont Stair Works Design LLC. The operations of both companies target the real estate improvements industry. Mr. Johnson earned his BS degree in business management from the University of Phoenix. Mr. Johnson was selected to serve on our board of directors due to experience in the real estate industry.

Terry Robertson. Dr. Robertson has served as a member of our board of directors since December 2018. Since 2007, Mr. Robertson has served as consultant at ROBERTSON Appraisal & Consulting, a real estate appraisal and consulting firm that he founded. Prior to that, he worked at Carroll & Carroll Real Estate Appraisers. Dr. Robertson earned his BBA degree in finance and his PhD from the University of Georgia and is Professor Emeritus of Price College of Business of the University of Oklahoma. Mr. Robertson is an author of articles and books relating to corporate financial structure, real estate valuation and regional economic development. Dr. Robertson was selected to serve on our board of directors due to finance and real estate investment background.

Directors and executive officers are elected until their successors are duly elected and qualified. There are no arrangements or understandings known to us pursuant to which any director or executive officer was or is to be selected as a director (or director nominee) or executive officer.

Family Relationships

Raymond M. Gee and Richard M. Gee are father and son. Richard M. Gee and Chelsea H. Gee are married. There are no other family relationships between any of our directors or executive officers.

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

Governance Structure

Currently, our chief executive officer is also our chairman. Our board of directors believes that, at this time, having a combined chief executive officer and chairman is the appropriate leadership structure for our company. In making this determination, the board of directors considered, among other matters, Mr. Raymond M. Gee’s experience and tenure, and believed that he is highly qualified to act as both chairman and chief executive officer due to his experience, knowledge, and personality. Among the benefits of a dual chief executive officer and chairman role is this structure promotes clearer leadership and direction for our company and allows for a single, focused chain of command to execute our strategic initiatives and business plans.

The Board’s Role in Risk Oversight

Our board of directors plays an active role, as a whole and at the committee level, in overseeing management of our risks and strategic direction. Our board of directors regularly reviews information regarding our liquidity and operations, as well as the risks associated with each. Our audit committee oversees the process by which our senior management and relevant employees assess and manage our exposure to, and management of, financial risks. Our compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board of directors is regularly informed about such risks.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table – Years Ended December 31, 2021 and 2020

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Other ($)		Total ($)
Raymond M. Gee, Chief Executive Officer	2021	-	-	-	750,000	(3)	750,000
	2020	-		6,500	380,000	(2)(3)	386,500
Michael Z. Anise, President and Chief Financial Officer	2021	170,000	150,000	-	20,000	(2)	340,000
	2020	150,000	100,000	6,500	10,000	(2)	266,500
Adam A. Martin, Chief Investment Officer	2021	150,000	150,000	-			300,000
	2020	130,000	100,000	-			230,000

(1)	The amount is equal to the aggregate grant-date fair value with respect to the awards, computed in accordance with FASB ASC Topic 718.

(2)	Includes compensation earned as a member of our board of directors.

(3)	Includes guarantee fees accrued or paid to Mr. Gee during the years ended December 31, 2021 and 2020 of $750,000 and $370,000, respectively.

Outstanding Equity Awards at Fiscal Year End

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2021.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael Z. Anise	231,000	-	-	$0.01	12/11/2027
Michael Z. Anise	87,000	-	-	$0.01	12/30/2029
Adam A. Martin	240,000	-	-	$0.01	12/12/2027

Additional Narrative Disclosure

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan. We currently make available a retirement plan intended to provide benefits under Section 401(k) of the Internal Revenue Code of 1986, as amended, or the Code, pursuant to which employees, including the executive officers named above, can make voluntary pre-tax contributions.

Potential Payments Upon Termination or Change in Control

None of the named executive officers listed above are entitled to severance or other payments upon termination or a change in control of our company.

Director Compensation

The table below sets forth our non-executive officer directors’ compensation during the fiscal year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Total ($)
William H. Carter	20,000	20,000
Richard M. Gee	20,000	20,000
James L. Johnson	20,000	20,000
Terry Robertson	20,000	20,000

Stock Compensation Plan

In December 2017, our board of directors, with the approval of a majority of stockholders, adopted the Manufactured Housing Properties Inc. Stock Compensation Plan, or the Plan. Awards that may be granted include stock options, stock appreciation rights and restricted stock awards. These awards offer our directors, officers, employees, advisers and consultants the possibility of future value, depending on the long-term price appreciation of our Common Stock and the award holder’s continuing service with our company.

The following is a summary of certain significant features of the Plan. The information which follows is subject to, and qualified in its entirety by reference to, the Plan document itself, which is filed as an exhibit to this report.

Purposes of Plan: The purpose of the Plan is to provide directors, officers, employees, advisers and consultants of our company and its subsidiaries with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of our company, to join the interests of directors, officers, employees, advisers and consultants with the interests of our stockholders through the opportunity for increased stock ownership and to attract and retain directors, officers, employees, advisers and consultants of exceptional abilities. The Plan is further intended to provide flexibility to us in structuring long-term incentive compensation to best promote the foregoing objectives.

Administration of the Plan: The Plan is administered by our compensation committee. Among other things, the administrator has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, performance criteria, restrictions and other provisions of awards. The administrator has authority to establish, amend and rescind rules and regulations relating to the Plan.

Eligible Recipients: Persons eligible to receive awards under the Plan will be those directors, officers, employees, advisers and consultants of our company and its subsidiaries who are selected by the administrator.

Shares Available Under the Plan: The maximum number of shares of our Common Stock that may be delivered to participants under the Plan is 1,000,000, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the Plan for which the award is canceled, forfeited or expires again become available for grants under the Plan. Shares subject to an award that is settled will not again be made available for grants under the Plan.

Stock Options:

General. Stock options give the option holder the right to acquire from us a designated number of shares of Common Stock at a purchase price that is fixed upon the grant of the option. Stock options granted may be either tax-qualified stock options (so-called “incentive stock options”) or non-qualified stock options. Subject to the provisions of the Plan, the administrator has the authority to determine all grants of stock options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the administrator may determine.

Option Price. The exercise price for stock options will be determined at the time of grant. Normally, the exercise price will not be less than the fair market value on the date of grant. As a matter of tax law, the exercise price for any incentive stock option awarded may not be less than the fair market value of the shares on the date of grant. However, incentive stock option grants to any person owning more than 10% of our voting stock must have an exercise price of not less than 110% of the fair market value on the grant date.

Exercise of Options. An option may be exercised only in accordance with the terms and conditions for the option agreement as established by the administrator at the time of the grant. The exercise price shall be payable in cash or, if the administrator consents, in shares of Common Stock (including Common Stock to be received upon a simultaneous exercise) or other consideration substantially equivalent to cash. The administrator may from time to time authorize payment of all or a portion of the exercise price in the form of a promissory note or other deferred payment installments according to such terms as the administrator may approve. The board may restrict or suspend the power of the administrator to permit such loans and may require that adequate security be provided.

Expiration or Termination. Options, if not previously exercised, will expire on the expiration date established by the administrator at the time of grant. Such term cannot exceed ten years provided that in the case of incentive stock options granted to holders of more than 10% of our voting stock, such term cannot exceed five years. Options will terminate before their expiration date if the holder’s service with our company or a subsidiary terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of employment, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the administrator and reflected in the grant evidencing the award.

Incentive and Non-Qualified Options. As described elsewhere in this summary, an incentive stock option is an option that is intended to qualify under certain provisions of the Code, for more favorable tax treatment than applies to non-qualified stock options. Any option that does not qualify as an incentive stock option will be a non-qualified stock option. Under the Code, certain restrictions apply to incentive stock options. For example, the exercise price for incentive stock options may not be less than the fair market value of the shares on the grant date and the term of the option may not exceed ten years. In addition, an incentive stock option may not be transferred, other than by will or the laws of descent and distribution, and is exercisable during the holder’s lifetime only by the holder. In addition, no incentive stock options may be granted to a holder that is first exercisable in a single year if that option, together with all incentive stock options previously granted to the holder that also first become exercisable in that year, relate to shares having an aggregate fair market value in excess of $100,000, measured at the grant date.

Stock Appreciation Rights: Stock appreciation rights, or SARs, which may be granted alone or in tandem with options, have an economic value similar to that of options. When a SAR for a particular number of shares is exercised, the holder receives a payment equal to the difference between the market price of the shares on the date of exercise and the exercise price of the shares under the SAR. Again, the exercise price for SARs normally is the market price of the shares on the date the SAR is granted. Under the Plan, holders of SARs may receive this payment – the appreciation value – either in cash or shares of Common Stock. The form of payment will be determined by us. Essentially, a holder of a SAR benefits when the market price of the Common Stock increases, to the same extent that the holder of an option does, but, unlike an option holder, the SAR holder need not pay an exercise price upon exercise of the award.

Stock Awards: Restricted shares are shares of Common Stock awarded to participants at no cost. Restricted shares can take the form of awards of restricted stock, which represent issued and outstanding shares of our Common Stock subject to vesting criteria, or restricted stock units, which represent the right to receive shares of our Common Stock subject to satisfaction of the vesting criteria. Restricted shares are forfeitable and non-transferable until the shares vest. The vesting date or dates and other conditions for vesting are established when the shares are awarded. Those may include requirements for continuous service and/or the achievement of specified performance goals.

Other Material Provisions: Awards will be evidenced by a written agreement, in such form as may be approved by the administrator. In the event of various changes to the capitalization of our company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the administrator to the number of shares covered by outstanding awards or to the exercise price of such awards. In the event of a change in control of our company (as defined in the Plan) then, unless the administrator or the board otherwise determines with respect to one or more awards, all outstanding awards shall become immediately fully vested and nonforfeitable. Except as otherwise determined by the administrator at the date of grant, awards will not be transferable, other than by will or the laws of descent and distribution. Our board also has the authority, at any time, to discontinue the granting of awards. The board also has the authority to alter or amend the Plan or any outstanding award or may terminate the Plan as to further grants, provided that no amendment will, without the approval of our stockholders, to the extent that such approval is required by law or the rules of an applicable exchange, increase the number of shares available under the Plan, change the persons eligible for awards under the Plan, extend the time within which awards may be made, or amend the provisions of the Plan related to amendments. No amendment that would adversely affect any outstanding award made under the Plan can be made without the consent of the holder of such award.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our Common Stock as of March 29, 2022 by (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our Common Stock. Unless otherwise specified, the address of each of the persons set forth below is in care of our company, 136 Main Street, Pineville, NC 28134.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Raymond M. Gee, Chairman and Chief Executive Officer (3)	Common Stock	8,520,000	68.69%
Michael Z. Anise, President, Chief Financial Officer and Director (4)	Common Stock	338,000	2.66%
Andrew Coatley, Chief Operating Officer (5)	Common Stock	20,000	*
Adam A. Martin, Chief Investment Officer (6)	Common Stock	240,000	1.90%
Chelsea H. Gee, Vice President of Finance (7)	Common Stock	33,334	*
William H. Carter, Director	Common Stock	20,000	*
Richard M. Gee, Director	Common Stock	-	-
James L. Johnson, Director	Common Stock	20,000	*
Terry Robertson, Director	Common Stock	20,000	*
All officers and directors as a group (9 persons named above)	Common Stock	9,211,334	74.16%
Michael P. Kelly (8)	Common Stock	2,145,000	17.29%
Joseph Jackson (9)	Common Stock	1,254,506	10.11%

*	Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Except as set forth below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our Common Stock.

(2)	A total of 12,403,680 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 29, 2022. For each beneficial owner above, any options exercisable within 60 days have been included in their denominator.

(3)	Includes 20,000 shares of Common Stock held directly and 8,500,000 shares of Common Stock held by Gvest Real Estate Capital LLC. Raymond M. Gee is the Managing Member of Gvest Real Estate Capital LLC and has voting and investment control over the shares held by it.

(4)	Includes 20,000 shares of Common Stock held directly and 318,000 shares of Common Stock which Mr. Anise has the right to acquire within 60 days through the exercise of vested options.

(5)	Consists of 20,000 shares of Common Stock which Mr. Coatley has the right to acquire within 60 days through the exercise of vested options.

(6)	Consists of 240,000 shares of Common Stock which Mr. Martin has the right to acquire within 60 days through the exercise of vested options.

(7)	Consists of 33,334 shares of Common Stock which Mrs. Gee has the right to acquire within 60 days through the exercise of vested options.

(8)	Represents shares held by The Raymond M. Gee Irrevocable Trust and the Mariana Vega Ortega Irrevocable Trust. Michael P. Kelly is the Trustee of both trusts and has voting and investment control over the shares held by them.

(9)	Represents shares held by Metrolina Loan Holdings, LLC. Joseph Jackson is the Managing Member of Metrolina Loan Holdings, LLC and has voting and investment control over the shares held by it. The address of Metrolina Loan Holdings, LLC is 108 Gateway Blvd, Suite 104, Mooresville, NC 28117.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	706,175	$0.01	293,825
Equity compensation plans not approved by security holders	-	-	-
Total	706,175	$0.01	293,825

In December 2017, our board of directors, with the approval of a majority of stockholders, adopted the Plan as described above. The Plan provides for grants stock options and other forms of incentive compensation to officers, employees, directors, advisors or consultants of our company or its subsidiaries. We are authorized to issue up to 1,000,000 shares of Common Stock under this plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2020 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	On October 1, 2017, we issued a revolving promissory note to Raymond M. Gee, our chairman and chief executive officer, pursuant to which we may borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. This note has a five-year term with no annual interest and principal payment is deferred until the maturity date. This note was terminated in 2021. As of December 31, 2021 and 2020, the outstanding balance on this note was $0.

●	On May 8, 2017, we issued a promissory note to Metrolina in the principal amount of $3,000,000. The note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. This note was to mature in May of 2023. In September 2020, we paid off the full balance and terminated the note. This related party note was guaranteed by Mr. Gee. As of December 31, 2021 and 2020, the balance on this note was $0.

●	During the years ended December 31, 2021 and 2020, Mr. Gee received fees totaling $500,000 and $370,000, respectively, for his personal guaranty on certain promissory notes relating to the refinancing and acquisitions of mobile home communities owned by us. During the year ended December 31, 2021, we also accrued $250,000 for personal guaranty fees owed to Mr. Gee in relation to the Asheboro and Morganton acquisitions that occurred at the end of December which were paid in January 2022.

●	In August 2019, we entered into an office lease agreement with 136 Main Street LLC, an entity whose sole owner is Gvest Real Estate LLC, whose sole owner is Mr. Gee, for the lease of our offices. The lease is $12,000 per month and is on a month-to-month term. During the years ended December 31, 2021 and 2020, we paid $144,000 and $48,000, respectively, of rent expense to 136 Main Street LLC.

●	In December 2020, we sold 305 park owned homes in four communities to Gvest Finance LLC and Gvest Homes 1 LLC for a total of $4,648,967. In December 2020 we also entered into a property management agreement with Gvest Finance LLC, a company owned and controlled by our parent company, Gvest Real Estate Capital LLC, an entity whose sole owner is Raymond M. Gee, and have subsequently entered into property management agreements with Gvest Homes I LLC, Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Springlake Homes LLC, Gvest Carolinas 4 Homes LLC, Gvest Sunnyland Homes LLC and Gvest Warrenville Homes LLC, which are wholly owned subsidiaries of Gvest Finance LLC. Under the property management agreements, we manage homes owned by the VIEs and the VIEs remit to our company all income, less any sums paid out for debt service plus 5% of the debt service payment.

●	On October 22, 2021, we issued a promissory note to Metrolina, a significant stockholder, in the principal amount of $1,500,000. The note bears interest at a rate of 18% per annum and matures on April 1, 2023. During the first six months of the note, any prepayment would require us to pay a yield maintenance fee equal to six months of interest. Thereafter, the loan may be prepaid at any time without penalty or fee. The note is guaranteed by Raymond M. Gee, our chairman and chief executive officer. As of December 31, 2021, the balance on this note was $1,500,000 and interest expense for the year totaled $51,780.

●	On December 27, 2021, we issued a revolving promissory note to Gvest Real Estate Capital LLC, pursuant to which we may borrow up to $1,500,000 on a revolving basis for working capital or acquisition purposes. On the same date, we borrowed $150,000. This note has a five-year term and is interest-only based on an 15% annual rate through the maturity date. As of December 31, 2021, the outstanding balance on this note was $150,000. On February 28, 2022, we borrowed an additional $700,000.

Parent Company

As of December 31, 2021, Gvest Real Estate Capital LLC holds approximately 68.53% of our issued and outstanding voting securities.

Director Independence

Our board of directors has determined that Terry Robertson, James L. Johnson and William H. Carter are independent directors as that term is defined in the applicable rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Audit Fees	$168,710	$64,698
Audit-Related Fees	11,800	39,500
Tax Fees	15,079	13,000
All Other Fees	-	-
TOTAL	$195,589	$172,468

All fees during 2021 and 2020 related to Friedman LLP except $25,468 of audit related fees during 2020 were related to Liggett & Webb, P.A.

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Friedman LLP for our financial statements as of and for the year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed on April 19, 2018)
3.2	Certificate of Designation of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 2.2 to the Offering Statement on Form 1-A filed on May 9, 2019)
3.3	Certificate of Designation of Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 5, 2019)
3.4	Amended and Restated Certificate of Designation of Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed on November 15, 2021)
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on April 19, 2018)
4.1*	Description of Registrant’s Securities
10.1	Form of Subscription Agreement for Series C Preferred Stock Offering (incorporated by reference to Exhibit 4.1 to the Amended Offering Statement on Form 1-A/A filed on June 11, 2021)
10.2*	Form of Property Management Agreement for Mobile Homes
10.3*	Form of Property Management Agreement for Lots
10.4	Purchase and Sale Agreement, dated February 11, 2021, between Gilmer and Sons Mobile Homes Sales and Rentals, Inc. and MHP Pursuits LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 30, 2021)
10.5	Assignment of Purchase and Sale Agreement, dated July 16, 2021, between MHP Pursuits LLC and Anderson MHP LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 30, 2021)
10.6	Purchase and Sale Agreement, dated May 17, 2021, between Sandlapper Hidden Acres LLC and MHP Pursuits LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on October 8, 2021)
10.7	Assignment of Purchase and Sale Agreement, dated September 14, 2021, among MHP Pursuits LLC, Hidden Oaks MHP LLC and Gvest Hidden Oaks Homes LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on October 8, 2021)
10.8	Purchase and Sale Agreement, dated May 18, 2021, between JMC Enterprise Inc. and MHP Pursuits LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 8, 2021)
10.9	Assignment of Purchase and Sale Agreement, dated September 9, 2021, among MHP Pursuits LLC, Capital View MHP LLC and Gvest Capital View Homes LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 8, 2021)
10.10	Purchase and Sale Agreement, dated July 1, 2021, between MHP Pursuits LLC and Truman Properties LLC, Birdsong Properties LLC, CCE Properties LLC, and Youngsville MHP LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 27, 2021)
10.11	Assignment of Purchase and Sale Agreement, dated October 22, 2021, between MHP Pursuits LLC and North Raleigh MHP LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 8, 2021)
10.12	Purchase and Sale Agreement, dated October 19, 2021, between MHP Pursuits LLC and CHR VIII-PCP MHC Charlotte Dixie, L.L.C., CHR VIII-PCP MHC Charlotte Meadowbrook, L.L.C., and CHR VIII-PCP MHC Charlotte Driftwood, L.L.C. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 19, 2022)
10.13	Notice Regarding Commercial Purchase and Sale Agreement, dated November 19, 2021, between MHP Pursuits LLC and CHR VIII-PCP MHC Charlotte Dixie, L.L.C., CHR VIII-PCP MHC Charlotte Meadowbrook, L.L.C., and CHR VIII-PCP MHC Charlotte Driftwood, L.L.C. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 19, 2022)
10.14	Reinstatement and First Amendment to Purchase and Sale Agreement, dated December 7, 2021, between MHP Pursuits LLC and CHR VIII-PCP MHC Charlotte Dixie. L.L.C., CHR VIII-PCP MHC Charlotte Dixie Owner, L.L.C., CHR VIII-PCP MHC Charlotte Driftwood, L.L.C., CHR VIII-PCP MHC Charlotte Driftwood Owner, L.L.C., CHR VIII-PCP MHC Charlotte Meadowbrook, L.L.C. and CHR VIII-PCP MHC Charlotte Meadowbrook Owner, L.L.C. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 19, 2022)
10.15	Second Amendment to Purchase and Sale Agreement, dated December 16, 2021, between MHP Pursuits LLC, Charlotte 3 Park MHP LLC, CHR VIII-PCP MHC Charlotte Dixie. L.L.C., CHR VIII-PCP MHC Charlotte Dixie Owner, L.L.C., CHR VIII-PCP MHC Charlotte Driftwood, L.L.C., CHR VIII-PCP MHC Charlotte Driftwood Owner, L.L.C., CHR VIII-PCP MHC Charlotte Meadowbrook, L.L.C. and CHR VIII-PCP MHC Charlotte Meadowbrook Owner, L.L.C. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 19, 2022)

10.16	Purchase and Sale Agreement, dated October 20, 2021, between MHP Pursuits LLC and Gary Coffey (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on January 19, 2022)
10.17	Assignment of Purchase and Sale Agreement, dated December 16, 2021, between MHP Pursuits LLC, Carolinas 4 MHP LLC, and Gvest Carolinas 4 Homes LLC (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on January 19, 2022)
10.18	Purchase and Sale Agreement, dated October 22, 2021, between MHP Pursuits LLC and Alterri Properties LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on January 19, 2022)
10.19	First Amendment to Purchase and Sale Agreement, dated December 9, 2021, between MHP Pursuits LLC and Alterri Properties LLC (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on January 19, 2022)
10.20	First Amendment to Purchase and Sale Agreement, dated December 20, 2021, between MHP Pursuits LLC and Alterri Properties LLC (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on January 19, 2022)
10.21	Assignment of Purchase and Sale Agreement, dated December 22, 2021, between MHP Pursuits LLC, Carolinas 4 MHP LLC, and Gvest Carolinas 4 Homes LLC (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on January 19, 2022)
10.22	Purchase and Sale Agreement, dated November 3, 2021, between MHP Pursuits LLC and Billie Jean Faust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 30, 2022)
10.23	Assignment of Purchase and Sale Agreement, dated January 27, 2022, between MHP Pursuits LLC, Sunnyland MHP LLC and Gvest Sunnyland Homes LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 30, 2022)
10.24	Promissory Note issued by Pecan Grove MHP LLC to Carolina Trust Bank on October 28, 2016 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 filed on April 19, 2018)
10.25	Promissory Note issued by Azalea MHP LLC to Carolina Trust Bank on November 10, 2017 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 filed on April 19, 2018)
10.26	Promissory Note issued by Chatham Pines MHP LLC to The Capitol Life Insurance Company on November 12, 2017 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed on April 19, 2018)
10.27	Promissory Note issued by Lakeview MHP LLC to The Capitol Life Insurance Company on November 17, 2017 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed on April 19, 2018)
10.28	Loan Agreement, dated April 1, 2019, between The Capitol Life Insurance Company and Hunt Club MHP LLC (incorporated by reference to Exhibit 6.22 to the Amended Offering Statement on Form 1-A/A filed on October 15, 2019)
10.29	Promissory Note issued by B&D MHP LLC to Carolina Trust Bank on May 2, 2019 (incorporated by reference to Exhibit 6.24 to the Amended Offering Statement on Form 1-A/A filed on October 15, 2019)
10.30	Promissory Note issued by Crestview MHP LLC to Liberty Bankers Life Insurance Company on July 31, 2019 (incorporated by reference to Exhibit 6.26 to the Amended Offering Statement on Form 1-A/A filed on October 15, 2019)
10.31	Loan Agreement, dated December 20, 2019, between ARC MHP LLC and Liberty Bankers Life Insurance Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 27, 2019)
10.32	Promissory Note issued by ARC MHP LLC to Liberty Bankers Life Insurance Company on December 20, 2019 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 27, 2019)
10.33	Loan Agreement, dated March 17, 2020, between Evergreen MHP LLC and Hunt Mortgage Capital, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on March 27, 2020)
10.34	Promissory Note issued by Evergreen MHP LLC to Hunt Mortgage Capital, LLC on March 17, 2020 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on March 27, 2020)
10.35	Business Loan Agreement, dated November 9, 2020, between Maple Hills MHP LLC and Charlotte Metro Federal Credit Union (incorporated by reference to Exhibit 6.15 to the Offering Statement on Form 1-A filed on January 21, 2021)
10.36	Promissory Note issued by Maple Hills MHP LLC to Charlotte Metro Federal Credit Union on November 9, 2020 (incorporated by reference to Exhibit 6.16 to the Offering Statement on Form 1-A filed on January 21, 2021)
10.37	Business Loan Agreement, dated November 9, 2020, between Crestview MHP LLC and Charlotte Metro Federal Credit Union (incorporated by reference to Exhibit 6.22 to the Offering Statement on Form 1-A filed on January 21, 2021)
10.38	Promissory Note issued by Crestview MHP LLC to Charlotte Metro Federal Credit Union on November 9, 2020 (incorporated by reference to Exhibit 6.23 to the Offering Statement on Form 1-A filed on January 21, 2021)

10.39	Amended and Restated Promissory Note issued by Countryside MHP LLC to J & A Real Estate, LLC on December 17, 2020 ($1,700,000) (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on March 31, 2021)
10.40	Amended and Restated Promissory Note issued by Countryside MHP LLC to J & A Real Estate, LLC on December 17, 2020 ($1,300,000) (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on March 31, 2021)
10.41	Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated March 12, 2020, between Countryside MHP LLC and J & A Real Estate LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 27, 2020)
10.42	Loan Agreement, dated December 21, 2020, between Orix Real Estate Capital, LLC and Hunt Club MHP LLC (incorporated by reference to Exhibit 6.19 to the Offering Statement on Form 1-A filed on January 21, 2021)
10.43	Loan Agreement, dated December 24, 2020, between Gvest Homes I LLC and Camargo Investments III, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on March 31, 2021)
10.44	Supplement No. 1 to Loan Agreement, dated December 31, 2020, between Gvest Homes I LLC and Camargo Investments III, LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on March 31, 2021)
10.45	Promissory Note issued by Gvest Homes I LLC to Camargo Investments III, LLC on December 24, 2020 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on March 31, 2021)
10.46	Security Agreement, dated December 24, 2020, between Gvest Homes I LLC and Camargo Investments III, LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on March 31, 2021)
10.47	Promissory Note issued by Golden Isles MHP LLC to William Howard O’Quinn and Mary W. O’Quinn on March 31, 2021 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 17, 2021)
10.48	Promissory Note issued by Gvest Finance LLC to William Howard O’Quinn on March 31, 2021 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 17, 2021)
10.49	Loan Agreement, dated July 20, 2021, between Anderson MHP LLC and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 30, 2021)
10.50	Promissory Note issued by Anderson MHP LLC to Vanderbilt Mortgage and Finance, Inc. on July 20, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 30, 2021)
10.51	Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, dated July 16, 2021, between Anderson MHP LLC and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 30, 2021)
10.52	Security Agreement and Assignment of Rents, dated July 20, 2021, between Gvest Anderson Homes LLC and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on July 30, 2021)
10.53	Guaranty, dated July 20, 2021, between Gvest Anderson Homes LLC and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on July 30, 2021)
10.54	Floorplan Credit and Security Agreement, dated July 26, 2021, between Gvest Finance LLC and Triad Financial Services, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 27, 2021)
10.55	Community Rental Homes Credit and Security Agreement, dated July 26, 2021, between Gvest Finance LLC and Triad Financial Services, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 27, 2021)
10.56	Credit and Security Supplemental Agreement, dated July 26, 2021, between Gvest Finance LLC and Triad Financial Services, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 27, 2021)
10.57	Loan Agreement, dated September 10, 2021, among Capital View MHP LLC, Gvest Capital View Homes LLC and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 8, 2021)
10.58	Promissory Note issued by Capital View MHP LLC and Gvest Capital View Homes LLC to Vanderbilt Mortgage and Finance, Inc. dated September 10, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 8, 2021)

10.59	Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, dated September 9, 2021, between Capital View MHP LLC and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 8, 2021)
10.60	Loan Agreement, dated September 16, 2021, among Hidden Oaks MHP LLC, Gvest Hidden Oaks Homes LLC and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on October 8, 2021)

10.61	Promissory Note issued by Hidden Oaks MHP LLC and Gvest Hidden Oaks Homes LLC to Vanderbilt Mortgage and Finance, Inc. dated September 16, 2021 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on October 8, 2021)
10.62	Security Agreement and Assignment of Rents, dated September 16, 2021, among Hidden Oaks MHP LLC, Gvest Hidden Oaks Homes LLC and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on October 8, 2021)
10.63	Loan Agreement, dated October 25, 2021, between North Raleigh MHP LLC and Liberty Bankers Life Insurance Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 8, 2021)
10.64	Promissory Note issued by North Raleigh MHP LLC to Liberty Bankers Life Insurance Company on October 25, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 8, 2021)
10.65	Assignment of Leases, Rents, and Profits, dated October 25, 2021, between North Raleigh MHP LLC and Liberty Bankers Life Insurance Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 8, 2021)
10.66	Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents, dated October 25, 2021, between North Raleigh MHP LLC and Liberty Bankers Life Insurance Company (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on November 8, 2021)
10.67	Limited Guaranty, dated October 25, 2021, between Manufactured Housing Properties Inc. and Liberty Bankers Life Insurance Company (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 8, 2021)
10.68	Loan Agreement, dated October 22, 2021, between Manufactured Housing Properties Inc. and Metrolina Loan Holdings LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 8, 2021)
10.69	Promissory Note issued by Manufactured Housing Properties Inc. to Metrolina Loan Holdings LLC on October 22, 2021 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on November 8, 2021)
10.70	Loan Agreement, dated November 12, 2021, between Springlake MHP LLC and FirstBank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 22, 2021)
10.71	Promissory Note issued by Springlake MHP LLC to FirstBank on November 12, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 22, 2021)
10.72	Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated November 12, 2021, by Springlake MHP LLC in favor of FirstBank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 22, 2021)
10.73	Assignment of Management Agreement, dated November 12, 2021, among Mobile Homes Rentals LLC, Springlake MHP LLC and FirstBank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 22, 2021)
10.74	Assignment of Ownership Interests, dated November 12, 2021, by Manufactured Housing Properties Inc. in favor of FirstBank (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 22, 2021)
10.75	Guaranty, dated November 12, 2021, by Manufactured Housing Properties Inc. in favor of FirstBank (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on November 22, 2021)
10.76	Loan and Security Agreement, dated November 12, 2021, among Gvest Springlake Homes LLC, Gvest Finance LLC, Raymond M. Gee and FirstBank (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 22, 2021)
10.77	Promissory Note issued by Gvest Springlake Homes LLC to FirstBank on November 12, 2021 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 22, 2021)
10.78	Assignment of Management Agreement, dated November 12, 2021, among Mobile Homes Rentals LLC, Gvest Springlake Homes LLC and FirstBank (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on November 22, 2021)
10.79	Assignment of Ownership Interests, dated November 12, 2021, by Gvest Finance LLC in favor of FirstBank (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on November 22, 2021)

10.80	Guaranty, dated November 12, 2021, by Gvest Finance LLC in favor of FirstBank (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on November 22, 2021)
10.81	Promissory Note issued by Charlotte 3 Park MHP LLC to Pacific Current Partners LLC on December 21, 2021 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on January 19, 2022)
10.82	Deed of Trust, Assignment of Leases and Rents, Fixture Filing and Security Agreement, dated December 21, 2021, between Charlotte 3 Park MHP LLC and Pacific Current Partners LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on January 19, 2022)

10.83	Deed of Trust, Assignment of Leases and Rents, Fixture Filing and Security Agreement, dated December 21, 2021, between Charlotte 3 Park MHP LLC and Pacific Current Partners LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on January 19, 2022)
10.84	Mortgage and Security Agreement, dated December 21, 2021, between Charlotte 3 Park MHP LLC and Pacific Current Partners LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on January 19, 2022)
10.85*	Revolving Promissory Note, dated December 27, 2021, between Manufactured Housing Properties Inc and Gvest Real Estate Capital LLC
10.86*	Loan Agreement, dated December 29, 2021, between Carolinas 4 MHP LLC and Vanderbilt Mortgage and Finance Inc.
10.87	Promissory Note issued by Carolinas 4 MHP LLC to Vanderbilt Mortgage and Finance Inc. on December 29, 2021 (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on January 19, 2022)
10.88	Deed of Trust, dated December 29, 2021, between Carolinas 4 MHP LLC and Vanderbilt Mortgage and Finance Inc. (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on January 19, 2022)
10.89	Security Agreement and Assignment of Rents, dated December 29, 2021, between Carolinas 4 MHP LLC and Vanderbilt Mortgage and Finance Inc. (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed on January 19, 2022)
10.90	Assignment of Ownership Interests, dated December 29, 2021, between Carolinas 4 MHPC LLC and Vanderbilt Mortgage and Finance Inc. (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed on January 19, 2022)
10.91	Loan Agreement, dated January 31, 2022, between Sunnyland MHP LLC and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 30, 2022)
10.92	Promissory Note issued by Sunnyland MHP LLC to Vanderbilt Mortgage and Finance, Inc. on January 31, 2022 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 30, 2022)
10.93	Deed of Trust, dated December 29, 2021, between Sunnyland MHP LLC and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on March 30, 2022)
10.94	Security Agreement and Assignment of Rents, dated January 31, 2022, between Gvest Sunnyland Homes LLC and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on March 30, 2022)
10.95	Assignment of Ownership Interests, dated January 31, 2022, between Manufactured Housing Properties Inc. and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on March 30, 2022)
10.96†	Manufactured Housing Properties Inc. Stock Compensation Plan (incorporated by reference to Exhibit 6.21 to the Offering Statement on Form 1-A filed on May 9, 2019)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 15.1 to the Offering Statement on Form 1-A filed on May 9, 2019)
21.1*	List of subsidiaries of the registrant
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

†	Executive compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Manufactured Housing Properties Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Manufactured Housing Properties Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisitions

Description of the Matter

As described in Note 1 of the consolidated financial statements, the Company accounts for acquisitions as asset acquisitions in accordance with ASC 805, “Business Combinations,” and allocates the purchase price based on the fair value of the assets acquired, which generally consist of land, site and land improvements, buildings improvements, and rental homes. As described in Note 5, during 2021, the Company acquired approximately $26.5 million of real estate properties that were accounted for as asset acquisitions. Upon an asset acquisition, the purchase price is allocated to land, building, and land improvements. We identified the evaluation of the measurement of the fair values used in purchase price allocation of acquisitions as a critical audit matter because it involves a high degree of subjectivity in evaluating the reasonableness of management's estimates and the assumptions used in estimates.

How We Addressed the Matter in Our Audit

We obtained agreements and supporting files related to the acquisitions and purchase price allocations, reviewed management analysis and applicable documents supporting capitalized costs associated with the acquisitions. With the assistance of our valuation specialist, we compared the significant assumptions to observable market data and published industry resources.

/s/ Friedman LLP

We have served as the Company’s auditor since 2020.
Marlton, New Jersey
March 30, 2022

MANUFACTURED HOUSING PROPERTIES INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

	2021	2020
Assets		(As Revised)
Investment Property
Land	$18,854,760	$11,770,605
Site and Land Improvements	35,133,079	22,029,975
Buildings and Improvements	14,666,296	6,437,251
Construction in Process	3,030,456	7,092
Total Investment Property	71,684,591	40,244,923
Accumulated Depreciation & Amortization	(4,832,300)	(2,779,201)
Net Investment Property	66,852,291	37,465,722
Cash and Cash Equivalents, including restricted cash of $705,195 and $339,152, respectively	2,106,329	1,988,857
Accounts Receivable, net	175,955	46,952
Other Assets	913,205	2,895,221
Total Assets	$70,047,780	$42,396,752

Liabilities
Accounts Payable	$477,484	$236,992
Notes Payable, net of $2,064,294 and $1,096,629 debt discount	48,891,483	31,216,738
Line of Credit – Variable Interest Entity, net of $151,749 and $134,051 debt discount, respectively	6,200,607	3,214,916
Note Payable – Line of Credit Related Party	150,000	-
Note Payable – Related Party	1,500,000	-
Accrued Liabilities including amounts due to related parties of $250,000 and $0, respectively	1,235,001	237,442
Tenant Security Deposits	705,195	339,152
Series C Redeemable Preferred Stock, par value $0.01 per share; 47,000 and 0 shares authorized; 5,734 and 0 shares issued and outstanding; redemption value $5,734,400 and $0 as of December 31, 2021 and 2020, respectively	5,214,370	-
Total Liabilities	64,374,140	35,245,240

Commitments and Contingencies (See note 7)

Redeemable Preferred Stock – subject to redemption
Series A Cumulative Redeemable Convertible Preferred Stock, par value $0.01 per share; 4,000,000 shares authorized; 1,886,000 and 1,890,000 shares issued and outstanding; redemption value $7,072,500 and $7,087,500 as of December 31, 2021 and 2020, respectively	5,841,771	5,381,500
Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized; 758,551 and 641,254 shares issued and outstanding; redemption value $11,378,265 and $9,618,810 as of December 31, 2021 and 2020, respectively	8,518,594	6,692,076

Deficit
Common Stock, par value $0.01 per share; 200,000,000 shares authorized; 12,403,680 and 12,398,580 shares are issued and outstanding as of December 31, 2021 and 2020, respectively	124,037	124,016
Additional Paid in Capital	(3,160,712)	(1,052,611)
Accumulated Deficit	(4,672,537)	(3,574,194)
Total Manufactured Housing Properties Inc. Deficit	(7,709,212)	(4,502,789)
Non-controlling interest in Variable Interest Entities	(977,513)	(419,275)
Total Deficit	(8,686,725)	(4,922,064)
TOTAL LIABILITIES AND DEFICIT	$70,047,780	$42,396,752

See accompanying notes to consolidated financial statements

MANUFACTURED HOUSING PROPERTIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
Revenue
Rental and related income	$8,328,294	$6,380,515
Property sales	33,983	-
Total revenues	8,362,277	6,380,515

Community operating expenses
Repair and maintenance	529,899	390,140
Real estate taxes	463,148	315,061
Utilities	691,830	571,182
Insurance	125,159	158,672
General and administrative expense	821,234	198,425
Total community operating expenses	2,631,270	1,633,480

Corporate payroll and overhead	3,013,810	1,581,807
Depreciation and amortization expense	2,060,882	1,652,509
Interest expense	2,243,876	1,961,843
Refinancing costs	110,691	464,568
Total Expenses	10,060,529	7,294,207
Other income	139,300
Gain on sale of property	-	761,978
Net loss before provision for income taxes	(1,558,952)	(151,714)
Provision for income taxes	-	-
Net loss	$(1,558,952)	$(151,714)

Net income (loss) attributable to non-controlling interest variable interest entity share of net income	(460,609)	451,876
Net income (loss) attributable to Manufactured Housing Properties Inc.	(1,098,343)	(603,590)
Preferred stock dividends and put option value accretion
Series A preferred dividends	384,864	377,353
Series A preferred put option value accretion	472,271	472,500
Series B preferred dividends	579,303	433,790
Series B preferred put option value accretion	739,034	567,217
Total preferred stock dividends and put option value accretion	$2,175,472	$1,850,860
Net loss attributable to common stockholders	$(3,273,815)	$(2,454,450)

Weighted average shares – basic and fully diluted	13,058,917	12,896,448

Net loss per share – basic and fully diluted	$(0.25)	$(0.19)

See accompanying notes to consolidated financial statements

MANUFACTURED HOUSING PROPERTIES INC.

CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	COMMON STOCK		ADDITIONAL		TOTAL MANUFACTURED HOUSING	NON
	SHARES	PAR VALUE	PAID IN CAPITAL	ACCUMULATED DEFICIT	PROPERTIES INC.	CONTROLLING INTEREST	DEFICIT
Balance at January 1, 2020	12,336,080	$123,361	$759,849	$(3,840,085)	(2,956,875)	$25,707	$(2,931,168)
Stock option expense	-	-	2,370	-	2,370	-	2,370
Common stock issuance to board of directors	50,000	500	32,000		32,500		32,500
Preferred shares Series A dividends	-	-	(377,353)	-	(377,353)	-	(377,353)
Preferred shares Series A put option value accretion	-	-	(472,500)	-	(472,500)	-	(472,500)
Preferred shares Series B dividends	-	-	(433,790)	-	(433,790)	-	(433,790)
Preferred shares Series B put option value accretion	-	-	(567,217)	-	(567,217)	-	(567,217)
Common Stock issuance to preferred share holders	12,500	155	4,030	-	4,185	-	4,185
Distributions from VIE						(27,377)	(27,377)
Deemed dividend – Sale to VIE				869,481	869,481	(869,481)	-
Net income (loss)	-	-	-	(603,590)	(603,590)	451,876	(151,714)
Balance at December 31, 2020 (As Revised)	12,398,580	$124,016	$(1,052,611)	$(3,574,194)	(4,502,789)	$(419,275)	$(4,922,064)
Stock option expense	-	-	66,015	-	66,015	-	66,015
Preferred shares Series A dividends	-	-	(384,864)	-	(384,864)	-	(384,864)
Preferred shares Series A put option value accretion	-	-	(472,271)	-	(472,271)	-	(472,271)
Preferred shares Series B dividends	-	-	(579,303)	-	(579,303)	-	(579,303)
Preferred shares Series B put option value accretion	-	-	(739,034)	-	(739,034)	-	(739,034)
Common Stock issuance to preferred share holders	5,100	21	1,356	-	1,377	-	1,377
Contributions to VIE	-	-	-	-	-	12,371	12,371
Distributions from VIE	-	-	-	-	-	(110,000)	(110,000)
Net loss	-	-	-	(1,098,343)	(1,098,343)	(460,609)	(1,558,952)
Balance at December 31, 2021	12,403,680	$124,037	$(3,160,712)	$(4,672,537)	(7,709,212)	$(977,513)	$(8,686,725)

See accompanying notes to consolidated financial statements

MANUFACTURED HOUSING PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,558,952)	$(151,714)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of property	-	(761,978)
Stock option expense	66,015	2,370
Stock compensation expense	-	32,500
Amortization of debt issuance costs	230,173	133,190
Write off debt issuance costs recorded as debt discount	135,339	464,569
Gain on debt extinguishment	(139,300)	-
Loss on disposal of homes	127,057	-
Depreciation and amortization	2,060,882	1,652,509
Changes in operating assets and liabilities:
Accounts receivable	(129,003)	(11,715)
Other assets	118,309	215,650
Accounts payable	241,869	4,820
Tenant security deposits	366,043	28,039
Accrued liabilities	747,559	(329,333)
Net Cash Provided by Operating Activities	2,265,991	1,278,907
Cash Flows from Investing Activities:
Capital improvements	(2,026,414)	(1,299,195)
Purchases of investment properties	(6,617,000)	(1,001,000)
Proceeds from sale of properties	-	2,100,000
Payment of acquisition costs	(481,781)	-
Net Cash Used in Investing Activities	(9,125,195)	(200,195)
Cash Flows from Financing Activities:
Proceeds from notes payable – related party	1,650,000	-
Repayment of notes payable – related party	-	(2,608,867)
Proceeds from notes payable	4,325,522	16,960,969
Repayment of notes payable	(4,909,168)	(18,555,939)
Proceeds from lines of credit – VIE	3,421,209	880,336
Repayment of lines of credit – VIE	(1,732,599)	-
Proceeds from issuance of common stock	-	4,185
Proceeds from issuance of preferred stock	6,809,884	2,151,250
Payment of debt and Series C Preferred Stock costs recorded as debt discount	(1,526,376)	(1,230,680)
Preferred shares dividends	(964,167)	(811,143)
Contribution to VIE	12,371	-
Distribution from VIE	(110,000)	(27,377)
Net Cash Provided by (Used in) Financing Activities	6,976,676	(3,237,266)

Net Change in Cash and Cash Equivalents	117,472	(2,158,554)
Cash and cash equivalents at beginning of the year	1,988,857	4,147,411
Cash and cash equivalents at end of the year	$2,106,329	$1,988,857

Cash, cash equivalents and restricted cash consist of the following:
End of year
Cash and cash equivalents	$1,401,134	$1,649,705
Restricted cash	705,195	339,152
Total	$2,106,329	$1,988,857
Cash, cash equivalents and restricted cash consist of the following:
Beginning of year
Cash and cash equivalents	$1,649,705	$3,831,376
Restricted cash	339,152	316,035
Total	$1,988,857	$4,147,411

Cash paid for:
Income taxes	$-	$639
Interest	$2,184,891	$1,679,114

Non-Cash Investing and Financing Activities
Notes and lines of credit related to acquisitions and capital improvements	$22,449,312	$4,150,000
Line of credit related to acquisitions	$-	$2,468,631
Non-cash preferred stock accretion	$1,211,305	$1,039,717
Stock issued in connection with Series B Preferred Stock issuance	$1,377	$-
Debt issuance costs included in accounts payable	$250,000	$-

See accompanying notes to consolidated financial statements

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

The Company’s formation of all subsidiaries and VIE’s date of consolidation are as follows:

Name of Subsidiary	State of Formation	Date of Formation	Ownership
Pecan Grove MHP LLC	North Carolina	October 12, 2016	100%
Azalea MHP LLC	North Carolina	October 25, 2017	100%
Holly Faye MHP LLC	North Carolina	October 25, 2017	100%
Chatham Pines MHP LLC	North Carolina	October 31, 2017	100%
Maple Hills MHP LLC	North Carolina	October 31, 2017	100%
Lakeview MHP LLC	South Carolina	November 1, 2017	100%
MHP Pursuits LLC	North Carolina	January 31, 2019	100%
Mobile Home Rentals LLC	North Carolina	September 30, 2016	100%
Hunt Club MHP LLC	South Carolina	March 8, 2019	100%
B&D MHP LLC	South Carolina	April 4, 2019	100%
Crestview MHP LLC	North Carolina	June 28, 2019	100%
Springlake MHP LLC	Georgia	October 10, 2019	100%
ARC MHP LLC	South Carolina	November 13, 2019	100%
Countryside MHP LLC	South Carolina	March 12, 2020	100%
Evergreen MHP LLC	Tennessee	March 17, 2020	100%
Golden Isles MHP LLC	Georgia	March 16, 2021	100%
Anderson MHP LLC	South Carolina	June 2, 2021	100%
Capital View MHP LLC	South Carolina	August 6, 2021	100%
Hidden Oaks MHP LLC	South Carolina	August 6, 2021	100%
North Raleigh MHP LLC	North Carolina	September 16, 2021	100%
Carolinas 4 MHP LLC	North Carolina	November 30, 2021	100%
Charlotte 3 Park MHP LLC	North Carolina	December 10, 2021	100%
Gvest Finance LLC	North Carolina	December 11, 2018	VIE
Gvest Homes I LLC	Delaware	November 9, 2020	VIE
Brainerd Place LLC	Delaware	February 24, 2021	VIE
Bull Creek LLC	Delaware	April 13,2021	VIE
Gvest Anderson Homes LLC	Delaware	June 22, 2021	VIE
Gvest Capital View Homes LLC	Delaware	August 6, 2021	VIE
Gvest Hidden Oaks Homes LLC	Delaware	August 6, 2021	VIE
Gvest Springlake Homes LLC	Delaware	September 24, 2021	VIE
Gvest Carolinas 4 Homes LLC	Delaware	November 13, 2021	VIE

All intercompany transactions and balances have been eliminated in consolidation. The Company does not have a majority or minority interest in any other company, either consolidated or unconsolidated.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Revenue Recognition

Mobile home rental and related income is generated from lease agreements for our sites and homes. The lease component of these agreements is accounted for under Topic 842 of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, for leases.

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

Variable Interest Entities

In December 2020, the Company entered into a property management agreement with Gvest Finance LLC, a company owned and controlled by the Company’s parent company, Gvest Real Estate Capital LLC, an entity whose sole owner is Raymond M. Gee, the Company’s chairman and chief executive officer, and has subsequently entered into property management agreements with Gvest Homes I LLC, Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Springlake Homes LLC, Gvest Carolinas 4 Homes LLC, which are wholly owned subsidiaries of Gvest Finance LLC. Under the property management agreements, the Company manages the homes owned by the VIEs and the VIEs remit to the Company all income, less any sums paid out for debt service plus 5% of the debt service payment.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Additionally, during 2021, the Company formed two entities, Brainerd Place LLC and Bull Creek LLC, for the purpose of exploring opportunities to develop mobile home communities. The Company owns 49% of these entities and Gvest Real Estate LLC, an entity whose sole owner is Raymond M. Gee, owns 51%. The Company also executed operating agreements with these entities which designate Gvest Capital Management LLC, a company owned and controlled by Gvest Real Estate Capital LLC, as manager with the authority, power, and discretion to manage and control the entities’ business decisions. The operating agreements require the Company to make cash contributions to the entities to fund their activities, operations, and existence, if the Company approves the contribution requests from the manager, which ultimately provides the Company with power to direct the economically significant activities of these entities.

A company with interests in a VIE must consolidate the entity if the company is deemed to be the primary beneficiary of the VIE; that is, if it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Such a determination requires management to evaluate circumstances and relationships that may be difficult to understand and to make a significant judgment, and to repeat the evaluation at each subsequent reporting date. Primarily due to the Company’s common ownership by Mr. Gee, its power to direct the activities of these entities that most significantly impact their economic performance, and the fact that the Company has the obligation to absorb losses or the right to receive benefits from these entities that could potentially be significant to these entities, the entities listed above are considered to be VIEs in accordance applicable GAAP.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, including vested stock options during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method. For the year ended December 31, 2021, the potentially dilutive penny options for the purchase of 656,175 shares of Common Stock were included in basic loss per share. Total dilutive securities outstanding as of December 31, 2021 totaled 50,000 stock options, 1,886,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock, which are convertible into Common Stock for a total of 1,866,000 shares, which are not included in dilutive loss per share as the effect would be anti-dilutive. For the year ended December 31, 2020, the potentially dilutive penny options for the purchase of 519,675 shares of Common Stock were included in basic loss per share. Total dilutive securities outstanding as of December 31, 2020 totaled 136,500 stock options, 1,890,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock, which are convertible into Common Shares for a total of 1,890,000, which are not included in dilutive loss per share as the effect would be anti-dilutive.

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

Investment Property and Depreciation

Investment property, including property and equipment, is carried at cost. Depreciation for Sites and Building is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 15 to 25 years). Depreciation of Improvements to Sites and Buildings, Rental Homes and Equipment and Vehicles is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 3 to 25 years). Land Development Costs are not depreciated until they are put in use, at which time they are capitalized as Sites and Land Improvements. Interest Expense pertaining to Land Development Costs are capitalized. Maintenance and Repairs are charged to expense as incurred and improvements are capitalized. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the financial statement and any gain or loss is reflected in the current period’s results of operations.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Impairment Policy

The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. After the date we determine that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the years ended December 31, 2021 and 2020.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash balances at banks and deposits at times may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially secure and, accordingly, minimal credit risk exists. At December 31, 2021 and 2020, the Company had approximately $763,000 and $641,000 above the FDIC-insured limit, respectively, including restricted cash held for tenant security deposits of $705,195 and $339,152, respectively.

Stock Based Compensation

All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached, or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. The Company recorded stock option expense of $66,015 and $2,370 during the years ended December 31, 2021 and 2020, respectively.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Most of the Company’s financial assets do not have a quoted market value. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only and, therefore, cannot be compared to the historical accounting model. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

The fair value of cash and cash equivalents, accounts receivables, and accounts payable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable and fixed rate mortgages payable and lines of credit approximate their current carrying amounts on the balance sheet since such amounts payable are at approximately a weighted average current market rate of interest.

Reclassifications

Certain amounts in the prior period presentation have been reclassified to conform with the current presentation. For the year ended December 31, 2020, the Company reclassed approximately $7,000 from buildings to breakout separately as construction in process on the balance sheet to enable comparison to the current period.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

The Company recognizes interest and penalties, if any, with income tax expense in the accompanying consolidated statement of operations. As of December 31, 2021, and December 31, 2020, there were no such accrued interest or penalties.

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Some states and cities, including some where the Company’s properties are located, have reacted by instituting quarantines, restrictions on travel, “stay at home” rules and restrictions on the types of businesses that may continue to operate and in what capacity, as well as guidance in response to the pandemic and the need to contain it.

The rules and restrictions put in place have had a negative impact on the economy and business activity and may adversely impact the ability of the Company’s tenants, many of whom may be restricted in their ability to work, to pay their rent as and when due. In addition, the Company’s property managers may be limited in their ability to properly maintain the Company’s properties. Enforcing the Company’s rights as landlord against tenants who fail to pay rent or otherwise do not comply with the terms of their leases may not be possible as many jurisdictions, including those where are properties are located, have established rules and/or regulations preventing the Company from evicting tenants for certain periods in response to the pandemic. If the Company is unable to enforce its rights as landlords, its business would be materially affected

If the current pace of the pandemic does not continue to slow and the spread of the virus is not contained, the Company’s business operations could be further delayed or interrupted. The Company expects that government and health authorities may announce new or extend existing restrictions, which could require the Company to make further adjustments to its operations in order to comply with any such restrictions. The duration of any business disruption cannot be reasonably estimated at this time but may materially affect the Company’s ability to operate its business and result in additional costs.

The extent to which the pandemic may impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report, including new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic, and capital markets environment present material uncertainty and risk with respect to the Company’s performance, financial condition, results of operations and cash flows.

NOTE 2 – REVISION OF PRIOR YEAR IMMATERIAL MISSTATEMENT

Immaterial Misstatement – Springlake Purchase Price Allocation

During the year ended December 31, 2021, the Company identified an error in the allocation of the purchase price of its Springlake community acquired in November 2019 that overstated the value of buildings and understated the value of land improvements and land on the balance sheet.

The Company assessed the materiality of this error considering both qualitative and quantitative factors and determined that for the quarters ended December 31, 2019 through September 30, 2021, the error was material to the individual line items on the balance sheet, but immaterial to the balance sheet in total since the correction only requires a reclassification.

The Company determined that for the quarters ended December 31, 2019 through September 30, 2021, the error was immaterial to the consolidated statement of operations, consolidated statement of changes in deficit, and consolidated statement of cash flows, so the impact to these statements is not presented below.

The Company has decided to correct this error as a revision to its previously issued consolidated balance sheet for the quarters ended December 31, 2019 through September 30, 2021. To correct this error, the Company reclassified $1,105,863 from buildings to land improvements and $476,787 from buildings to land in accordance with a third-party appraisal of the property.

Immaterial Misstatement – 2020 Homes Sale to Gvest VIEs

During the year ended December 31, 2021, the Company identified an error in the recording of the December 2020 related party sale of mobile homes to Gvest Finance LLC and Gvest Homes I LLC. The Company recorded the sale of all 364 park owned homes within the ARC, Countryside, Crestview, and Maple communities, but only 305 park owned homes were sold. The Company retained ownership of the remaining homes located within the ARC, Crestview, and Maple communities.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

The Company assessed the materiality of this error considering both qualitative and quantitative factors and determined that for the year ended December 31 2020, the error was immaterial to the consolidated balance sheet, and consolidated statement of changes in deficit in total, but material to the amounts attributable to VIEs versus attributable to Manufactured Housing Properties Inc.

The Company has decided to correct this error as a revision to its previously issued consolidated balance sheet and statement of changes in deficit for the year and quarters ended December 31, 2020 through September 30, 2021 and has reclassified $869,481 from accumulated Manufactured Housing Properties Inc. deficit instead to non-controlling interest in VIE.

The Company determined for the quarters ended December 31, 2020 through September 30, 2021, the error was immaterial to the consolidated statement of operations. The consolidated statement of cash flows is not presented because there is no impact on total cash flows from operating, investing, or financing activities from this error.

The tables below present the impacts of the revisions in the Company’s consolidated financial statements.

Consolidated Balance Sheets

	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
As Previously Reported:
Land	$10,885,938	$12,094,338	$11,378,818	$11,378,818	$11,293,818	$12,343,818	$12,343,818	$15,293,818
Land Improvements	17,466,801	20,286,401	21,845,771	22,007,126	20,924,112	21,506,262	21,580,874	24,107,172
Buildings	7,067,520	7,396,472	6,791,371	7,048,699	8,026,993	9,025,775	9,586,461	12,735,309
Construction in Process	-	-	-	-	-	-	-	1,897,258
Total Investment Property	35,420,259	39,777,211	40,015,960	40,434,643	40,244,923	42,875,855	43,511,153	54,033,557

Accumulated MHPC Deficit	(3,840,085)	(4,194,251)	(4,440,913)	(4,497,737)	(4,443,675)	(4,857,951)	(5,044,928)	(4,621,293)
Total MHPC Deficit	(2,956,875)	(3,741,871)	(4,444,310)	(4,932,523)	(5,372,270)	(6,314,063)	(7,004,003)	(7,137,732)
NCI in VIE	25,707	21,257	26,030	40,303	450,206	497,662	586,010	39,504
Total Deficit	(2,931,168)	(3,720,614)	(4,418,280)	(4,892,220)	(4,922,064)	(5,816,401)	(6,417,993)	(7,098,228)

Adjustments:
Land	$476,787	$476,787	$476,787	$476,787	$476,787	$476,787	$476,787	$476,787
Land Improvements	1,105,863	1,105,863	1,105,863	1,105,863	1,105,863	1,105,863	1,105,863	1,105,863
Buildings	(1,582,650)	(1,582,650)	(1,582,650)	(1,582,650)	(1,582,650)	(1,582,650)	(1,582,650)	(1,582,650)
Construction in Process	-	-	-	-	-	-	-
Total Investment Property	-	-	-	-	-	-	-	-

Accumulated MHPC Deficit	-	-	-	-	869,481	869,481	869,481	869,481
Total MHPC Deficit	-	-	-	-	869,481	869,481	869,481	869,481
NCI in VIE	-	-	-	-	(869,481)	(869,481)	(869,481)	(869,481)
Total Deficit	-	-	-	-	-	-	-	-

As Revised:
Land	$11,362,725	$12,571,125	$11,855,605	$11,855,605	$11,770,605	$12,820,605	$12,820,605	$15,770,605
Land Improvements	18,572,664	21,392,264	22,951,264	23,112,989	22,029,975	22,612,125	22,686,737	25,213,035
Buildings	5,484,870	5,813,822	5,208,721	5,466,049	6,444,343	7,443,125	8,003,811	11,152,659
Construction in Process	-	-	-	-	-	-	-	1,897,258
Total Investment Property	35,420,259	39,777,211	40,015,960	40,434,643	40,244,923	42,875,855	43,511,153	54,033,557

Accumulated MHPC Deficit	(3,840,085)	(4,194,251)	(4,440,913)	(4,497,737)	(3,574,194)	(3,988,470)	(4,175,447)	(3,751,812)
Total MHPC Deficit	(2,956,875)	(3,741,871)	(4,444,310)	(4,932,523)	(4,502,789)	(5,444,582)	(6,134,522)	(6,268,251)
NCI in VIE	25,707	21,257	26,030	40,303	(419,275)	(371,819)	(283,471)	(829,977)
Total Deficit	(2,931,168)	(3,720,614)	(4,418,280)	(4,892,220)	(4,922,064)	(5,816,401)	(6,417,993)	(7,098,228)

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Consolidated Statements of Changes in Deficit

	31-Dec-20	31-Mar-21	30-Jun-21	30-Sep-21
As Previously Reported:
Accumulated Deficit - MHPC - Deemed Dividend	-	-	-	-
Total MHPC Accumulated Deficit	(4,443,675)	(4,857,951)	(5,044,928)	(4,621,293)
Total MHPC Deficit	(5,372,270)	(6,314,063)	(7,004,003)	(7,137,732)
Non-Controlling Interest	450,206	497,662	586,010	39,504
Consolidated Deficit	(4,922,064)	(5,816,401)	(6,417,993)	(7,098,228)

Adjustments
Accumulated Deficit - MHPC - Deemed Dividend	869,481	869,481	869,481	869,481
Total MHPC Accumulated Deficit	869,481	869,481	869,481	869,481
Total MHPC Deficit	869,481	869,481	869,481	869,481
Non-Controlling Interest	(869,481)	(869,481)	(869,481)	(869,481)
Consolidated Deficit	-	-	-	-

As Revised:
Accumulated Deficit - MHPC - Deemed Dividend	869,481	-	-	-
Total MHPC Accumulated Deficit	(3,574,194)	(3,988,470)	(4,175,447)	(3,751,812)
Total MHPC Deficit	(4,502,789)	(5,444,582)	(6,134,522)	(6,268,251)
Non-Controlling Interest	(419,275)	(371,819)	(283,471)	(829,977)
Consolidated Deficit	(4,922,064)	(5,816,401)	(6,417,993)	(7,098,228)

NOTE 3 – VARIABLE INTEREST ENTITIES

The Company consolidates the accounts of Gvest Finance LLC, Gvest Homes I LLC, Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Springlake Homes LLC, Gvest Carolinas 4 Homes LLC, Brainerd Place LLC, and Bull Creek LLC and will continue to do so until they are no longer considered VIEs. During the year ended December 31, 2021, Gvest Finance LLC formed five wholly owned subsidiaries, Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Springlake Homes LLC, and Gvest Carolinas 4 Homes LLC and the Company formed two entities, Brainerd Place LLC and Bull Creek LLC, all of which are considered VIEs.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Included in the consolidated results of operations for the year ended December 31, 2021 and 2020 were net loss of $460,609 and net income of $451,876, respectively, after deducting an additional management fee equal to cash flow after debt service per the management agreement of $579,703 and $0, respectively.

The consolidated balance sheets as of December 31, 2021 and 2020 included the following amounts related to the consolidated VIEs.

	2021	2020
Assets		(As Revised**)
Investment Property	14,144,268	5,067,535
Accumulated Depreciation and Amortization	(597,650)	(288,739)
Net Investment Property	13,546,618	4,778,796
Cash and Cash Equivalents	98,900	9,234
Accounts Receivable, net	60,506	3,506
Other Assets	158,920	14,652
Total Assets	$13,864,944	$4,806,188

Liabilities and Deficit
Accounts Payable	$169,298	$4,969
Notes Payable	6,793,319	1,994,640
Line of Credit, $151,749 and $0 debt discount	6,200,607	3,214,916
Other Liabilities*	1,679,233	9,439
Tenant Security Deposits	-	1,499
Total Liabilities	14,842,457	5,225,463

Non-Controlling interest	(977,513)	(419,275)
Total Non-controlling interest in variable interest entity equity	(977,513)	(419,275)

*	Included in other liabilities is an intercompany balance of $1,515,715 and $0 as of December 31, 2021 and 2020, respectively. The intercompany balances have been eliminated on the consolidated balance sheet.
**	The balances as of and the results of operations for the year ended December 31, 2020 have been revised to reflect the correction of an error in the recording of the December sale of homes to Gvest Finance LLC and Gvest Homes I LLC. The Company recorded the sale of all 364 park owned homes within the ARC, Countryside, Crestview, and Maple communities, but only 305 park owned homes were sold. See Note 2 for more information.

NOTE 4 – INVESTMENT PROPERTY

The following table summarizes the Company’s property and equipment balances are generally used to depreciate the assets on a straight-line basis:

	2021	2020
		(As Revised)
Investment Property
Land	$18,854,760	$11,770,605
Site and Land Improvements	35,133,079	22,029,975
Buildings and Improvements	14,666,296	6,437,251
Construction in Process	3,030,456	7,092
Total Investment Property	71,684,591	40,244,923
Accumulated Depreciation	(4,832,300)	(2,779,201)
Net Investment Property	$66,852,291	37,465,722

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Depreciation expense for the years ended December 31, 2021 and 2020 was $2,060,882 and $1,652,509, respectively.

During the year ended December 31, 2021, Gvest Finance LLC, the Company’s VIE, acquired thirty-four new manufactured homes for approximately $1,900,000 including set up costs for use in the Springlake community and fourteen new manufactured homes for approximately $860,000 including set up costs for use in the Golden Isles community that are not yet occupiable and still in the set-up phase as of December 31, 2021. These homes are included in Construction in Process on the balance sheet. In prior filings, Construction in Process account included only homes undergoing renovations between tenants and was immaterial and thus was included in the Buildings and Improvements line item and not separately stated on the consolidated balance sheet. The December 31, 2020 Investment Property balances have been reclassified to separately state $7,092 Construction in Process for purposes of comparison across periods.

During the year ended December 31, 2021, the Company acquired twenty-four manufactured housing communities and accounted for all as asset acquisitions. Total gross acquisition costs incurred with 2021 acquisitions of $474,568 are included in Site and Land Improvements, $7,213 are included in Buildings and Improvements, and $11,465 of accumulated amortization of these acquisition costs are included in the above table and on the consolidated balance sheet for the year ended December 31, 2021. The Company acquired two manufactured housing communities in Lancaster, South Carolina and Morristown, Tennessee and accounted for them as asset acquisitions during the year ended December 31, 2020. See Note 5 for more information about these acquisitions.

NOTE 5 – ACQUISITIONS AND DISPOSALS

During the years ended December 31, 2021 and 2020, the Company acquired twenty-four and two communities, respectively. These were acquisitions from third parties and have been accounted for as asset acquisitions. The mobile homes in the communities indicated “Gvest” were acquired by the Company’s VIEs - Gvest Finance LLC, Gvest Homes I LLC, Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC and Gvest Carolinas 4 Homes LLC - and are included in consolidation. The homes in the Countryside community were sold by the Company to Gvest Finance LLC during the year ended December 31, 2020.

Acquisition Date	Name (number of communities)	Land	Improvements		Building	Total Purchase Price
March 2020	Countryside MHP	$152,880	$3,194,245		$352,875	$3,700,000
March 2020	Evergreen MHP	340,000	1,111,000		-	1,451,000
	Total Purchase Price	$492,880	$4,305,245		$352,875	$5,151,000

March 2021	Golden Isles MHP	$1,050,000	$487,500		$-	$1,537,500
March 2021	Golden Isles Gvest	-	-		787,500	787,500
July 2021	Anderson MHP (10)	2,310,000	763,417(a	)	120,390	3,193,807
July 2021	Anderson Gvest	-	-		2,006,193	2,006,193
September 2021	Capital View MHP	350,000	757,064		-	1,107,064
September 2021	Capital View Gvest	-	-		342,936	342,936
September 2021	Hidden Oaks MHP	290,000	843,440		-	1,133,440
September 2021	Hidden Oaks Gvest	-	-		416,560	416,560
October 2021	North Raleigh MHP (5)	1,613,828	4,505,268		1,330,904	7,450,000
December 2021	Dixie MHP	59,133	658,351		32,516	750,000
December 2021	Driftwood MHP	53,453	352,163		19,384	425,000
December 2021	Meadowbrook MHP	410,421	781,379		133,200	1,325,000
December 2021	Asheboro MHP (2)	723,778	1,411,726		-	2,135,504
December 2021	Asheboro Gvest	-	-		614,496	614,496
December 2021	Morganton MHP	223,542	1,846,024		-	2,069,566
December 2021	Morganton Gvest	-	-		680,434	680,434
	Total Purchase Price	$7,084,155	$12,406,332		$6,484,513	$25,975,000
	Acquisition Costs	-	474,568		7,213	481,781
	Total Investment Property	$7,084,155	$12,880,900		$6,491,726	$26,456,781

(a) Anderson MHP LLC also purchased vehicles and equipment totaling $156,465 which is included in the improvements column above.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Pro-forma Financial Information (unaudited)

The following unaudited pro-forma information presents the combined results of operations for the years ended December 31, 2021 and 2020 as if the 2021 and 2020 acquisitions and disposition of manufactured housing communities listed above, the sale of mobile homes within the ARC, Crestview, Countryside, and Maple communities in December 2020 to Gvest Finance LLC and Gvest Homes I LLC, and the acquisition of the Sunnyland community in January 2022 had occurred on January 1, 2020.

	Unaudited
	For the Years Ended December 31,
	2021	2020
Total revenue	$11,767,812	$11,069,625
Total community operating expenses	4,220,200	4,133,478
Corporate payroll and overhead	3,013,810	1,581,807
Depreciation expense	3,181,404	3,068,380
Interest expense	3,102,659	3,021,533
Gain on sale of property	-	761,978
Other income	139,300	-
Net income (loss)	$(1,610,961)	$26,405
Net loss attributable to non-controlling interest	(611,571)	(349,943)
Net income (loss) attributable to Manufactured Housing Properties, Inc.	(999,390)	376,348
Preferred stock dividends / accretion	2,175,472	1,850,860
Net loss	$(3,174,862)	$(1,474,513)
Net loss per share	$(0.24)	$(0.11)

NOTE 6 – PROMISSORY NOTES AND LINES OF CREDIT

Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities and mobile homes. The interest rates on these promissory notes range from 3.310% to 5.875% with 5 to 30 years principal amortization. Two of the promissory notes have an initial 6 month, two had an initial 12 month, seven have an initial 24 month, one has an initial 60 month, and one promissory note has a 180-month period of interest only payments. The promissory notes are secured by the real estate assets and eighteen loans totaling $36,554,126 are guaranteed by Raymond M. Gee.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

As of December 31, 2021, the outstanding balance on these notes was $50,955,777. The following are the terms of these notes:

	Maturity Date	Interest Rate	Balance 12/31/21	Balance 12/31/20
Pecan Grove MHP LLC	02/22/29	5.250%	$2,969,250	$3,037,625
Azalea MHP LLC	03/01/29	5.400%	790,481	810,741
Holly Faye MHP LLC	03/01/29	5.400%	579,825	579,825
Chatham MHP LLC	04/01/24	5.875%	1,698,800	1,734,828
Lakeview MHP LLC	03/01/29	5.400%	1,805,569	1,832,264
B&D MHP LLC	05/02/29	5.500%	1,779,439	1,818,303
Hunt Club MHP LLC	01/01/33	3.430%	2,398,689	2,445,011
Crestview MHP LLC	12/31/30	3.250%	4,682,508	4,800,000
Maple Hills MHP LLC	12/01/30	3.250%	2,341,254	2,400,000
Springlake MHP LLC	11/14/21	3.310%	-	4,000,000
Springlake MHP LLC	12/10/26	4.750%	4,016,250	-
ARC MHP LLC	01/01/30	5.500%	3,809,742	3,885,328
Countryside MHP LLC	03/20/50	5.500%	1,684,100	1,700,000
Evergreen MHP LLC	04/01/32	3.990%	1,115,261	1,135,502
Golden Isles MHP LLC	03/31/26	4.000%	787,500	-
Anderson MHP LLC*	07/10/26	5.210%	2,153,807	-
Capital View MHP LLC*	09/10/26	5.390%	817,064	-
Hidden Oaks MHP LLC*	09/10/26	5.330%	823,440	-
North Raleigh MHP LLC	11/01/26	4.750%	5,304,409	-
Charlotte 3 Park MHP LLC (Dixie, Driftwood, Meadowbrook)(1)	03/01/22	5.000%	1,500,000	-
Carolinas 4 MHP LLC*	01/10/27	5.300%	3,105,070
Gvest Finance LLC (B&D homes)	05/01/24	5.000%	657,357	694,640
Gvest Finance LLC (Countryside homes)	03/20/50	5.500%	1,287,843	1,300,000
Gvest Finance LLC (Golden Isles homes)	03/31/36	4.000%	787,500	-
Gvest Anderson Homes LLC*	07/10/26	5.210%	2,006,193	-
Gvest Capital View Homes LLC*	09/10/26	5.390%	342,936	-
Gvest Hidden Oaks Homes LLC*	09/10/26	5.330%	416,560	-
Gvest Carolinas 4 Homes LLC (Asheboro, Morganton)*	01/10/27	5.300%	1,294,930
PPP Loan - MHP	05/01/22	1.000%	-	139,300
Total Note Payables			50,955,777	32,313,367
Discount Direct Lender Fees			(2,064,294)	(1,096,629)
Total Net of Discount			$48,891,483	$31,216,738

(1)	The Company repaid the Charlotte 3 Park MHP LLC note payable of $1,500,000 on March 1, 2022. See Note 10 for more details.

*	The notes indicated above are subject to certain financial covenants.

During the year ended December 31, 2021, the Company refinanced its Springlake MHP LLC note payable totaling $4,000,000 to a new note with a different lender totaling $4,016,000. As of December 31, 2021, the Company recognized refinancing cost expense totaling $87,985 and capitalized $75,141 of debt issuance costs related to the new note. Also during the year ended December 31, 2021, Gvest Finance LLC paid off a note payable totaling $309,271 that was originally used to purchase new homes that were integrated into the Springlake community. This note was repaid with proceeds from the Springlake New Home Facility described below. Gvest Finance LLC recognized refinance cost totaling $6,204 related to this repayment.

During the year ended December 31, 2020, the Company refinanced a total of $16,374,007 from loans payable to $15,245,000 of new notes payable from five of the communities. The Company used the additional loans payable proceeds from the refinance to retire the related party note payable described below. As of December 31, 2020, the Company recognized refinancing cost expense totaling $464,568 and capitalized $640,895 of mortgage costs related to the refinancing.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Metrolina Promissory Notes

On May 8, 2017, the Company issued a promissory note to Metrolina Loan Holdings, LLC (“Metrolina”) in the principal amount of $3,000,000. The note is interest only payment based on 8%, and 10% deferred until maturity to be paid with principal balance. This note was to mature in May of 2023. In September 2020, the Company paid off the full balance and terminated the note. This related party note was guaranteed by Raymond M. Gee. As of December 31, 2021 and 2020, the balance on this note was $0.

On October 22, 2021, the Company issued a promissory note to Metrolina in the principal amount of $1,500,000. The note bears interest at a rate of 18% per annum and matures on April 1, 2023. During the first six months of the note, any prepayment would require the Company to pay a yield maintenance fee equal to six months of interest. Thereafter, the loan may be prepaid at any time without penalty or fee. The note is guaranteed by Mr. Gee. As of December 31, 2021, the balance on this note was $1,500,000 and interest expense for the year totaled $51,780.

Gvest Revolving Promissory Notes

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, pursuant to which the Company could borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. In September 2020, the Company paid off the full balance; however, the line of credit remained available to the Company until it was cancelled in December 2021. As of December 31, 2021 and 2020, the outstanding balance on this note was $0.

On December 27, 2021, the Company issued a similar revolving promissory note to Gvest Real Estate Capital, LLC, pursuant to which the Company may borrow up to $1,500,000 on a revolving basis for working capital or acquisition purposes. On the same date, the Company borrowed $150,000. This note has a five-year term and is interest-only based on an 15% annual rate through the maturity date and is unsecured. As of December 31, 2021, the outstanding balance on this note was $150,000.

Line of Credit – ARC, Crestview, and Maple Occupied Home Facility

On December 24, 2020, Gvest Homes I LLC entered into a loan agreement with a lender for a commitment amount of up to $20,000,000, provided that only up to $8,500,000 is to be used for used homes within the ARC, Crestview and Maple communities. The agreement requires the maintenance of certain financial ratios and other affirmative and negative covenants.

On December 24, 2020 the lender agreed to advance $3,348,967 to the Company. During the first quarter of 2021, the lender agreed to increase this amount to $3,422,260. As of December 2021, $850,000 was still due from the lender. On December 17, 2021, the lender advanced $838,000 under the Multi-Community Rental Financing Facility discussed below and the funds were used to pay the Company the outstanding balance owed from the 2020 sale of ARC homes to Gvest Homes I LLC. Subsequently, Gvest Homes I LLC reduced the line of credit balance of the ARC, Crestview, and Maple Occupied Home Facility to the total amount funded to date. As of December 31, 2021 and 2020, the outstanding balance on this line of credit was $2,517,620 and $3,348,967, respectively, presented on the balance sheet net of discount direct lender fees of $95,221 and $134,051, respectively.

The line of credit bears interest at 8.375% and maturity date of the loan is January 1, 2030. During the years ended December 31, 2021 and 2020, interest expense totaled $168,770 and $587, respectively. Pursuant to the agreement, the Company is obligated to pay a fee to the lender equal to 1% of the amount of each advance which funding fee shall be deducted from the then available commitment amount. The line of credit is guaranteed by Raymond M. Gee.

Lines of Credit – Multi-Community Floorplan and Rental Financing Facilities

On July 26, 2021, Gvest Finance LLC entered into a floorplan credit agreement, rental homes credit agreement, and a credit and security supplemental agreement pursuant to which the lender has agreed to make available to Gvest Finance LLC a secured credit facility with a joint, aggregate credit limit of $5,000,000, consisting of (i) a credit limit of up to $1,000,000 under a floorplan line to be used to finance the acquisition of manufactured homes for retail sale and (ii) a credit limit of up to $4,000,000 under a rental line to finance the acquisition of rental homes. The lender subsequently agreed to extend the credit limit for the floorplan line to $2,000,000.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

On November 12, 2021, Gvest Finance LLC repaid the outstanding balance on the floorplan line as of that date totaling $1,676,634 using funds advanced from the Springlake New Home Facility discussed below. As of December 31, 2021, the balance on the floorplan line of credit was $1,104,255 as Gvest Finance LLC borrowed additional funds of $1,104,255 after the initial repayment which is presented on the balance sheet net of discount direct lender fees of $1,612.

The floorplan line of credit interest is calculated at a schedule as follows: (i) Day 1-360: LIBOR plus 6% per annum; (ii) Day 361-720: LIBOR plus 7% per annum; and (iii) Day 721+: LIBOR plus 8% per annum. Interest shall also accrue at the lesser of (a) the “LIBOR Rate”, plus 10% per annum and (b) the maximum lawful rate of interest permitted under applicable law. During the year ended December 31, 2021, total interest expense was $23,933.

The maturity date of the of the floorplan line of credit will vary based on each statement of financial transaction (“SOFT”), a report identifying the funded homes and the applicable financial terms. Gvest Finance LLC promises to repay each floor plan advance as follows: (i) Gvest Finance LLC shall pay a principal amount in an amount equal to the original principal amount of such advance multiplied by the percentage specified in the applicable SOFT, commencing on the 15th day of the first full month after the first anniversary of any advance and continuing on the 15th day of each month thereafter; (ii) interest shall be payable monthly, in arrears, and shall be due and payable on or before the 15th day of the month following the month in which such interest accrues; and (iii) Gvest Finance LLC will pay to lender an amount equal to the original invoice price of such homes inventory, less all principal payments made with respect to such inventory pursuant to (ii) above, plus all billed and unpaid interest and any applicable fees, upon the sale of inventory financed or refinanced by lender.

The rental line of credit bears interest at the greater of 3.25% or the highest prime rate of interest published in the Wall Street Journal on either (A) the date when the lender advances the loan or (B) the last day of the 60th month following the month of the date when the lender advances the loan, plus 375 basis points in either case. The rental line of credit matures ten years after the date of each advance. During the year ended December 31, 2021, total interest expense was $2,409. As of December 31, 2021, the balance on the rental line was $838,000, presented on the balance sheet net of discount direct lender fees of $35,000. The proceeds were used to purchase used homes in the ARC community as discussed above.

The floorplan and rental lines of credit are guaranteed by Raymond M. Gee. Gvest Finance LLC is subject to certain financial covenants as set out in the loan agreement.

Line of Credit – Springlake Home Facility

On November 12, 2021, Gvest Springlake Homes LLC, a wholly owned subsidiary of Gvest Finance LLC, entered into a loan and security agreement for a line of credit in the principal amount of $2,000,000 to be used to purchase homes for the Springlake community. The immediate advance of funds from the line of credit totaling $1,892,481 was used to pay off Gvest Finance LLC’s preexisting note totaling $309,271 and the outstanding balance of the Line of Credit – Multi-Community Floor Plan and Rental Financing Facility totaling $1,676,634. The credit limit on this facility was increased on March 28, 2022 to $3,300,000.

The line of credit bears interest at the lesser of the Wall Street Journal prime rate plus one percent or 6.75% per annum and matures five years after each advance. As of December 31, 2021, the balance due on this line of credit was $1,892,481, presented on the balance sheet net of discount direct lender fees of $19,916. Interest expense related to this facility for the year ended December 31, 2021 totaled $20,936. The line of credit is guaranteed by Raymond M. Gee. Gvest Springlake Homes LLC is subject to certain financial covenants as set out in the loan agreement.

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable, related party debt, and lines of credit at December 31, 2021 were:

2022	$2,414,963
2023	3,714,410
2024	3,337,901
2025	1,256,977
2026	18,341,237
Thereafter	29,892,646
Total minimum principal payments	$58,958,133

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Ranking. The Series A Preferred Stock ranks, as to dividend rights and rights upon liquidation, dissolution, or winding up, senior to the Common Stock and pari passu with the Series B Preferred Stock and Series C Preferred Stock (as defined below). The terms of the Series A Preferred Stock will not limit the Company’s ability to (i) incur indebtedness or (ii) issue additional equity securities that are equal or junior in rank to the shares of Series A Preferred Stock as to distribution rights and rights upon liquidation, dissolution or winding up.

Dividend Rate and Payment Dates. Dividends on the Series A Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series A Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.017 per share each month, which is equivalent to the rate of 8% of the $2.50 liquidation preference per share. Dividends on shares of Series A Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the years ended December 31, 2021 and 2020, the Company paid dividends of $384,864 and $377,353, respectively.

Liquidation Preference. The liquidation preference for each share of Series A Preferred Stock is $2.50. Upon a liquidation, dissolution or winding up of the Company, holders of shares of Series A Preferred Stock will be entitled to receive, before any payment or distribution is made to the holders of Common Stock and on a pari passu basis with holders of Series B Preferred Stock and Series C Preferred Stock, the liquidation preference with respect to their shares plus an amount equal to any accrued but unpaid dividends (whether or not declared) to, but not including, the date of payment with respect to such shares.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series A Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series A Preferred Stock at a call price equal to $3.75, or 150% of the original issue price of the Series A Preferred Stock, and correspondingly, each holder of shares of Series A Preferred Stock shall have a right to put the shares of Series A Preferred Stock held by such holder back to the Company at a put price equal to $3.75, or 150% of the original issue purchase price of such shares. During the years ended December 31, 2021 and 2020, the Company recorded a put option value accretion of $472,271 and $472,500, respectively.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

As of December 31, 2021, there were 1,886,000 outstanding shares of Series A Preferred Stock and the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,715,000 and accretion of put options totaling $1,126,771. As of December 31, 2020, there were 1,890,000 shares of Series A Preferred Stock issued and outstanding and the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,725,000 and accretion of put options totaling $656,500.

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

Ranking. The Series B Preferred Stock rank, as to dividend rights and rights upon liquidation, dissolution, or winding up, senior to the Common Stock and pari passu with the Series A Preferred Stock and Series C Preferred Stock. The terms of the Series B Preferred Stock will not limit the Company’s ability to (i) incur indebtedness or (ii) issue additional equity securities that are equal or junior in rank to the shares of Series B Preferred Stock as to distribution rights and rights upon liquidation, dissolution or winding up.

Dividend Rate and Payment Dates. Dividends on the Series B Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series B Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.067 per share each month, which is equivalent to the annual rate of 8% of the $10.00 liquidation preference per share; provided that upon an event of default (generally defined as the Company’s failure to pay dividends when due or to redeem shares when requested by a holder), such amount shall be increased to $0.083 per month, which is equivalent to the annual rate of 10% of the $10.00 liquidation preference per share. During the years ended December 31, 2021 and 2020, the Company paid dividends of $579,303 and $433,790 respectively.

Liquidation Preference. The liquidation preference for each share of Series B Preferred Stock is $10.00. Upon a liquidation, dissolution or winding up of the Company, holders of shares of Series B Preferred Stock will be entitled to receive, before any payment or distribution is made to the holders of Common Stock and on a pari passu basis with holders of Series A Preferred Stock and Series C Preferred Stock, the liquidation preference with respect to their shares plus an amount equal to any accrued but unpaid dividends (whether or not declared) to, but not including, the date of payment with respect to such shares.

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series B Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series B Preferred Stock at a call price equal to $15.00, or 150% of the original issue price of the Series B Preferred Stock, and correspondingly, each holder of shares of Series B Preferred Stock shall have a right to put the shares of Series B Preferred Stock held by such holder back to the Company at a put price equal to $15.00, or 150% of the original issue purchase price of such shares. During the years ended December 31, 2021 and 2020, the Company recorded a put option value accretion of $739,034 and $567,217 respectively.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

No Conversion Right. The Series B Preferred Stock is not convertible into shares of Common Stock.

On November 1, 2019, the Company launched an offering under Regulation A of Section 3(6) of the Securities Act of 1933, as, amended (the “Securities Act”), for Tier 2 offerings, pursuant to which the Company offered up to 1,000,000 shares of Series B Preferred Stock at an offering price of $10.00 per share, for a maximum offering amount of $10,000,000. In addition, the Company offered bonus shares to early investors in this offering, whereby the first 400 investors received, in addition to Series B Preferred Stock, 100 shares of Common Stock, regardless of the amount invested, for a total of 40,000 shares of Common Stock. This offering terminated on March 30, 2021.

During the year ended December 31, 2021, the Company sold an aggregate of 117,297 shares of Series B Preferred Stock for total gross proceeds of $1,172,970. After deducting a placement fee and other expenses, the Company received net proceeds of $1,087,485. During the year ended December 31, 2020, the Company sold an aggregate of 231,532 shares of Series B Preferred Stock for total gross proceeds of $2,315,320. After deducting a placement fee and other expenses, the Company received net proceeds of $2,151,250.

As of December 31, 2021, there were 758,551 shares of Series B Preferred Stock issued and outstanding and the Series B Preferred Stock balance was made up of Series B Preferred Stock, net of commissions, totaling $7,185,716 and accretion of put options totaling $1,332,878. As of December 31, 2020, there were 641,254 shares of Series B Preferred Stock issued and outstanding and the Series B Preferred Stock balance was made up of Series B Preferred Stock, net of commissions, totaling $6,096,855 and accretion of put options totaling $595,221.

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

Dividend Rate and Payment Dates. Dividends on the Series C Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series C Preferred Stock are entitled to receive cumulative monthly cash dividends at a per annum rate of 7% of the stated value (or $5.83 per share each month based on the initial stated value). Dividends on each share begin accruing on, and are cumulative from, the date of issuance and regardless of whether the board of directors declares and pays such dividends. Dividends on shares of Series C Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the year ended December 31, 2021, the Company paid dividends of $49,292 and due to timing of payments, accrued dividends of $26,960 presented in accrued liabilities on the balance sheet.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Voting Rights. The Series C Preferred Stock has no voting rights.

No Conversion Right. The Series C Preferred Stock is not convertible into shares of Common Stock.

In accordance with ASC 480-10, the Series C Preferred Stock is treated as a liability and is presented net of unamortized debt issuance costs on the balance sheet because the Company has an unconditional obligation to redeem the Series C Preferred Stock and dividends on the Preferred C Stock are included in interest expense.

On June 11, 2021, the Company launched a new offering under Regulation A of Section 3(6) of the Securities Act for Tier 2 offerings, pursuant to which the Company is offering up to 47,000 shares of Series C Preferred Stock at an offering price of $1,000 per share for a maximum offering amount of $47 million.

During the year ended December 31, 2021, the Company sold an aggregate of 5,734.4 shares of Series C Preferred Stock for total gross proceeds of $5,734,400. After deducting a placement fee and other expenses, the Company received net proceeds of $5,345,207. The Company capitalized an additional $159,515 of issuance costs associated with the offering which, net of amortization expense, offset with the net proceeds on the balance sheet.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Common Stock

The Company is authorized to issue up to 200,000,000 shares of Common Stock, par value $0.01 per share. As of December 31, 2021 and 2020, there were 12,403,680 and 12,398,580 shares of Common Stock issued and outstanding, respectively.

Stock Issued for Service

During the year ended December 31, 2021, the Company issued no stock for services. During the year ended December 31, 2020, the Company issued 50,000 shares of Common Stock to board members with a value of $32,500.

Stock Issued for Cash

During the years ended December 31, 2021 and 2020, the Company issued 5,100 and 12,500 shares of Common Stock, respectively, to early investors in the Regulation A offering, valued at $1,377 and $4,185, respectively.

Equity Incentive Plan

In December 2017, the Board of Directors, with the approval of a majority of the stockholders of the Company, adopted the Manufactured Housing Properties Inc. Stock Compensation Plan (the “Plan”) which is administered by the Compensation Committee. As of December 31, 2021, there were 706,175 shares granted and 293,825 shares remaining available under the Plan.

The Company has issued options to directors, officers, and employees under the Plan. One third of the options vest immediately, and two thirds vest in equal annual installments over a two-year period. During the years ended December 31, 2021 and 2020, the Company issued 50,000 and 0 options and recorded total stock option expense of $66,015 and $2,370, respectively, inclusive of the stock option expense in connection with the correction to the exercise price as noted below.

During the year ended December 31, 2021, the Company amended stock option agreements executed in 2019 and 2021 to correct the exercise price to $0.01 rather than $0.27 which increased stock option expense by $27,550.

The following table summarizes the stock options outstanding as of December 31, 2021:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2020	656,175	$0.01	7.7
Granted	50,000	0.01	9.0
Exercised	-	-	-
Forfeited / cancelled / expired	-	-	-
Outstanding at December 31, 2021	706,175	$0.01	6.6
Exercisable at December 31, 2021	672,842	$0.01	6.4

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options holders exercised their options on December 31, 2020. As of December 31, 2021, there were 706,175 “in-the-money” options with an aggregate intrinsic value of $2,040,846.

The following table summarizes information concerning options outstanding as of December 31, 2021.

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price
$0.01	519,675	5.9	$0.01	519,675	$0.01
$0.01	136,500	8.0	$0.01	136,500	$0.01
$0.01	50,000	9.0	$0.01	16,667	$0.01

The following table summarizes information concerning options outstanding as of December 31, 2020.

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price
$0.01	519,675	7.0	$0.01	519,675	$0.01
$0.01	136,500	9.0	$0.01	45,500	$0.01

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

Stock option assumptions	December 31, 2021	December 31, 2020
Risk-free interest rate	0.26 – 1.40%	-
Expected dividend yield	0.00%	-
Expected volatility	16.03 –273.98%	-
Expected life of options (in years)	6.5	-

NOTE 8 – RELATED PARTY TRANSACTIONS

See Note 6 for information regarding the promissory notes issued to Metrolina, a significant stockholder, and the revolving promissory notes issued to Raymond M. Gee, the Company’s chairman and chief executive officer.

In August 2019, the Company entered into an office lease agreement with 136 Main Street LLC, an entity whose sole owner is Gvest Real Estate LLC, whose sole owner is Mr. Gee, for the lease of the Company’s offices. The lease is $12,000 per month and is on a month-to-month term. During the years ended December 31, 2021 and 2020, the Company paid $144,000 and $48,000, respectively, of rent expense to 136 Main Street LLC.

During the years ended December 31, 2021 and 2020, Raymond M. Gee received fees totaling $500,000 and $370,000, respectively, for his personal guaranty on certain promissory notes relating to the refinancing and acquisitions of mobile home communities owned by the Company. During the year ended December 31, 2021, the Company also accrued $250,000 for personal guaranty fees owed to Mr. Gee in relation to the Asheboro and Morganton acquisitions that occurred at the end of December which were paid in January 2022.

See Note 3 for information regarding related party VIEs.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 9 – INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted to significantly reform the Internal Revenue Code of 1987, as amended (the “IRC”). The TCJA, among other things, contains significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; a limitation of the tax deduction for interest expense; a limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); and modifying or repealing many business deductions and credits.

The Company has significant business interest expense; however, the TCJA provision implementing a limitation of the tax deduction for interest expense does not apply to the Company as it qualifies for the small business exemption. On the 2019 and 2020 tax return, the company elected to take 100% bonus depreciation deduction available under the new TCJA tax legislation, which applied to qualified property placed in service after September 27, 2017 and before January 1, 2023. This large deduction increased our deferred tax liability and increased our NOL significantly.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, supersedes the changes related to NOLs from TCJA and permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. After December 31, 2020, the limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks are reenacted.

The Company’s VIEs are single member LLCs. As single member LLCs, these entities are considered disregarded for income tax purposes and are not included in the Company’s tax return. Therefore, the VIEs are not included in the tax information presented below.

As of December 31, 2021 and 2020, the Company had net deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by the Federal statutory tax rate of 21%. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at December 31, 2021 and 2020.

As of December 31, 2021, and 2020, the Company had Federal net operating loss carryforwards of approximately $19,257,499 and $18,446,935, respectively. The change in the valuation allowance for the years ended December 31, 2021 and 2020 was $1,352,630 and $2,364,875, respectively. The provision to return true up adjustment primarily related to a depreciation true up on the 2020 return.

The significant components of the current income tax benefit at December 31, 2021 and 2020 were as follows:

	For the Years Ended
	December 31, 2021	December 31, 2020
Statutory rate applied to income (loss) before income taxes	$(383,885)	$(1,068,482)
Increase (decrease) in income taxes results from:
VIE income	112,958	451,876
Change in valuation allowance	(1,352,630)	2,364,876
Provision to return true up	1,623,557	(1,748,270)
Income tax expense (benefit)	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and provision for actual income tax is as follows:

	For the Years Ended
	December 31, 2021	December 31, 2020
Income tax benefit at	21.00%	21.00%
Income tax benefit - State	3.62%	3.63%
VIE income	-7.25%	-10.42%
Change in valuation allowance	86.77%	26.09%
Provision to return true up	-104.14%	-40.30%
Income tax expense (benefit)	0.00%	0.00%

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The effects of temporary differences that gave rise to net deferred tax assets are as follows:

	For the Years Ended
	December 31, 2021	December 31, 2020
Deferred tax liabilities:
Depreciation	$(2,431,793)	$(761,455)
Amortization expense	(14,372)	(269,076)
Other	(584)	(584)
Deferred tax assets:
Operating loss carryforwards	4,251,516	4,188,512
Gross deferred tax assets	1,804,767	3,157,397
Valuation allowance	(1,804,767)	(3,157,397)
Net deferred income tax asset	$-	$-

NOTE 10 – SUBSEQUENT EVENTS

Additional Closings of Regulation A Offering

Subsequent to December 31, 2021, the Company sold an aggregate of 4,291 shares of Series C Preferred Stock in additional closings of the Regulation A offering described below for total gross proceeds of $4,289,440. After deducting a placement fee, we received net proceeds of approximately $4,004,109.

Warrenville Purchase and Sale Agreement

On November 11, 2021, MHP Pursuits LLC entered into a purchase and sale agreement with R&S Properties, LLC for the purchase of a manufactured housing community located in Warrenville, South Carolina consisting of 85 lots and 61 homes on approximately 45 acres for a total purchase price of $3,050,000. On March 9, 2022, the agreement was amended to extend the closing date to March 31, 2022. As of the date of this report, acquisition of this community has not yet occurred.

Spaulding Purchase and Sale Agreement

On January 19, 2022, MHP Pursuits LLC entered into a purchase and sale agreement with Spaulding Enterprises, Inc. for the purchase of a manufactured housing community located in Brunswick, Georgia consisting of 72 sites and 28 homes on approximately 17 acres for a total purchase price of $2,000,000. As of the date of this report, acquisition of this community has not yet occurred.

Sunnyland Acquisition

On November 3, 2021, MHP Pursuits LLC entered into a purchase and sale agreement with Billie Jean Faust for the purchase of a manufactured housing community located in Byron, Georgia consisting of 73 sites on approximately 18.57 acres and an adjacent parcel of undeveloped land containing 15.09 acres for a total purchase price of $2,200,000. On January 27, 2022, MHP Pursuits LLC assigned its rights and obligations in the purchase agreement to Sunnyland MHP LLC, an entity wholly owned by the Company, and Gvest Sunnyland Homes LLC, an entity wholly owned by Gvest Finance LLC, pursuant to an assignment of purchase and sale agreement. On January 31, 2022, closing of the purchase agreement was completed and Sunnyland MHP LLC purchased the land and land improvements, and Gvest Sunnyland Homes LLC purchased the buildings. Proforma financial information for Sunnyland is included in the unaudited proforma combined results of operations in Note 5.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

In connection with the closing of the property, on January 31, 2022, Sunnyland MHP LLC entered into a loan agreement with Vanderbilt Mortgage and Finance, Inc. for a loan in the principal amount of $1,760,000 and issued a promissory note to the lender for the same amount.

Interest on the disbursed and unpaid principal balance accrues as follows: (a) from the date funds are first disbursed at a rate of 5.37% per annum, interest only for the first thirty-six months, and (b) on February 10, 2025, interest on the disbursed and unpaid principal balance accrues at a rate 5.21% per annum until maturity. Interest is calculated on the basis of a 360-day year and the actual number of calendar days elapsed. Payments began on March 10, 2022 and continue the 10th of every month until maturity on February 10, 2027. Sunnyland MHP LLC may prepay the note in part or in full at any time if it pays a prepayment premium calculated in accordance with the loan agreement.

The note is secured by a first priority security interest in the property and is guaranteed by Raymond M. Gee. The loan agreement and note contain customary financial and other covenants and events of default for a loan of its type.

Clyde Purchase and Sale Agreement

On February 10, 2022, MHP Pursuits LLC entered into a purchase and sale agreement with Harold and Brenda Allen for the purchase of a manufactured housing community located in Clyde, North Carolina, a part of the Asheville Metropolitan Statistical Area, consisting of 51 sites and 51 homes on approximately 9 acres for a total purchase price of $3,050,000. As of the date of this report, acquisition of this community has not yet occurred.

Solid Rock Purchase and Sale Agreement

On February 25, 2022, MHP Pursuits LLC entered into a purchase and sale agreement with K10 Enterprises LLC for the purchase of a manufactured housing community located in Leesville, South Carolina, consisting of 39 sites and homes on approximately 11 acres for a total purchase price of $1,700,000. As of the date of this report, acquisition of this community has not yet occurred.

Charlotte 3 Park Note Repayment

On February 28, 2022, the Company borrowed $700,000 from Gvest Real Estate Capital, LLC, increasing the outstanding balance on the revolving promissory note described above. On March 1, 2022, proceeds from the revolving promissory note were used to repay the Charlotte 3 Park MHP LLC $1,500,000 note payable upon its maturity.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2022	MANUFACTURED HOUSING PROPERTIES INC.

/s/ Raymond M. Gee
	Name:	Raymond M. Gee
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Raymond M. Gee	Chairman and Chief Executive Officer	March 30, 2022
Raymond M. Gee	(Principal Executive Officer)

/s/ Michael Z. Anise	Chief Financial Officer and Director	March 30, 2022
Michael Z. Anise	(Principal Financial and Accounting Officer)

/s/ William H. Carter	Director	March 30, 2022
William H. Carter

/s/ Richard M. Gee	Director	March 30, 2022
Richard M. Gee

/s/ James L. Johnson	Director	March 30, 2022
James L. Johnson

/s/ Terry Robertson	Director	March 30, 2022
Terry Robertson