Form 10-Q
period 2022-03-31
MANUFACTURED HOUSING PROPERTIES INC.
filed 2022-05-16
CIK 1277998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

As of May 13, 2022, there were 12,403,680 common shares of the registrant issued and outstanding.

Manufactured Housing Properties Inc.

Quarterly Report on Form 10-Q

 Period Ended March 31, 2022

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MANUFACTURED HOUSING PROPERTIES INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Investment Property
Land	$20,554,318	$18,854,760
Site and Land Improvements	37,041,232	35,133,079
Buildings and Improvements	17,048,182	14,666,296
Construction in Process	3,605,886	3,030,456
Total Investment Property	78,249,618	71,684,591
Accumulated Depreciation	(5,586,597)	(4,832,300)
Net Investment Property	72,663,021	66,852,291
Cash and Cash Equivalents, including restricted cash of $754,079 and $705,195, respectively	2,096,699	2,106,329
Accounts Receivable	160,773	175,955
Other Assets	669,332	913,205
Total Assets	$75,589,825	$70,047,780

Liabilities
Accounts Payable	$511,031	$477,484
Notes Payable, net of $2,229,776 and $2,064,294 debt discount, respectively	51,226,534	48,891,483
Lines of Credit – Variable Interest Entity, net of $166,504 and $151,749 debt discount, respectively	6,581,458	6,200,607
Line of Credit – Related Party	850,000	150,000
Note Payable – Related Party	1,500,000	1,500,000
Accrued Liabilities including amounts due to related parties of $14,739 and $250,000, respectively	260,215	1,235,001
Tenant Security Deposits	754,079	705,195
Series C Redeemable Preferred Stock, par value $0.01 per share; 47,000 shares authorized; 10,027 and 5,734 shares issued and outstanding; redemption value $10,027,400 and $5,734,400 as of March 31, 2022 and December 31, 2021, respectively	9,248,879	5,214,370
Total Liabilities	70,932,196	64,374,140

Commitments and Contingencies (See note 6)

Redeemable Preferred Stock – subject to redemption
Series A Cumulative Redeemable Convertible Preferred Stock, par value $0.01 per share; 4,000,000 shares authorized; 1,886,000 shares issued and outstanding; redemption value $7,072,500 as of March 31, 2022 and December 31, 2021	5,959,646	5,841,771
Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized; 758,551 shares issued and outstanding; redemption value $11,378,265 as of March 31, 2022 and December 31, 2021	8,702,848	8,518,594

Deficit
Common Stock, par value $0.01 per share; 200,000,000 shares authorized; 12,403,680 shares are issued and outstanding as of March 31, 2022 and December 31, 2021	124,037	124,037
Additional Paid in Capital	(3,659,162)	(3,160,712)
Accumulated Deficit	(5,302,657)	(4,672,537)
Total Manufactured Housing Properties Inc. Deficit	(8,837,782)	(7,709,212)
Non-controlling interest in Variable Interest Entities	(1,167,083)	(977,513)
Total Deficit	(10,004,865)	(8,686,725)
TOTAL LIABILITIES AND DEFICIT	$75,589,825	$70,047,780

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Revenue
Rental and related income	$3,040,022	$1,663,681
Property sales	15,000	42,182
Total revenues	3,055,022	1,705,863

Community operating expenses
Repair and maintenance	221,019	107,796
Real estate taxes	180,829	142,395
Utilities	235,895	156,987
Insurance	60,298	27,788
General and administrative expense	376,196	145,008
Total community operating expenses	1,074,237	579,974

Corporate payroll and overhead	909,078	580,734
Depreciation expense	759,704	441,623
Interest expense	1,101,693	446,048
Refinancing costs	-	16,675
Total expenses	3,844,712	2,065,054
Net loss before provision for income taxes	(789,690)	(359,191)
Provision for income taxes	-	-
Net loss	$(789,690)	$(359,191)

Net income (loss) attributable to non-controlling interest variable interest entities	(159,570)	55,085
Net income (loss) attributable to Manufactured Housing Properties, Inc.	(630,120)	(414,276)
Preferred stock dividends and put option value accretion
Series A preferred dividends	94,300	96,167
Series A preferred put option value accretion	117,871	118,125
Series B preferred dividends	151,785	129,409
Series B preferred put option value accretion	184,254	185,839
Total preferred stock dividends and put option value accretion	548,210	529,540
Net loss attributable to common stockholders	$(1,178,330)	$(943,816)

Weighted average shares - basic and fully diluted	13,108,188	12,919,551

Net loss per share – basic and fully diluted	$(0.09)	$(0.07)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	COMMON STOCK		ADDITIONAL		TOTAL MANUFACTURING	NON
	SHARES	PAR VALUE	PAID IN CAPITAL	ACCUMULATED DEFICIT	HOUSING PROPERTIES INC.	CONTROLLING INTEREST	DEFICIT
Balance at January 1, 2021	12,398,580	$124,016	$(1,052,611)	(3,574,194)	$(4,502,789)	$(419,275)	$(4,922,064)
Stock option expense	-	-	646	-	646	-	646
Preferred shares Series A dividends	-	-	(96,167)	-	(96,167)	-	(96,167)
Preferred shares Series A put option value accretion	-	-	(118,125)	-	(118,125)	-	(118,125)
Preferred shares Series B dividends	-	-	(129,409)	-	(129,409)	-	(129,409)
Preferred shares Series B put option value accretion	-	-	(185,839)		(185,839)	-	(185,839)
Common Stock issuance to preferred share holders	5,100	51	1,326	-	1,377	-	1,377
Contributions to VIE	-	-	-	-	-	12,371	12,371
Distributions from VIE	-	-	-	-	-	(20,000)	(20,000)
Net loss	-	-	-	(414,276)	(414,276)	55,085	(359,191)
Balance at March 31, 2021	12,403,680	$124,067	$(1,580,179)	$(3,988,470)	$(5,444,582)	$(371,819)	$(5,816,401)

Balance at January 1, 2022	12,403,680	$124,037	$(3,160,712)	$(4,672,537)	$(7,709,212)	$(977,513)	$(8,686,725)
Stock option expense	-	-	49,760	-	49,760	-	49,760
Preferred shares Series A dividends	-	-	(94,300)	-	(94,300)	-	(94,300)
Preferred shares Series A put option value accretion	-	-	(117,871)	-	(117,871)	-	(117,871)
Preferred shares Series B dividends	-	-	(151,785)	-	(151,785)	-	(151,785)
Preferred shares Series B put option value accretion	-	-	(184,254)	-	(184,254)	-	(184,254)
Distributions from VIE	-	-	-	-	-	(30,000)	(30,000)
Net Loss	-	-	-	(630,120)	(630,120)	(159,570)	(789,690)
Balance at March 31, 2022	12,403,680	$124,037	$(3,659,162)	$(5,302,657)	$(8,837,782)	$(1,167,083)	$(10,004,865)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(789,690)	$(359,191)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock option expense	49,760	646
Amortization of debt issuance costs	162,328	37,114
Write off debt issuance costs recorded as debt discount	-	56,691
Write off acquisition and development pursuit costs	59,486	-
Loss on sale of homes	17,465	-
Depreciation	759,704	441,623
Changes in operating assets and liabilities:
Accounts receivable	15,182	22,875
Other assets	269,602	257,635
Accounts payable	33,547	(706,920)
Tenant security deposits	48,884	32,740
Accrued liabilities	(728,086)	1,162,968
Net Cash Provided by (Used in) Operating Activities	(101,818)	946,181
Cash Flows from Investing Activities:
Capital improvements	(764,907)	(307,994)
Proceeds from sale of homes	15,000	-
Purchases of investment properties	(1,050,000)	-
Payment of pursuit costs	(66,071)	-
Payment of acquisition costs	(163,578)	-
Net Cash Used in Investing Activities	(2,029,556)	(307,994)
Cash Flows from Financing Activities:
Proceeds from line of credit – related party	700,000	-
Repayment of notes payable	(1,699,464)	(60,001)
Repayment of lines of credit - VIEs	(47,952)	-
Proceeds from issuance of preferred stock	4,289,444	1,087,485
Payment of debt costs and Series C Preferred Stock costs recorded as debt discount	(847,499)	(121,375)
Series A and Series B Preferred share dividends	(242,785)	(225,576)
Contribution to VIE	-	12,371
Distributions from VIE	(30,000)	(20,000)
Net Cash Provided by Financing Activities	2,121,744	672,904
Net change in cash, cash equivalents and restricted cash	(9,630)	1,311,091
Cash, cash equivalents and restricted cash at beginning of the period	2,106,329	1,988,857
Cash, cash equivalents and restricted cash at end of the period	$2,096,699	$3,299,948
Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$1,342,620	$2,928,056
Restricted cash	754,079	371,892
Total	$2,096,699	$3,299,948
Cash, cash equivalents and restricted cash consist of the following:
Beginning of period
Cash and cash equivalents	$1,401,134	$1,649,705
Restricted cash	705,195	339,152
Total	$2,106,329	$1,988,857
Cash paid for:
Income Taxes	$-	$-
Interest	$784,735	$433,868
Series C Preferred share dividends included in interest expense	$96,126	$-
Non-Cash Investing and Financing Activities
Acquisition of property in accounts payable	$-	$748,248
Notes related to acquisitions	$4,624,414	$1,575,000
Non-cash Preferred stock accretion	$302,125	$311,747
Stock issued in connection with Series B Preferred Stock issuance	$-	$1,377

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The December 31, 2021 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2022. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company, entities controlled by the Company through its direct or indirect ownership of a majority interest, and any other entities in which the Company has a controlling financial interest. The Company consolidates variable interest entities (“VIEs”) where the Company is the primary beneficiary. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

The Company’s formation of all subsidiaries and VIE’s date of consolidation are as follows:

Name of Subsidiary	State of Formation	Date of Formation	Ownership
Pecan Grove MHP LLC	North Carolina	October 12, 2016	100%
Azalea MHP LLC	North Carolina	October 25, 2017	100%
Holly Faye MHP LLC	North Carolina	October 25, 2017	100%
Chatham Pines MHP LLC	North Carolina	October 31, 2017	100%
Maple Hills MHP LLC	North Carolina	October 31, 2017	100%
Lakeview MHP LLC	South Carolina	November 1, 2017	100%
MHP Pursuits LLC	North Carolina	January 31, 2019	100%
Mobile Home Rentals LLC	North Carolina	September 30, 2016	100%
Hunt Club MHP LLC	South Carolina	March 8, 2019	100%
B&D MHP LLC	South Carolina	April 4, 2019	100%
Crestview MHP LLC	North Carolina	June 28, 2019	100%
Springlake MHP LLC	Georgia	October 10, 2019	100%
ARC MHP LLC	South Carolina	November 13, 2019	100%
Countryside MHP LLC	South Carolina	March 12, 2020	100%
Evergreen MHP LLC	Tennessee	March 17, 2020	100%
Golden Isles MHP LLC	Georgia	March 16, 2021	100%
Anderson MHP LLC	South Carolina	June 2, 2021	100%
Capital View MHP LLC	South Carolina	August 6, 2021	100%
Hidden Oaks MHP LLC	South Carolina	August 6, 2021	100%
North Raleigh MHP LLC	North Carolina	September 16, 2021	100%
Carolinas 4 MHP LLC	North Carolina	November 30, 2021	100%
Charlotte 3 Park MHP LLC	North Carolina	December 10, 2021	100%
Sunnyland MHP LLC	Georgia	January 7, 2022	100%
Warrenville MHP LLC	South Carolina	February 15, 2022	100%
Gvest Finance LLC	North Carolina	December 11, 2018	VIE
Gvest Homes I LLC	Delaware	November 9, 2020	VIE
Brainerd Place LLC	Delaware	February 24, 2021	VIE
Bull Creek LLC	Delaware	April 13, 2021	VIE
Gvest Anderson Homes LLC	Delaware	June 22, 2021	VIE
Gvest Capital View Homes LLC	Delaware	August 6, 2021	VIE
Gvest Hidden Oaks Homes LLC	Delaware	August 6, 2021	VIE
Gvest Springlake Homes LLC	Delaware	September 24, 2021	VIE
Gvest Carolinas 4 Homes LLC	Delaware	November 13, 2021	VIE
Gvest Sunnyland Homes LLC	Delaware	January 6, 2022	VIE
Gvest Warrenville Homes LLC	Delaware	February 14, 2022	VIE

All intercompany transactions and balances have been eliminated in consolidation. The Company does not have a majority or minority interest in any other company, either consolidated or unconsolidated.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

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

The Company’s revenues primarily consist of rental revenues and fee and other income. The Company has the following revenue sources and revenue recognition policies:

●	Rental revenues include revenues from the leasing of land lot or a combination of both, the mobile home and land at our properties to tenants.

●	Revenues from the leasing of land lot or a combination of both, the mobile home and land at the Company’s properties to tenants include (i) lease components, including land lot or a combination of both, the mobile home and land, and (ii) reimbursement of utilities and account for the components as a single lease component in accordance with ASC 842.

●	Revenues derived from fixed lease payments are recognized on a straight-line basis over the non-cancelable period of the lease. The Company commences rental revenue recognition when the underlying asset is available for use by the lessee. Revenue derived from the reimbursement of utilities are generally recognized in the same period as the related expenses are incurred. The Company’s leases are month-to-month.

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

MARCH 31, 2022 AND 2021

(UNAUDITED)

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, including vested penny stock options during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the weighted average number of net shares that would be issued upon exercise of stock options pursuant to the treasury stock method.

For the three months ended March 31, 2022, the potentially dilutive penny options for the purchase of 704,508 shares of Common Stock were included in basic loss per share. Other securities outstanding as of March 31, 2022 not included in dilutive loss per share, as the effect would be anti-dilutive, were 1,886,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock, which are convertible into Common Stock for a total of 1,886,000 shares.

For the three months ended March 31, 2021, the potentially dilutive penny options for the purchase of 519,675 shares of Common Stock were included in basic loss per share. Other securities outstanding as of March 31, 2021 not included in dilutive loss per share, as the effect would be anti-dilutive, were 1,890,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock, which are convertible into Common Stock for a total of 1,890,000 shares.

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

Investment Property and Depreciation

Investment real property and equipment are carried at cost. Depreciation of buildings, improvements to sites and buildings, rental homes, equipment, and vehicles is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 3 to 25 years). Land development costs are not depreciated until they are put in use, at which time they are capitalized as land improvements. Interest Expense pertaining to Land Development Costs are capitalized. Maintenance and Repairs are charged to expense as incurred and improvements are capitalized. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the financial statement and any gain or loss is reflected in the current period’s results of operations.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

Impairment Policy

The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the three months ended March 31, 2022 and 2021.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash balances at banks and deposits at times may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially secure and, accordingly, minimal credit risk exists. At March 31, 2022 and December 31, 2021, the Company had approximately $763,000 above the FDIC-insured limit, including restricted cash held for tenant security deposits of $754,079 and $705,195, respectively.

Stock Based Compensation

All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached, or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. The Company recorded stock option expense of $49,760 and $646 during the three months ended March 31, 2022 and 2021, respectively.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

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

The Company recognizes interest and penalties, if any, with income tax expense in the accompanying unaudited condensed consolidated statement of operations. As of March 31, 2022, and December 31, 2021, there were no such accrued interest or penalties.

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

MARCH 31, 2022 AND 2021

(UNAUDITED)

Impact of Coronavirus Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. On March 11, 2020, the World Health Organization declared the outbreak a pandemic, and on March 13, 2020, the United States declared a national emergency.

Some states and cities, including some where the Company’s properties are located, reacted by instituting quarantines, restrictions on travel, “stay at home” rules and restrictions on the types of businesses that may continue to operate and is what capacity, as well as guidance in response to the pandemic and the need to contain it.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

NOTE 2 – VARIABLE INTEREST ENTITIES

During the three months ended March 31, 2022, Gvest Finance LLC formed two wholly owned subsidiaries, Gvest Sunnyland Homes LLC and Gvest Warrenville Homes LLC, both of which are considered VIEs. The Company consolidates the accounts of Gvest Finance LLC, Gvest Homes I LLC, Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Springlake Homes LLC, Gvest Carolinas 4 Homes LLC, Gvest Sunnyland Homes LLC, Gvest Warrenville Homes LLC, Brainerd Place LLC, and Bull Creek LLC and will continue to do so until they are no longer considered VIEs.

Included in the unaudited condensed consolidated results of operations for the three months ended March 31, 2022 and 2021 were net loss of $159,570 and net income of $55,085, respectively, after deducting an additional management fee equal to cash flow after debt service per the management agreement of $83,013 and $0, respectively.

The consolidated balance sheets as of March 31, 2022 and December 31, 2021 included the following amounts related to the consolidated VIEs.

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Investment Property	$16,956,601	$14,144,268
Accumulated Depreciation	(729,450)	(597,650)
Net Investment Property	16,227,151	13,546,618
Cash and Cash Equivalents	44,016	98,900
Accounts Receivable	50,006	60,506
Other Assets	243,505	158,920
Total Assets	$16,564,678	$13,864,944

Liabilities and Deficit
Accounts Payable	$183,307	$169,298
Notes Payable	8,601,996	6,793,319
Line of Credit, net of $166,504 and $151,749 debt discount	6,581,458	6,200,607
Accrued Liabilities*	2,365,000	1,679,233
Total Liabilities	17,731,761	14,842,457

Non-controlling Interest	(1,167,083)	(977,513)
Total Non-controlling Interest in Variable Interest Entities	(1,167,083)	(977,513)

*	Included in accrued liabilities is an intercompany balance of $2,319,620 and $1,515,715 as of March 31, 2022 and December 31, 2021, respectively. The intercompany balances have been eliminated on the consolidated balance sheet.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

NOTE 3 – INVESTMENT PROPERTY

The following table summarizes the Company’s property and equipment balances are generally used to depreciate the assets on a straight-line basis:

	March 31, 2022	December 31, 2021
Investment Property	(Unaudited)
Land	$20,554,318	$18,854,760
Site and Land Improvements	37,041,232	35,133,079
Buildings and Improvements	17,048,182	14,666,296
Construction in Process	3,605,886	3,030,456
Total Investment Property	78,249,618	71,684,591
Accumulated Depreciation	(5,586,597)	(4,832,300)
Net Investment Property	$72,663,021	$66,852,291

Depreciation expense totaled $759,704 and $441,623 for the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022, Gvest Finance LLC, the Company’s VIE, purchased nine new manufactured homes for approximately $424,000 for use in the Springlake, Sunnyland, and Crestview communities that are not yet occupiable and still in the set-up phase as of March 31, 2022. These nine homes and several homes purchased at the end of 2021 are included in Construction in Process on the balance sheet.

During the year ended December 31, 2021, Gvest Finance LLC, acquired thirty-four new manufactured homes for approximately $1,900,000 including set up costs for use in the Springlake community and fourteen new manufactured homes for approximately $860,000 including set up costs for use in the Golden Isles community that were not yet occupiable and were still in the set-up phase as of December 31, 2021 and were included in Construction in Process on the balance sheet as of that date.

NOTE 4 – ACQUISITIONS AND DISPOSITIONS

During the three months ended March 31, 2022, the Company acquired three communities. These were acquisitions from third parties and have been accounted for as asset acquisitions.

On January 31, 2022, the Company purchased a manufactured housing community located in Byron, Georgia consisting of 73 sites on approximately 18.57 acres and an adjacent parcel of 15.09 acres of undeveloped land for a total purchase price of $2,200,000. Sunnyland MHP LLC purchased the land and land improvements and the Company’s VIE, Gvest Sunnyland Homes LLC, purchased the homes.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

On March 31, 2022, the Company purchased two manufactured housing communities located in Warrenville, South Carolina consisting of 85 sites on approximately 45 acres for a total purchase price of $3,050,000. Warrenville MHP LLC purchased the land and land improvements and the Company’s VIE, Gvest Warrenville Homes LLC, purchased the homes.

During the three months ended March 31, 2021, the Company acquired one community. This was an acquisition from a third party and has been accounted for as an asset acquisition.

On March 31, 2021, the Company purchased a manufactured housing community located in Brunswick, Georgia consisting of 113 sites on approximately 17 acres for a total purchase price of $2,325,000. Golden Isles MHP LLC purchased the land and land improvements and the Company’s VIE, Gvest Finance LLC, purchased the homes.

Acquisition Date	Name (number of communities)	Land	Improvements	Building	Total Purchase Price
March 2021	Golden Isles MHP	$1,050,000	$487,500	$-	$1,537,500
March 2021	Golden Isles Gvest	-	-	787,500	787,500
	Total Purchase Price	$1,050,000	$487,500	$787,500	$2,325,000
	Acquisition Costs	-	123,319	250	123,569
	Total Investment Property	$1,050,000	$610,819	$787,750	$2,448,569

January 2022	Sunnyland MHP	$672,400	$891,580	$-	$1,563,980
January 2022	Sunnyland Gvest	-	-	636,020	636,020
March 2022	Warrenville MHP	975,397	853,473	-	1,828,870
March 2022	Warrenville Gvest	-	-	1,221,130	1,221,130
	Total Purchase Price	$1,647,797	$1,745,053	$1,857,150	$5,250,000
	Acquisition Costs	51,760	62,097	38,367	152,224
	Total Investment Property	$1,669,557	$1,807,150	$1,895,517	$5,402,224

Pro-forma Financial Information

The following unaudited pro-forma information presents the combined results of operations for the three months ended March 31, 2021 as if all acquisitions of manufactured housing communities during the year ended December 31, 2021 had occurred on January 1, 2021.

The Company determined that the acquisitions made during the three months ended March 31, 2022 were not significant acquisitions, therefore, proforma financial information related to these acquisitions is not reported below.

Three months ended March 31, 2021 Pro Forma
Revenue	2,788,937
Community operating expenses	1,070,940
Corporate payroll and overhead expenses	597,409
Depreciation expense	756,006
Interest expense	695,241
Net income (loss)	(330,659)
Net loss attributable to non-controlling interest	131,939
Net loss attributable to Manufactured Housing Properties, Inc	(462,598)
Preferred stock dividends / accretion	529,540
Net income (loss)	(992,138)
Net loss per share	(0.08)

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

NOTE 5 – PROMISSORY NOTES AND LINES OF CREDIT

Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities and mobile homes. The interest rates on these promissory notes range from 3.250% to 5.875% with 5 to 30 years principal amortization. Three of the promissory notes had an initial 12 month, six have an initial 24 month, six have an initial 36 month, one has an initial 60 month, and one promissory note has a 180 month period of interest only payments. The promissory notes are secured by the real estate assets and twenty loans totaling $43,602,376 are guaranteed by Raymond M. Gee.

As of March 31, 2022, the outstanding balance on these notes was $53,456,310. The following are the terms of these notes:

	Maturity Date	Interest Rate	Balance March 31, 2022	Balance December 31, 2021
Pecan Grove MHP LLC	02/22/29	5.250%	$2,951,049	$2,969,250
Azalea MHP LLC	03/01/29	5.400%	813,683	790,481
Holly Faye MHP LLC	03/01/29	5.400%	549,485	579,825
Chatham MHP LLC	04/01/24	5.875%	1,689,459	1,698,800
Lakeview MHP LLC	03/01/29	5.400%	1,796,163	1,805,569
B&D MHP LLC	05/02/29	5.500%	1,765,818	1,779,439
Hunt Club MHP LLC	01/01/33	3.430%	2,386,572	2,398,689
Crestview MHP LLC	12/31/30	3.250%	4,649,631	4,682,508
Maple Hills MHP LLC	12/01/30	3.250%	2,324,815	2,341,254
Springlake MHP LLC	12/10/26	4.750%	4,016,250	4,016,250
ARC MHP LLC	01/01/30	5.500%	3,790,188	3,809,742
Countryside MHP LLC	03/20/50	5.500%	1,675,929	1,684,100
Evergreen MHP LLC	04/01/32	3.990%	1,109,917	1,115,261
Golden Isles MHP LLC	03/31/26	4.000%	787,500	787,500
Anderson MHP LLC*	07/10/26	5.210%	2,153,807	2,153,807
Capital View MHP LLC*	09/10/26	5.390%	817,064	817,064
Hidden Oaks MHP LLC*	09/10/26	5.330%	823,440	823,440
North Raleigh MHP LLC	11/01/26	4.750%	5,276,246	5,304,409
Charlotte 3 Park MHP LLC (Dixie, Driftwood, Meadowbrook)(1)	03/01/22	5.000%	-	1,500,000
Carolinas 4 MHP LLC (Asheboro, Morganton)*	01/10/27	5.300%	3,105,070	3,105,070
Sunnyland MHP LLC*	02/10/27	5.370%	1,123,980	-
Warrenville MHP LLC*	03/10/27	5.590%	1,218,870	-
Gvest Finance LLC (B&D homes)	05/01/24	5.000%	644,510	657,357
Gvest Finance LLC (Countryside homes)	03/20/50	5.500%	1,281,595	1,287,843
Gvest Finance LLC (Golden Isles homes)	03/31/36	4.000%	787,500	787,500
Gvest Anderson Homes LLC*	07/10/26	5.210%	2,006,193	2,006,193
Gvest Capital View Homes LLC*	09/10/26	5.390%	342,936	342,936
Gvest Hidden Oaks Homes LLC*	09/10/26	5.330%	416,560	416,560
Gvest Carolinas 4 Homes LLC (Asheboro, Morganton)*	01/10/27	5.300%	1,294,930	1,294,930
Gvest Sunnyland Homes LLC*	02/10/27	5.370%	636,020	-
Gvest Warrenville Homes LLC*	03/10/27	5.590%	1,221,130	-
Total Notes Payable			53,456,310	50,955,777
Discount Direct Lender Fees			(2,229,776)	(2,064,294)
Total Net of Discount			$51,226,534	$48,891,483

(1)	The Company repaid the Charlotte 3 Park MHP LLC note payable of $1,500,000 on March 1, 2022. This community was refinanced on April 14, 2022 with a different lender. See Note 9 for more information.

*	The notes indicated above are subject to certain financial covenants.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

Lines of Credit – Variable Interest Entities

Facility	Borrower	Community	Maturity Date	Interest Rate	Maximum Credit Limit	Balance March 31, 2022	Balance December 31, 2021
Occupied Home Facility(1)	Gvest Homes I LLC	ARC, Crestview, Maple	01/01/30	8.375%	$20,000,000	$2,507,435	$2,517,620
Multi-Community Rental Home Facility	Gvest Finance LLC	ARC	12/17/31	Greater of 3.25% or Prime, + 375 bps	$4,000,000	$819,376	$838,000
Multi-Community Floorplan Home Facility(1), (2)	Gvest Finance LLC	Golden Isles, Springlake, Sunnyland, Crestview	Various (3)	LIBOR + 6 – 8% based on days outstanding	$2,000,000	$1,528,669	$1,104,255
Springlake Home Facility(2)	Gvest Finance LLC	Springlake	12/10/26	6.75%	$3,300,000	$1,892,482	$1,892,481
Total Lines of Credit - VIEs						$6,747,962	$6,352,356
Discount Direct Lender Fees						$(166,504)	$(151,749)
Total Net of Discount						$6,581,458	$6,200,607

(1)	During the three months ended March 31, 2022, the Company drew down $19,145 related to the Occupied Home Facility and $424,414 related to the Multi-Community Floorplan Home Facility.

(2)	Payments on the Multi-Community Floorplan Home Facility advances are interest only until each advance is paid off or transferred to the Multi-Community Rental Home Facility and payments on the Springlake Home Facility are interest only for the first six months.

(3)	The maturity date of the of the Multi-Community Floorplan Line of Credit will vary based on each statement of financial transaction (“SOFT”), a report identifying the funded homes and the applicable financial terms.

The agreements for each of the above line of credit facilities require the maintenance of certain financial ratios or other affirmative and negative covenants. All the above line of credit facilities are guaranteed by Raymond M. Gee.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

Metrolina Promissory Note

On October 22, 2021, the Company issued a promissory note to Metrolina Loan Holdings, LLC (“Metrolina”), a significant stockholder, in the principal amount of $1,500,000. The note bears interest at a rate of 18% per annum and matures on April 1, 2023. During the first six months of the note, any prepayment would require the Company to pay a yield maintenance fee equal to six months of interest. Thereafter, the loan may be prepaid at any time without penalty or fee. The note is guaranteed by Raymond M. Gee. As of March 31, 2022 and December 31, 2021, the balance on this note was $1,500,000. During the three months ended March 31, 2022 and 2021, interest expense totaled $66,575 and $0, respectively.

Raymond M. Gee Promissory Note

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, pursuant to which the Company could borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. In September 2020, the Company paid off the full balance; however, the line of credit remained available to the Company until it was cancelled in December 2021. As of March 31, 2022 and December 31, 2021, the outstanding balance on this note was $0.

Gvest Revolving Promissory Note

On December 27, 2021, the Company issued a revolving promissory note to Gvest Real Estate Capital, LLC, an entity whose sole owner is Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 on a revolving basis for working capital or acquisition purposes. On the same date, the Company borrowed $150,000. During the three months ended March 31, 2022, the Company borrowed an additional $700,000. As of March 31, 2022 and December 31, 2021, the outstanding balance on this note was $850,000 and $150,000, respectively. This note has a five-year term and is interest-only based on an 15% annual rate through the maturity date and is unsecured. During the three months ended March 31, 2022 and 2021, interest expense totaled $14,718 and $0, respectively. The outstanding principal and accrued interest balance on this note was repaid on April 15, 2022.

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable and lines of credit at March 31, 2022 by fiscal year were:

2022	670,266
2023	3,734,002
2024	3,779,094
2025	1,311,018
2026	18,406,106
Thereafter	34,653,786
Total minimum principal payments	$62,554,272

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

Series A Cumulative Convertible Preferred Stock

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

Ranking. The Series A Preferred Stock ranks, as to dividend rights and rights upon our liquidation, dissolution, or winding up, senior to the Common Stock and pari passu with the Series B Preferred Stock and Series C Preferred Stock (as defined below). The terms of the Series A Preferred Stock will not limit the Company’s ability to (i) incur indebtedness or (ii) issue additional equity securities that are equal or junior in rank to the shares of Series A Preferred Stock as to distribution rights and rights upon liquidation, dissolution or winding up.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

Dividend Rate and Payment Dates. Dividends on the Series A Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series A Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.017 per share each month, which is equivalent to the rate of 8% of the $2.50 liquidation preference per share. Dividends on shares of Series A Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the three months ended March 31, 2022 and 2021, the Company paid dividends of $94,300 and $96,167, respectively.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series A Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series A Preferred Stock at a call price equal to $3.75, or 150% of the original issue price of the Series A Preferred Stock, and correspondingly, each holder of shares of Series A Preferred Stock shall have a right to put the shares of Series A Preferred Stock held by such holder back to the Company at a put price equal to $3.75, or 150% of the original issue purchase price of such shares. During the three months ended March 31, 2022 and 2021, the Company recorded a put option value accretion of $117,871 and $118,125, respectively.

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

As of March 31, 2022, there were 1,886,000 shares of Series A Preferred Stock issued and outstanding. As of March 31, 2022, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,715,000 and accretion of put options totaling $1,244,646. As of December 31, 2021, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,715,000 and accretion of put options totaling $1,126,771.

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

Dividend Rate and Payment Dates. Dividends on the Series B Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series B Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.067 per share each month, which is equivalent to the annual rate of 8% of the $10.00 liquidation preference per share; provided that upon an event of default (generally defined as the Company’s failure to pay dividends when due or to redeem shares when requested by a holder), such amount shall be increased to $0.083 per month, which is equivalent to the annual rate of 10% of the $10.00 liquidation preference per share. During the three months ended March 31, 2022 and 2021, the Company paid dividends of $151,785 and $129,409, respectively.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series B Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series B Preferred Stock at a call price equal to $15.00, or 150% of the original issue price of the Series B Preferred Stock, and correspondingly, each holder of shares of Series B Preferred Stock shall have a right to put the shares of Series B Preferred Stock held by such holder back to the Company at a put price equal to $15.00, or 150% of the original issue purchase price of such shares. During the three months ended March 31, 2022 and 2021, the Company recorded a put option value accretion of $184,254 and $185,839, respectively.

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

This offering terminated on March 30, 2021 thus, the Company sold no shares of Series B Preferred Stock during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company sold an aggregate of 116,097 shares of Series B Preferred Stock for total gross proceeds of $1,160,970. After deducting a placement fee and other expenses, the Company received net proceeds of $1,079,702.

As of March 31, 2022, there were 758,551 shares of Series B Preferred Stock issued and outstanding and the Series B Preferred Stock balance was made up of Series B Preferred Stock, net of commissions, totaling $7,185,716 and accretion of put options totaling $1,517,132. As of December 31, 2021, there were 758,551 shares of Series B Preferred Stock issued and outstanding and the Series B Preferred Stock balance was made up of Series B Preferred Stock, net of commissions, totaling $7,185,716 and accretion of put options totaling $1,332,878.

Series C Cumulative Redeemable Preferred Stock

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

Stated Value. Each share of Series C Preferred Stock has an initial stated value of $1,000, subject to appropriate adjustment in relation to certain events, such as recapitalizations, stock dividends, stock splits, stock combinations, reclassifications or similar events affecting the Series C Preferred Stock.

Dividend Rate and Payment Dates. Dividends on the Series C Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series C Preferred Stock are entitled to receive cumulative monthly cash dividends at a per annum rate of 7% of the stated value (or $5.83 per share each month based on the initial stated value). Dividends on each share begin accruing on, and are cumulative from, the date of issuance and regardless of whether the board of directors declares and pays such dividends. Dividends on shares of Series C Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the three months ended March 31, 2022, the Company paid dividends of $96,126. Due to timing of payments, the company accrued dividends of $39,019 during the three months ended March 31, 2022 and total accrued dividends of $65,979 is presented in accrued liabilities on the balance sheet as of March 31, 2022.

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

Voting Rights. The Series C Preferred Stock has no voting rights.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

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

During the three months ended March 31, 2022, the Company sold an aggregate of 4,293 shares of Series C Preferred Stock for total gross proceeds of $4,289,444. After deducting a placement fee and other expenses, the Company received net proceeds of $4,004,110.

As of March 31, 2022 there were 10,027 shares of Series C Preferred Stock issued and outstanding and the Series C Preferred Stock balance was made up of Series C Preferred Stock gross proceeds totaling $10,023,840 net of total unamortized debt issuance costs of $774,961. As of December 31, 2021, there were 5,734 shares of Series C Preferred Stock issued and outstanding and the Series C Preferred Stock balance was made up of Series C Preferred Stock gross proceeds totaling $5,734,400 net of total unamortized debt issuance costs of $520,030.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of Common Stock, par value $0.01 per share. As of March 31, 2022 and December 31, 2021, there were 12,403,680 shares of Common Stock issued and outstanding.

Stock Issued for Cash

During the three months ended March 31, 2021, the Company issued 5,100 shares of Common Stock, valued at $1,377, to early investors in the prior Regulation A offering.

Equity Incentive Plan

In December 2017, the Board of Directors, with the approval of a majority of the stockholders of the Company, adopted the Manufactured Housing Properties Inc. Stock Compensation Plan (the “Plan”) which is administered by the Compensation Committee. As of March 31, 2022, there were 751,175 shares granted and 248,825 shares remaining available under the Plan.

The Company has issued options to directors and officers under the Plan. One third of the options vest immediately, and two thirds vest in equal annual installments over a two-year period. During the three months ended March 31, 2022 and 2021, the Company issued 45,000 and 50,000 options and recorded stock option expense of $49,760 and $646, respectively. A total of 45,000 of the options granted during this period were granted at a price of $0.01 per share, which represents a price that may be deemed to be below the market value per share of the Company’s common stock as defined by the Plan.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

The following table summarizes the stock options outstanding as of March 31, 2022:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2021	706,175	$0.01	6.6
Granted	45,000	0.01	9.8
Exercised	-	-	-
Forfeited / cancelled / expired	-	-	-
Outstanding at March 31, 2022	751,175	$0.01	6.5
Exercisable at March 31, 2022	704,508	$0.01	6.3

As of March 31, 2022, there were 751,175 “in-the-money” options with an aggregate intrinsic value of $2,621,601. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options holders exercised their options on March 31, 2022.

The following table summarizes information concerning options outstanding as of March 31, 2022.

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price
$0.01	519,675	5.7	$0.01	519,675	$0.01
$0.01	136,500	7.8	$0.01	136,500	$0.01
$0.01	50,000	8.8	$0.01	33,333	$0.01
$0.01	45,000	9.8	$0.01	15,000	$0.01

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

Stock option assumptions	March 31, 2022	March 31, 2021
Risk-free interest rate	1.55 – 1.76%	0.26 – 1.40%
Expected dividend yield	0.00%	0.00%
Expected volatility	245.51%	16.03 – 273.98%
Expected life of options (in years)	6.5	6.5

NOTE 8 – RELATED PARTY TRANSACTIONS

See Note 5 for information regarding the promissory notes issued to Metrolina, a significant stockholder, and the revolving promissory note issued to Gvest Real Estate Capital, LLC, an entity whose sole owner is Raymond M. Gee, the Company’s chairman and chief executive officer.

In August 2019, the Company entered into an office lease agreement with 136 Main Street LLC, an entity whose sole owner is Gvest Real Estate LLC, whose sole owner is Mr. Gee, for the lease of the Company’s offices. The lease is $12,000 per month and is on a month-to-month term. During the three months ended March 31, 2022 and 2021, the Company paid $36,000 of rent expense to 136 Main Street LLC.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

During the three months ended March 31, 2022, Raymond M. Gee received fees totaling $450,000 for his personal guaranty on certain promissory notes relating to the acquisitions of mobile home communities owned by the Company, including $250,000 in relation to the Asheboro and Morganton acquisitions which were accrued for at December 31, 2021 and paid in January 2022. During the three months ended March 31, 2021, Mr. Gee received no fees for his personal guaranty.

See Note 2 for information regarding related party VIEs.

NOTE 9 – SUBSEQUENT EVENTS

Additional Closings of Regulation A Offering

Subsequent to March 31, 2022, we sold an aggregate of 1,380 shares of Series C Preferred Stock in additional closings of this offering for total gross proceeds of $1,380,000. After deducting a placement fee, we received net proceeds of approximately $1,286,850.

York Purchase and Sale Agreement

On November 2, 2021, Bull Creek LLC, a VIE, entered into a purchase and sale agreement with Rachel Holler for the purchase of 150 acres of undeveloped land and a mobile home community with 60 sites on approximately 10 acres in York, South Carolina for a total purchase price of $2,200,000. As of the date of this report, acquisition of this community has not occurred.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

(UNAUDITED)

Resaca Portfolio Purchase and Sale Agreement

On April 1, 2022, MHP Pursuits LLC entered into a purchase and sale agreement with William Darryl Edwards for the purchase of three manufactured housing communities located in Murray County, Georgia, consisting of 91 sites on approximately 79 acres for a total purchase price of $4,488,000. As of the date of this report, acquisition of this community has not yet occurred.

Country Estates Purchase and Sale Agreement

On April 5, 2022, MHP Pursuits LLC entered into a purchase and sale agreement with Ted Brown for the purchase of a manufactured housing community located in Cameron, North Carolina, consisting of 63 sites on approximately 86 acres for a total purchase price of $2,050,000. As of the date of this report, acquisition of this community has not yet occurred.

Stock Option Grant

On April 11, 2022, the Company issued 100,000 stock options to a key employee pursuant to the Stock Compensation Plan administered by the Compensation Committee.

Charlotte 3 Park (Dixie, Driftwood, and Meadowbook) Refinance and Gvest Revolving Promissory Note Repayment

On April 14, 2022, Charlotte 3 Park MHP LLC entered into a loan agreement with Townebank for a loan in the principal amount of $3,158,400 and issued a promissory note to the lender in the same amount. The funds from the loan were used on April 15, 2022 to pay off the $850,000 revolving promissory note outstanding principal balance and accrued interest of $19,979 due to Gvest Real Estate Capital LLC.

The Townebank note bears interest at 4.25% per annum with payments to begin May 1, 2022 and matures on October 1, 2028. Payment for the first eighteen (18) months of the term of the note shall be interest-only based on the principal outstanding, days in the period, and daily interest rate. Thereafter, principal and interest shall be due and payable based on a twenty (20) year amortization schedule. Charlotte 3 Park MHP LLC may prepay the note in part or in full subject to prepayment penalties set out in the loan agreement if repaid before May 1, 2027 and without penalty if repaid on or subsequent to that date.

The Townebank loan is secured by a first-priority security interest in the land at the Dixie, Driftwood, and Meadowbrook communities and lot rent due under all leases at these communities and is guaranteed by Raymond M. Gee. The loan agreement and note contain customary financial and other covenants and events of default for a loan of its type.

North Carolina Core 3 Park Portfolio Purchase and Sale Agreement

On May 16, 2022, MHP Pursuits LLC entered into a purchase and sale agreement with Statesville Estates MHC LLC, North Side MHC LLC, and Timber View LLC for the purchase of three manufactured housing communities located in Statesville, North Carolina, Thomasville, North Carolina, and Trinity, North Carolina, respectively, consisting of 122 sites on approximately 74 acres for a total purchase price of $5,350,000. As of the date of this report, acquisition of this community has not yet occurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “our” and the “Company” refer to Manufactured Housing Properties Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities, or VIEs.

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

We own and operate forty-six manufactured housing communities containing approximately 2,195 developed sites and 1,142 company-owned, manufactured homes. Our communities are located in Georgia, North Carolina, South Carolina and Tennessee.

As of March 31, 2022, our portfolio of manufactured housing properties consisted of the following:

●	Pecan Grove – a 82 lot, all-age community situated on 10.71 acres and located in Charlotte, North Carolina.

●	Azalea Hills – a 41 lot, all-age community situated on 7.46 acres and located in Gastonia, North Carolina, a suburb of Charlotte, North Carolina.

●	Holly Faye – a 35 lot all-age community situated on 8.01 acres and located in Gastonia, North Carolina, a suburb of Charlotte North Carolina.

●	Lakeview – a 84 lot all-age community situated on 17.26 acres in Spartanburg, South Carolina.

●	Chatham Pines – a 49 lot all-age community situated on 23.57 acres and located in Chapel Hill, North Carolina.

●	Maple Hills – a 74 lot all-age community situated on 21.20 acres and located in Mills River, North Carolina, which is part of the Asheville, North Carolina, Metropolitan Statistical Area.

●	Hunt Club Forest – a 79 lot all-age community situated on 13.02 acres and located in the Columbia, South Carolina metro area.

●	B&D – a 95 lot all-age community situated on 17.75 acres and located in Chester, South Carolina.

●	Crestview – a 113 lot all age community situated on 17.1 acres and located in the Asheville, North Carolina, Metropolitan Statistical Area.

●	Springlake – three all-age communities with 224 lots situated on 72.7 acres and located in Warner Robins, Georgia.

●	ARC – five all-age communities with 180 lots situated on 39.34 acres and located in Lexington, South Carolina.

●	Countryside – a 110 lot all-age community situated on 35 acres and located in Lancaster, North Carolina.

●	Evergreen – a 65 lot all-age community situated on 28.4 acres and located in Dandridge, Tennessee.

●	Golden Isles – a 113 lots all-age community situated on 16.76 acres and located in Brunswick, Georgia.

●	Anderson – ten all-age communities with 178 lots situated on 50 acres and located in Anderson, South Carolina.

●	Capital View – a 32 lot all-age community situated on 9.84 acres and located in Gaston, South Carolina.

●	Hidden Oaks - a 44 lot all-age community situated on 8.96 acres and located in West Columbia, South Carolina.

●	North Raleigh – five all-age communities with 137 lots situated on 135 acres and located in Franklin and Granville Counties, North Carolina.

●	Dixie – a 37 lot all-age community situated on 3.43 acres and located in Kings Mountain, North Carolina.

●	Driftwood – a 26 lot all-age community situated on 34.92 acres and located in Charlotte, North Carolina.

●	Meadowbrook – a 94 lot all-age community situated on 40.1 acres and located in York, South Carolina.

●	Morganton – a 61 lot all-age community situated on 31.29 acres and located in Morganton, North Carolina.

●	Asheboro – a 84 lot all-age community situated on 45.4 acres and located in Asheboro, North Carolina.

●	Sunnyland – a 73 lot all-age community situated on 18.57 acres and an adjacent parcel of 15 acres of undeveloped land both located in Byron, Georgia.

●	Warrenville – two all-age communities with 85 lots situated on 45 acres and located in Warrenville, South Carolina.

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

Recent Developments

Additional Closings of Regulation A Offering

Subsequent to March 31, 2022, we sold an aggregate of 1,380 shares of Series C Preferred Stock in additional closings of the Regulation A offering described below for total gross proceeds of $1,380,000. After deducting a placement fee, we received net proceeds of approximately $1,286,850.

Resaca Portfolio Purchase and Sale Agreement

On April 1, 2022, MHP Pursuits LLC entered into a purchase and sale agreement with William Darryl Edwards for the purchase of three manufactured housing communities located in Murray County, Georgia, consisting of 91 sites on approximately 79 acres for a total purchase price of $4,488,000. As of the date of this report, acquisition of this community has not yet occurred.

Country Estates Purchase and Sale Agreement

On April 5, 2022, MHP Pursuits LLC entered into a purchase and sale agreement with Ted Brown for the purchase of a manufactured housing community located in Cameron, North Carolina, consisting of 63 sites on approximately 86 acres for a total purchase price of $2,050,000. As of the date of this report, acquisition of this community has not yet occurred.

Charlotte 3 Park (Dixie, Driftwood, and Meadowbook) Refinance and Gvest Revolving Promissory Note Repayment

On April 14, 2022, Charlotte 3 Park MHP LLC entered into a loan agreement with Townebank for a loan in the principal amount of $3,158,400 and issued a promissory note to the lender in the same amount. The funds from the loan were used on April 15, 2022 to pay off the $850,000 revolving promissory note outstanding principal balance and accrued interest of $19,979 due to Gvest Real Estate Capital LLC.

The Townebank note bears interest at 4.25% per annum with payments to begin May 1, 2022 and matures on October 1, 2028. Payment for the first eighteen (18) months of the term of the note shall be interest-only based on the principal outstanding, days in the period, and daily interest rate. Thereafter, principal and interest shall be due and payable based on a twenty (20) year amortization schedule. Charlotte 3 Park MHP LLC may prepay the note in part or in full subject to prepayment penalties set out in the loan agreement if repaid before May 1, 2027 and without penalty if repaid on or subsequent to that date.

The Townebank loan is secured by a first-priority security interest in the land at the Dixie, Driftwood, and Meadowbrook communities and lot rent due under all leases at these communities and is guaranteed by Raymond M. Gee. The loan agreement and note contain customary financial and other covenants and events of default for a loan of its type.

North Carolina Core 3 Park Portfolio Purchase and Sale Agreement

On May 13, 2022, MHP Pursuits LLC entered into a purchase and sale agreement with Statesville Estates MHC LLC, North Side MHC LLC, and Timber View LLC for the purchase of three manufactured housing communities located in Statesville, North Carolina, Thomasville, North Carolina, and Trinity, North Carolina, respectively, consisting of 122 sites on approximately 74 acres for a total purchase price of $5,350,000. As of the date of this report, acquisition of this community has not yet occurred.

Impact of Coronavirus Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. On March 11, 2020, the World Health Organization declared the outbreak a pandemic, and on March 13, 2020, the United States declared a national emergency.

Some states and cities, including some where the Company’s properties are located, reacted by instituting quarantines, restrictions on travel, “stay at home” rules and restrictions on the types of businesses that may continue to operate and is what capacity, as well as guidance in response to the pandemic and the need to contain it.

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

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table sets forth key components of our results of operations during the three months ended March 31, 2022 and 2021, both in dollars and as a percentage of our revenues.

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$3,040,022	99.51%	$1,663,681	97.53%
Property sales	15,000	0.49%	42,182	2.47%
Total revenues	3,055,022	100.00%	1,705,863	100.00%
Community operating expenses
Repair and maintenance	221,019	7.23%	107,796	6.32%
Real estate taxes	180,829	5.92%	142,395	8.35%
Utilities	235,895	7.72%	156,987	9.20%
Insurance	60,298	1.97%	27,788	1.63%
General and administrative expense	376,196	12.31%	145,008	8.50%
Total community operating expenses	1,074,237	35.16%	579,974	34.00%
Corporate payroll and overhead	909,078	29.76%	580,734	34.04%
Depreciation expense	759,704	24.87%	441,623	25.89%
Interest expense	1,101,693	36.06%	446,048	26.15%
Refinancing costs	-	0.00%	16,675	0.98%
Total expenses	3,844,712	125.85%	2,065,054	121.06%
Net loss	$(789,690)	(25.84)%	$(359,191)	(21.06)%
Net loss attributable to non-controlling interest Variable interest entity share of net income (loss)	(159,570)	(5.22)%	55,085	3.23%
Net loss attributable to common shareholders	(630,120)	(20.63)%	(414,276)	(24.29)%
Preferred stock dividends and put option value accretion	548,210	17.94%	529,540	31.04%
Net loss attributable to common stockholders	$(1,178,330)	(38.57)%	$(943,816)	(55.33)%

Revenues. For the three months ended March 31, 2022, we earned total revenues of $3,055,022, as compared to $1,705,863 for the three months ended March 31, 2021, an increase of $1,349,159, or 79.09%. The increase in revenues between the periods was primarily due to $1,109,834 of rental income from the acquisition of twenty-four manufactured housing communities during 2021 that occurred on or subsequent to March 31, 2021. The remaining increase was due to occupancy and rental rate increases.

Community Operating Expenses. For the three months ended March 31, 2022, we incurred total community operating expenses of $1,074,237, as compared to $579,974 for the three months ended March 31, 2021, an increase of $494,263, or 85.22%. The increase in community operating expenses was primarily due to additional expenses associated with the twenty-four properties acquired on or subsequent to March 31, 2021. We incurred additional repairs and maintenance, insurance, and real estate tax expenses and we hired additional on-site maintenance staff at several of our new parks to help us to increase efficiencies and decrease contract labor costs.

Corporate Payroll and Overhead Expenses. For the three months ended March 31, 2022, we incurred corporate payroll and overhead expenses of $909,078, as compared to $580,734 for the three months ended March 31, 2021, an increase of $328,344, or 56.54%. This increase was primarily due to increased payroll including corporate salaries and benefits expense of $185,015 and an increase in stock compensation expense of $49,114 due to hiring additional personnel to support our growth, approximately $78,000 of additional marketing and travel expenses, and $59,486 of pursuit costs written off in relation to abandoned potential acquisitions.

Depreciation Expense. For the three months ended March 31, 2022, we recorded depreciation of $759,704, as compared to $441,623 for the three months ended March 31, 2021, an increase of $318,081 or 72.03%. The increase in depreciation was driven by approximately $295,000 related to the acquisition of depreciable assets in twenty-four manufactured housing communities on or subsequent to March 31, 2021. The remaining increase was due to depreciation of capital improvement projects completed subsequent to March 31, 2021, such as home renovations and new home installations.

Interest Expense. For the three months ended March 31, 2022, we incurred interest expense of $1,101,693, as compared to $446,048 for the three months ended March 31, 2021, an increase of $655,645, or 146.99%. The increase was primarily due to $316,990 of interest on additional debt incurred to acquire new properties and new homes on or subsequent to March 31, 2021, $81,293 of interest on the related party notes issued during the fourth quarter of 2021 described below, and $135,145 of dividends to preferred stockholders, which are included in interest expense given the liability treatment of the mandatorily redeemable Series C Preferred Stock.

Net Loss. The factors described above resulted in a net loss of $789,690 for the three months ended March 31, 2022, as compared to $359,191 for the three months ended March 31, 2021, an increase of $430,499, or 119.85%.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $2,096,699, including restricted cash of $754,079. In addition to cash generated through operations, we use a variety of sources to fund our cash needs, including acquisitions and sales of properties. We intend to continue to increase our real estate investments. Our business plan includes acquiring communities that yield more than our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. Our ability to continue acquiring communities are dependent on our ability to raise capital. There is no guarantee that any of these additional opportunities will materialize or that we will be able to take advantage of such opportunities. The growth of our real estate portfolio depends on the availability of suitable properties which meet our investment criteria and appropriate financing.

We will require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives. We believe that our current available cash along with anticipated revenues is sufficient to meet our cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all.

We plan to meet our short-term liquidity requirements for the next twelve months, generally through available cash as well as cash provided by operating activities and with funds available to us under the existing $1.5 million revolving note described below.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$(101,818)	$946,181
Net cash used in investing activities	(2,029,556)	(307,994)
Net cash provided by financing activities	2,121,744	672,904
Net increase (decrease) in cash and cash equivalents	(9,630)	1,311,091
Cash and cash equivalents at beginning of period	2,106,329	1,988,857
Cash and cash equivalent at end of period	$2,096,699	$3,299,948

Net cash used in operating activities was $101,818 for the three months ended March 31, 2022, as compared to $946,181 net cash provided by operating activities for the three months ended March 31, 2021. For the three months ended March 31, 2022, the net loss of $789,690 and decrease in accrued liabilities of $728,086 related to the payment of accrued 2021 employee bonuses, guarantee fees, and real estate taxes in January 2022, offset by depreciation in the amount of $759,704, amortization of debt issuance costs in the amount of $162,328, and a decrease in other assets of $269,602 were the primary drivers of the net cash used in operating activities. For the three months ended March 31, 2021, the net loss of $359,191, offset by depreciation in the amount of $441,623 and an increase in accrued liabilities in the amount of $1,162,968 due to accruing for real estate taxes and the acquisition of Golden Isles, a decrease in accounts payable in the amount of $706,920, and an increase in other assets in the amount of $257,635 were the primary drivers of the net cash provided by operating activities.

Net cash used in investing activities was $2,029,556 for the three months ended March 31, 2022, as compared to $307,994 for the three months ended March 31, 2021. Net cash used in investing activities for the three months ended March 31, 2022 consisted of purchase of investment properties in the amount of $1,050,000 and payment of related acquisition costs of $163,578, as well as cash paid for capital improvements in the amount of $764,907 and cash paid for advanced pursuit costs and deposits of $66,071. Net cash used in investing activities for the three months ended March 31, 2021 consisted of capital improvements in the amount of $307,994.

Net cash provided by financing activities was $2,121,744 for the three months ended March 31, 2022, as compared to $672,904 net cash provided by financing activities for the three months ended March 31, 2021. For the three months ended March 31, 2022, net cash provided by financing activities consisted primarily of proceeds from issuance of preferred stock of $4,289,444 and proceeds from related party line of credit of $700,000, offset by repayment of notes payable of $199,464, payment of mortgage costs and financing costs recorded as debt discount of $847,499, and Series A and Series B Preferred Stock dividends of $242,785. The Company repaid the Charlotte 3 Park MHP LLC note payable of $1,500,000 on March 1, 2022. This community was subsequently refinanced on April 14, 2022. For the three months ended March 31, 2021, net cash provided by financing activities consisted primarily of Series A and Series B Preferred Stock dividends of $225,576 and payment of mortgage costs recorded as debt discount of $121,375, offset by proceeds from issuance of preferred stock of $1,087,485.

Current Regulation A Offering

On June 11, 2021, we launched a new offering under Regulation A of Section 3(6) of the Securities Act for Tier 2 offerings, pursuant to which we are offering up to 47,000 shares of Series C Preferred Stock at an offering price of $1,000 per share for a maximum offering amount of $47 million.

During the three months ended March 31, 2022, the Company sold an aggregate of 4,293 shares of Series C Preferred Stock for total gross proceeds of $4,289,444. After deducting a placement fee and other expenses, the Company received net proceeds of $4,004,110.

Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities and mobile homes. The interest rates on these promissory notes range from 3.250% to 5.875% with 5 to 30 years principal amortization. Three of the promissory notes had an initial 12 month, six have an initial 24 month, six have an initial 36 month, one has an initial 60 month, and one promissory note has a 180-month period of interest only payments. The promissory notes are secured by the real estate assets and twenty notes totaling $43,602,376 are guaranteed by Raymond M. Gee.

As of March 31, 2022, the outstanding balance on these notes was $53,456,310. The following are the terms of these notes:

	Maturity Date	Interest Rate	Balance March 31, 2022	Balance December 31, 2021
Pecan Grove MHP LLC	02/22/29	5.250%	$2,951,049	$2,969,250
Azalea MHP LLC	03/01/29	5.400%	813,683	790,481
Holly Faye MHP LLC	03/01/29	5.400%	549,485	579,825
Chatham MHP LLC	04/01/24	5.875%	1,689,459	1,698,800
Lakeview MHP LLC	03/01/29	5.400%	1,796,163	1,805,569
B&D MHP LLC	05/02/29	5.500%	1,765,818	1,779,439
Hunt Club MHP LLC	01/01/33	3.430%	2,386,572	2,398,689
Crestview MHP LLC	12/31/30	3.250%	4,649,631	4,682,508
Maple Hills MHP LLC	12/01/30	3.250%	2,324,815	2,341,254
Springlake MHP LLC	12/10/26	4.750%	4,016,250	4,016,250
ARC MHP LLC	01/01/30	5.500%	3,790,188	3,809,742
Countryside MHP LLC	03/20/50	5.500%	1,675,929	1,684,100
Evergreen MHP LLC	04/01/32	3.990%	1,109,917	1,115,261
Golden Isles MHP LLC	03/31/26	4.000%	787,500	787,500
Anderson MHP LLC*	07/10/26	5.210%	2,153,807	2,153,807
Capital View MHP LLC*	09/10/26	5.390%	817,064	817,064
Hidden Oaks MHP LLC*	09/10/26	5.330%	823,440	823,440
North Raleigh MHP LLC	11/01/26	4.750%	5,276,246	5,304,409
Charlotte 3 Park MHP LLC (Dixie, Driftwood, Meadowbrook)(1)	03/01/22	5.000%	-	1,500,000
Carolinas 4 MHP LLC (Asheboro, Morganton)*	01/10/27	5.300%	3,105,070	3,105,070
Sunnyland MHP LLC*	02/10/27	5.370%	1,123,980	-
Warrenville MHP LLC*	03/10/27	5.590%	1,218,870	-
Gvest Finance LLC (B&D homes)	05/01/24	5.000%	644,510	657,357
Gvest Finance LLC (Countryside homes)	03/20/50	5.500%	1,281,595	1,287,843
Gvest Finance LLC (Golden Isles homes)	03/31/36	4.000%	787,500	787,500
Gvest Anderson Homes LLC*	07/10/26	5.210%	2,006,193	2,006,193
Gvest Capital View Homes LLC*	09/10/26	5.390%	342,936	342,936
Gvest Hidden Oaks Homes LLC*	09/10/26	5.330%	416,560	416,560
Gvest Carolinas 4 Homes LLC (Asheboro, Morganton)*	01/10/27	5.300%	1,294,930	1,294,930
Gvest Sunnyland Homes LLC*	02/10/27	5.370%	636,020	-
Gvest Warrenville Homes LLC*	03/10/27	5.590%	1,221,130	-
Total Notes Payable			53,456,310	50,955,777
Discount Direct Lender Fees			(2,229,776)	(2,064,294)
Total Net of Discount			$51,226,534	$48,891,483

(1)	The Company repaid the Charlotte 3 Park MHP LLC note payable of $1,500,000 on March 1, 2022. This community was refinanced on April 14, 2022 with a different lender. See Subsequent Event Note 9.

*	The notes indicated above are subject to certain financial covenants.

Lines of Credit – Variable Interest Entities

Facility	Borrower	Community	Maturity Date	Interest Rate	Maximum Credit Limit	Balance March 31, 2022	Balance December 31, 2021
Occupied Home Facility[1]	Gvest Homes I LLC	ARC, Crestview, Maple	01/01/30	8.375%	$20,000,000	$2,507,435	$2,517,620
Multi-Community Rental Home Facility	Gvest Finance LLC	ARC	12/17/31	Greater of 3.25% or Prime, + 375 bps	$4,000,000	$819,376	$838,000
Multi-Community Floorplan Home Facility(1), (2)	Gvest Finance LLC	Golden Isles, Springlake, Sunnyland, Crestview	Various(3)	LIBOR + 6 – 8% based on days outstanding	$2,000,000	$1,528,669	$1,104,255
Springlake Home Facility(2)	Gvest Finance LLC	Springlake	12/10/26	6.75%	$3,300,000	$1,892,482	$1,892,481
Total Lines of Credit - VIEs						$6,747,962	$6,352,356
Discount Direct Lender Fees						$(166,504)	$(151,749)
Total Net of Discount						$6,581,458	$6,200,607

(1)	During the three months ended March 31, 2022, the Company drew down $19,145 related to the Occupied Home Facility and $424,414 related to the Multi-Community Floorplan Home Facility.

(2)	Payments on the Multi-Community Floorplan Home Facility advances are interest only until each advance is paid off or transferred to the Multi-Community Rental Home Facility and payments on the Springlake Home Facility are interest only for the first six months.

(3)	The maturity date of the of the Multi-Community Floorplan Line of Credit will vary based on each statement of financial transaction (“SOFT”), a report identifying the funded homes and the applicable financial terms.

The agreements for each of the above line of credit facilities require the maintenance of certain financial ratios or other affirmative and negative covenants. All the above line of credit facilities are guaranteed by Raymond M. Gee.

Metrolina Promissory Note

On October 22, 2021, the Company issued a promissory note to Metrolina Loan Holdings, LLC (“Metrolina”), a significant stockholder, in the principal amount of $1,500,000. The note bears interest at a rate of 18% per annum and matures on April 1, 2023. During the first six months of the note, any prepayment would require the Company to pay a yield maintenance fee equal to six months of interest. Thereafter, the loan may be prepaid at any time without penalty or fee. The note is guaranteed by Raymond M. Gee. As of March 31, 2022 and December 31, 2021, the balance on this note was $1,500,000. During the three months ended March 31, 2022 and 2021, interest expense totaled $66,575 and $0, respectively.

Raymond M. Gee Revolving Promissory Note

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, pursuant to which the Company could borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. In September 2020, the Company paid off the full balance; however, the line of credit remained available to the Company until it was cancelled in December 2021. As of March 31, 2022 and December 31, 2021, the outstanding balance on this note was $0.

Gvest Revolving Promissory Note

On December 27, 2021, the Company issued a revolving promissory note to Gvest Real Estate Capital, LLC, an entity whose sole owner is Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 on a revolving basis for working capital or acquisition purposes. On the same date, the Company borrowed $150,000. During the three months ended March 31, 2022, the Company borrowed an additional $700,000. As of March 31, 2022 and December 31, 2021, the outstanding balance on this note was $850,000 and $150,000, respectively. This note has a five-year term and is interest-only based on an 15% annual rate through the maturity date and is unsecured. During the three months ended March 31, 2022 and 2021, interest expense totaled $14,718 and $0, respectively. The outstanding principal and accrued interest balance on this note was repaid on April 15, 2022.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements.

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

Our revenues primarily consist of rental revenues and tenant fee income. We have the following revenue sources and revenue recognition policies:

●	Rental revenues include revenues from the leasing land lot or a combination of both, the mobile home and land at our properties to tenants.

●	Revenues from the leasing of land lot or a combination of both, the mobile home and land at our properties to tenants include (i) lease components, including land lot or a combination of both, the mobile home and land, and (ii) reimbursement of utilities and account for the components as a single lease component in accordance with ASC 842.

●	Revenues derived from fixed lease payments are recognized on a straight-line basis over the non-cancelable period of the lease. We commence rental revenue recognition when the underlying asset is available for use by the lessee. Revenue derived from the reimbursement of utilities are generally recognized in the same period as the related expenses are incurred. Our leases are month-to-month.

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

Variable Interest Entities. In December 2020, the Company entered into a property management agreement with Gvest Finance LLC, a company owned and controlled by the Company’s parent company, Gvest Real Estate Capital LLC, an entity whose sole owner is Raymond M. Gee, the Company’s chairman and chief executive officer, and has subsequently entered into property management agreements with Gvest Homes I LLC, Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Springlake Homes LLC, Gvest Carolinas 4 Homes LLC, Gvest Sunnyland Home LLC and Gvest Warrenville Homes LLC, which are wholly owned subsidiaries of Gvest Finance LLC. Under the property management agreements, the Company manages the homes owned by the VIEs and the VIEs remit to the Company all income, less any sums paid out for debt service plus 5% of the debt service payment.

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

Investment Property and Equipment and Depreciation. Investment real property and equipment are carried at cost. Depreciation of buildings, improvements to sites and buildings, rental homes, equipment, and vehicles is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 3 to 25 years). Land development costs are not depreciated until they are put in use, at which time they are capitalized as land improvements. Interest Expense pertaining to Land Development Costs are capitalized. Maintenance and Repairs are charged to expense as incurred and improvements are capitalized. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the financial statement and any gain or loss is reflected in the current period’s results of operations.

Impairment Policy. We apply FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. After the date we determine a property is held for disposition, depreciation expense is not recorded. There was no impairment during the three months ended March 31, 2022 and 2021.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2022. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and further referenced below, which we are still in the process of remediating as of March 31, 2022, our disclosure controls and procedures were not effective.

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022, our management identified the following material weaknesses:

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

There were no changes in our internal controls over financial reporting during the first quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the three months ended March 31, 2022 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three months ended March 31, 2022, we did not repurchase any shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal year 2022 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed on April 19, 2018)
3.2	Certificate of Designation of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 2.2 to the Offering Statement on Form 1-A filed on May 9, 2019)
3.3	Certificate of Designation of Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 5, 2019)
3.4	Amended and Restated Certificate of Designation of Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed on November 15, 2021)
3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on April 19, 2018)
10.1	Purchase and Sale Agreement, dated November 3, 2021, between MHP Pursuits LLC and Billie Jean Faust (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 30, 2022)
10.2	Assignment of Purchase and Sale Agreement, dated January 27, 2022, between MHP Pursuits LLC, Sunnyland MHP LLC, and Gvest Sunnyland Homes LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 30, 2022)
10.3	Loan Agreement, dated January 31, 2022, between Sunnyland MHP LLC, Gvest Sunnyland Homes LLC, and Vanderbilt Mortgage and Finance Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 30, 2022)
10.4	Promissory Note, dated January 31, 2022, between Sunnyland MHP LLC, Gvest Sunnyland Homes LLC, and Vanderbilt Mortgage and Finance Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 30, 2022)
10.5	Deed of Trust, dated January 31, 2022, between Sunnyland MHP LLC and Billie Jean Faust (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on March 30, 2022)
10.6	Security Agreement and Assignment of Rents, dated January 31, 2022, between Gvest Sunnyland Homes LLC and Vanderbilt Mortgage and Finance Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on March 30, 2022)
10.7	Assignment of Ownership Interests, dated January 31, 2022, between Manufactured Housing Properties Inc. and Vanderbilt Mortgage and Finance Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on March 30, 2022)
10.8	Purchase and Sale Agreement, dated November 18, 2021, between MHP Pursuits LLC, R&S Properties LLC, and Piney Heights LLC (incorporated by reference to Exhibit 6.23 to the Amended Offering Statement on Form 1-A/A filed on April 13, 2022)
10.9	First Amendment to Purchase and Sale Agreement, dated March 9, 2022, between MHP Pursuits LLC, R&S Properties LLC, and Piney Heights LLC (incorporated by reference to Exhibit 6.24 to the Amended Offering Statement on Form 1-A/A filed on April 13, 2022)
10.10	Assignment of Purchase and Sale Agreement, dated March 31, 2022, between MHP Pursuits LLC, Warrenville MHP LLC, and Gvest Warrenville Homes LLC (incorporated by reference to Exhibit 6.25 to the Amended Offering Statement on Form 1-A/A filed on April 13, 2022)

10.11	Loan Agreement, dated March 31, 2022, between Warrenville MHP LLC and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 6.99 to the Amended Offering Statement on Form 1-A/A filed on April 13, 2022)
10.12	Promissory Note, dated March 31, 2022, between Warrenville MHP LLC and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 6.100 to the Amended Offering Statement on Form 1-A/A filed on April 13, 2022)
10.13	Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, dated March 31, 2022, between Warrenville MHP LLC and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 6.101 to the Amended Offering Statement on Form 1-A/A filed on April 13, 2022)
10.14	Security Agreement and Assignment of Rents, dated March 31 2022, between Gvest Warrenville Homes LLC and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 6.102 to the Amended Offering Statement on Form 1-A/A filed on April 13, 2022)
10.15	Assignment of Ownership Interests, dated March 31, 2022, between Manufactured Housing Properties Inc. and Vanderbilt Mortgage and Finance, Inc. (incorporated by reference to Exhibit 6.103 to the Amended Offering Statement on Form 1-A/A filed on April 13, 2022)
10.16*	Modification Agreement, dated March 29, 2022, between Springlake MHP LLC, Manufactured Housing Properties Inc, and First Bank
10.17*	Modification Agreement, dated March 29, 2022, between Gvest Springlake Homes LLC, Gvest Finance LLC, and First Bank
10.18*	Amended and Restated Promissory Note, dated March 29, 2022, between Gvest Springlake Homes LLC, Gvest Finance LLC, and First Bank
10.19*	Amended and Restated Guaranty, dated March 29, 2022, between Gvest Finance LLC and First Bank
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2022	MANUFACTURED HOUSING PROPERTIES INC.

/s/ Raymond M. Gee
	Name:	Raymond M. Gee
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Chelsea H. Gee
	Name:	Chelsea H. Gee
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)