Form 10-Q
period 2022-06-30
MANUFACTURED HOUSING PROPERTIES INC.
filed 2022-08-16
CIK 1277998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

As of August 12, 2022, there were 12,462,013 common shares of the registrant issued and outstanding.

Manufactured Housing Properties Inc.

Quarterly Report on Form 10-Q

Period Ended June 30, 2022

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MANUFACTURED HOUSING PROPERTIES INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Investment Property
Land	$22,508,158	$18,854,760
Site and Land Improvements	37,703,886	35,133,079
Buildings and Improvements	19,730,527	14,666,296
Construction in Process	2,943,578	3,030,456
Total Investment Property	82,886,149	71,684,591
Accumulated Depreciation	(6,390,849)	(4,832,300)
Net Investment Property	76,495,300	66,852,291
Cash and Cash Equivalents, including restricted cash of $810,280 and $705,195, respectively	3,070,280	2,106,329
Accounts Receivable	287,284	175,955
Other Assets	2,430,053	913,205
TOTAL ASSETS	$82,282,917	$70,047,780

Liabilities
Accounts Payable	$679,600	$477,484
Notes Payable, net of $2,390,363 and $2,064,294 debt discount, respectively	52,723,981	48,891,483
Lines of Credit – Variable Interest Entity, net of $173,508 and $151,749 debt discount, respectively	7,787,643	6,200,607
Lines of Credit – Related Party	4,000,000	150,000
Note Payable – Related Party	1,500,000	1,500,000
Accrued Liabilities including amounts due to related parties of $9,250 and $250,000, respectively	547,575	1,235,001
Tenant Security Deposits	810,280	705,195
Series C Redeemable Preferred Stock, par value $0.01 per share; 47,000 shares authorized; 12,037 and 5,734 shares issued and outstanding; redemption value $12,036,900 and $5,734,400 as of June 30, 2022 and December 31, 2021, respectively	11,168,125	5,214,370
Total Liabilities	79,217,204	64,374,140

Commitments and Contingencies (See note 6)

Redeemable Preferred Stock – subject to redemption
Series A Cumulative Redeemable Convertible Preferred Stock, par value $0.01 per share; 4,000,000 shares authorized; 1,886,000 shares issued and outstanding; redemption value $7,072,500 as of June 30, 2022 and December 31, 2021	6,077,521	5,841,771
Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized; 758,551 shares issued and outstanding; redemption value $11,378,265 as of June 30, 2022 and December 31, 2021	8,887,102	8,518,594

Deficit
Common Stock, par value $0.01 per share; 200,000,000 shares authorized; 12,412,013 and 12,403,680 shares are issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	124,120	124,037
Additional Paid in Capital	(4,179,314)	(3,160,712)
Accumulated Deficit	(6,395,718)	(4,672,537)
Total Manufactured Housing Properties Inc. Deficit	(10,450,912)	(7,709,212)
Non-controlling interest in Variable Interest Entities	(1,447,998)	(977,513)
Total Deficit	(11,898,910)	(8,686,725)
TOTAL LIABILITIES AND DEFICIT	$82,282,917	$70,047,780

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Rental and related income	$3,283,777	$1,776,377	$6,323,799	$3,440,058
Gross revenues from home sales	87,594	23,061	102,594	65,244
Total revenues	3,371,371	1,799,438	6,426,393	3,505,302

Community operating expenses
Repair and maintenance	327,265	115,394	515,819	223,190
Real estate taxes	217,093	56,846	397,922	199,240
Utilities	239,985	142,325	475,880	299,312
Insurance	78,999	40,609	139,297	68,397
General and administrative expense	405,044	159,112	781,240	304,122
Total community operating expenses	1,268,386	514,286	2,310,158	1,094,261

Corporate payroll and overhead	1,254,918	583,733	2,163,996	1,164,467
Depreciation expense	818,975	462,042	1,578,679	903,665
Interest expense	1,235,048	447,306	2,336,741	893,354
Refinancing costs	15,751	-	15,751	16,675
Cost of home sales	122,269	-	154,734	-
Total expenses	4,715,347	2,007,367	8,560,059	4,072,422
Other income	-	139,300	-	139,300
Net loss before provision for income taxes	(1,343,976)	(68,629)	(2,133,666)	(427,820)
Provision for income taxes	-	-	-	-
Net loss	$(1,343,976)	$(68,629)	$(2,133,666)	$(427,820)

Net income (loss) attributable to non-controlling interest variable interest entities	(250,915)	118,348	(410,485)	173,433
Net income (loss) attributable to Manufactured Housing Properties, Inc.	(1,093,061)	(186,977)	(1,723,181)	(601,253)
Preferred stock dividends and put option value accretion
Series A preferred dividends	94,300	91,000	188,600	187,167
Series A preferred put option value accretion	117,875	118,125	235,746	236,250
Series B preferred dividends	151,785	146,322	303,570	275,731
Series B preferred put option value accretion	184,254	184,687	368,508	370,526
Total preferred stock dividends and put option value accretion	548,214	540,134	1,096,424	1,069,674
Net loss attributable to common stockholders	$(1,641,275)	$(727,111)	$(2,819,605)	$(1,670,927)

Weighted average shares - basic and fully diluted	12,835,977	12,923,355	12,833,928	12,921,463

Net loss per share – basic and fully diluted	$(0.13)	$(0.06)	$(0.22)	$(0.13)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	COMMON STOCK		ADDITIONAL		TOTAL MANUFACTURED	NON
	SHARES	PAR VALUE	PAID IN CAPITAL	ACCUMULATED DEFICIT	HOUSING PROPERTIES INC.	CONTROLLING INTEREST	DEFICIT
Balance at January 1, 2021	12,398,580	$124,016	$(1,052,611)	(3,574,194)	$(4,502,789)	$(419,275)	$(4,922,064)
Stock option expense	-	-	646	-	646	-	646
Preferred shares Series A dividends	-	-	(96,167)	-	(96,167)	-	(96,167)
Preferred shares Series A put option value accretion	-	-	(118,125)	-	(118,125)	-	(118,125)
Preferred shares Series B dividends	-	-	(129,409)	-	(129,409)	-	(129,409)
Preferred shares Series B put option value accretion	-	-	(185,839)	-	(185,839)	-	(185,839)
Common Stock issuance to preferred share holders	5,100	51	1,326	-	1,377	-	1,377
Contributions to VIE	-	-	-	-	-	12,371	12,371
Distributions from VIE	-	-	-	-	-	(20,000)	(20,000)
Net loss	-	-	-	(414,276)	(414,276)	55,085	(359,191)
Balance at March 31, 2021	12,403,680	$124,067	$(1,580,179)	$(3,988,470)	$(5,444,582)	$(371,819)	$(5,816,401)
Stock option expense	-	-	37,171	-	37,171	-	37,171
Preferred shares Series A dividends	-	-	(91,000)	-	(91,000)	-	(91,000)
Preferred shares Series A put option value accretion	-	-	(118,125)	-	(118,125)	-	(118,125)
Preferred shares Series B dividends	-	-	(146,322)	-	(146,322)	-	(146,322)
Preferred shares Series B put option value accretion	-	-	(184,687)	-	(184,687)	-	(184,687)
Distributions from VIE	-	-	-	-	-	(30,000)	(30,000)
Net Income (Loss)	-	-	-	(186,977)	(186,977)	118,348	(68,629)
Balance at June 30, 2021	12,403,680	$124,067	$(2,083,142)	$(4,175,447)	$(6,134,522)	$(283,471)	$(6,417,993)

Balance at January 1, 2022	12,403,680	$124,037	$(3,160,712)	$(4,672,537)	$(7,709,212)	$(977,513)	$(8,686,725)
Stock option expense	-	-	49,760	-	49,760	-	49,760
Preferred shares Series A dividends	-	-	(94,300)	-	(94,300)	-	(94,300)
Preferred shares Series A put option value accretion	-	-	(117,871)	-	(117,871)	-	(117,871)
Preferred shares Series B dividends	-	-	(151,785)	-	(151,785)	-	(151,785)
Preferred shares Series B put option value accretion	-	-	(184,254)	-	(184,254)	-	(184,254)
Distributions from VIE	-	-	-	-	-	(30,000)	(30,000)
Net Loss	-	-	-	(630,120)	(630,120)	(159,570)	(789,690)
Balance at March 31, 2022	12,403,680	$124,037	$(3,659,162)	$(5,302,657)	$(8,837,782)	$(1,167,083)	$(10,004,865)
Stock option expense	-	-	28,062	-	28,062	-	28,062
Common Stock issued through stock options	8,333	83	-	-	83	-	83
Preferred shares Series A dividends	-	-	(94,300)	-	(94,300)	-	(94,300)
Preferred shares Series A put option value accretion	-	-	(117,875)	-	(117,875)	-	(117,875)
Preferred shares Series B dividends	-	-	(151,785)	-	(151,785)	-	(151,785)
Preferred shares Series B put option value accretion	-	-	(184,254)	-	(184,254)	-	(184,254)
Distributions from VIE	-	-	-	-	-	(30,000)	(30,000)
Net Income (Loss)	-	-	-	(1,093,061)	(1,093,061)	(250,915)	(1,343,976)
Balance at June 30, 2022	12,412,013	$124,120	$(4,179,314)	$(6,395,718)	$(10,450,912)	$(1,447,998)	$(11,898,910)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net Loss	$(2,133,666)	$(427,820)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock option expense	77,822	37,817
Amortization of debt discount	306,230	79,835
Write off debt issuance costs recorded as debt discount	15,751	56,691
Write off acquisition and development pursuit costs	60,759	-
Gain on debt extinguishment	-	(139,300)
Loss on sale of homes	52,140	-
Depreciation	1,578,679	903,665
Changes in operating assets and liabilities:
Accounts receivable	(111,329)	(10,588)
Other assets	316,864	691,910
Accounts payable	202,116	42,181
Tenant security deposits	105,085	65,641
Accrued liabilities	(444,026)	37,232
Net Cash Provided by Operating Activities	26,425	1,337,264
Cash Flows from Investing Activities:
Capital improvements	(1,507,382)	(697,769)
Proceeds from sales of homes	102,594	65,244
Purchases of investment properties	(3,697,135)	(750,000)
Payment of pursuit costs	(113,964)	-
Payment of acquisition costs	(296,170)	-
Net Cash Used in Investing Activities	(5,512,057)	(1,382,525)
Cash Flows from Financing Activities:
Proceeds from lines of credit, related party	4,700,000
Repayment of note payable – lines of credit, related party	(850,000)	-
Proceeds from notes payable	1,875,000	-
Repayment of notes payable	(1,916,434)	(292,698)
Proceeds from lines of credit - VIEs	596,563	-
Repayment of lines of credit - VIEs	(682,646)	-
Proceeds from exercise of options	83	-
Proceeds from issuance of preferred stock	6,297,617	1,087,485
Payment of debt costs and Series C Preferred Stock costs recorded as debt discount	(1,263,667)	(128,052)
Fees paid in advance for debt	(1,761,363)	-
Series A and Series B Preferred share dividends	(485,570)	(462,898)
Contribution to VIE	-	12,371
Distributions from VIE	(60,000)	(50,000)
Net Cash Provided by Financing Activities	6,449,583	166,208
Net change in cash, cash equivalents and restricted cash	963,951	120,947
Cash, cash equivalents and restricted cash at beginning of the period	2,106,329	1,988,857
Cash, cash equivalents and restricted cash at end of the period	$3,070,280	$2,109,804
Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$2,260,000	$1,705,011
Restricted cash	810,280	404,793
Total	$3,070,280	$2,109,804
Cash, cash equivalents and restricted cash consist of the following:
Beginning of period
Cash and cash equivalents	$1,401,134	$1,649,705
Restricted cash	705,195	339,152
Total	$2,106,329	$1,988,857
Cash paid for:
Income Taxes	$-	$-
Interest	$1,448,072	$804,511
Series C Preferred share dividends included in interest expense	$275,137	$-
Non-Cash Investing and Financing Activities
Notes related to acquisitions	$5,875,735	$2,195,846
Non-cash Preferred stock accretion	$604,254	$606,776
Stock issued in connection with Series B Preferred Stock issuance	$-	$1,377

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The December 31, 2021 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2022. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

The Company’s formation of all subsidiaries and VIEs’ date of consolidation are as follows:

Name of Subsidiary	State of Formation	Date of Formation	Ownership
Pecan Grove MHP LLC	North Carolina	October 12, 2016	100%
Azalea MHP LLC	North Carolina	October 25, 2017	100%
Holly Faye MHP LLC	North Carolina	October 25, 2017	100%
Chatham Pines MHP LLC	North Carolina	October 31, 2017	100%
Maple Hills MHP LLC	North Carolina	October 31, 2017	100%
Lakeview MHP LLC	South Carolina	November 1, 2017	100%
MHP Pursuits LLC	North Carolina	January 31, 2019	100%
Mobile Home Rentals LLC	North Carolina	September 30, 2016	100%
Hunt Club MHP LLC	South Carolina	March 8, 2019	100%
B&D MHP LLC	South Carolina	April 4, 2019	100%
Crestview MHP LLC	North Carolina	June 28, 2019	100%
Springlake MHP LLC	Georgia	October 10, 2019	100%
ARC MHP LLC	South Carolina	November 13, 2019	100%
Countryside MHP LLC	South Carolina	March 12, 2020	100%
Evergreen MHP LLC	Tennessee	March 17, 2020	100%
Golden Isles MHP LLC	Georgia	March 16, 2021	100%
Anderson MHP LLC	South Carolina	June 2, 2021	100%
Capital View MHP LLC	South Carolina	August 6, 2021	100%
Hidden Oaks MHP LLC	South Carolina	August 6, 2021	100%
North Raleigh MHP LLC	North Carolina	September 16, 2021	100%
Carolinas 4 MHP LLC	North Carolina	November 30, 2021	100%
Charlotte 3 Park MHP LLC	North Carolina	December 10, 2021	100%
Sunnyland MHP LLC	Georgia	January 7, 2022	100%
Warrenville MHP LLC	South Carolina	February 15, 2022	100%
Solid Rock MHP LLC*	South Carolina	June 6, 2022	100%
Spaulding MHP LLC	Georgia	June 10, 2022	100%
Raeford MHP Development LLC	North Carolina	June 20, 2022	100%
Solid Rock MHP Homes LLC*	South Carolina	June 22, 2022	100%
Country Estates MHP LLC*	North Carolina	July 6, 2022	100%
Statesville MHP LLC*	North Carolina	July 6, 2022	100%
Timberview MHP LLC*	North Carolina	July 7, 2022	100%
Red Fox MHP LLC*	North Carolina	July 7, 2022	100%
Northview MHP LLC*	North Carolina	July 8, 2022	100%
Meadowbrook MHP LLC*	South Carolina	July 25, 2022	100%
Sunnyland 2 MHP LLC*	Georgia	July 27, 2022	100%
Dalton 3 MHP LLC*	Georgia	August 8, 2022	100%
Gvest Finance LLC	North Carolina	December 11, 2018	VIE
Gvest Homes I LLC	Delaware	November 9, 2020	VIE
Brainerd Place LLC	Delaware	February 24, 2021	VIE
Bull Creek LLC	Delaware	April 13, 2021	VIE
Gvest Anderson Homes LLC	Delaware	June 22, 2021	VIE
Gvest Capital View Homes LLC	Delaware	August 6, 2021	VIE
Gvest Hidden Oaks Homes LLC	Delaware	August 6, 2021	VIE
Gvest Springlake Homes LLC	Delaware	September 24, 2021	VIE
Gvest Carolinas 4 Homes LLC	Delaware	November 13, 2021	VIE
Gvest Sunnyland Homes LLC	Delaware	January 6, 2022	VIE
Gvest Warrenville Homes LLC	Delaware	February 14, 2022	VIE

*

During the three and six months ended June 30, 2022, there was no activity in Solid Rock MHP LLC, Solid Rock MHP Homes LLC, Red Fox MHP LLC, Meadowbrook MHP LLC, Sunnyland 2 MHP LLC, Country Estates MHP LLC, Northview MHP LLC, Statesville MHP LLC, Timberview MHP LLC, and Dalton 3 MHP LLC.

All intercompany transactions and balances have been eliminated in consolidation. The Company does not have a majority or minority interest in any other company, either consolidated or unconsolidated.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

The Company’s revenues primarily consist of rental revenues and other rental related fee income. The Company has the following revenue sources and revenue recognition policies:

●	Rental revenues include revenues from the leasing of land lot or a combination of both, the mobile home and land at our properties to tenants.

●	Revenues from the leasing of land lot or a combination of both, the mobile home and land at the Company’s properties to tenants include (i) lease components, including land lot or a combination of both, the mobile home and land, and (ii) reimbursement of utilities and account for the components as a single lease component in accordance with ASC 842.

●	Revenues derived from fixed lease payments are recognized on a straight-line basis over the non-cancelable period of the lease. The Company commences rental revenue recognition when the underlying asset is available for use by the lessee. Revenue derived from the reimbursement of utilities are generally recognized in the same period as the related expenses are incurred. The majority of the Company’s leases are month-to-month.

Revenue from sales of manufactured homes is recognized in accordance with the core principle of ASC 606, at the time of closing when control of the home transfers to the customer. After closing of the sale transaction, the Company generally has no remaining performance obligation.

Accounts Receivable

Accounts receivable consist primarily of amounts currently due from residents. Accounts receivable are reported in the balance sheet at outstanding principal adjusted for any charge-offs and allowance for losses. The Company records an allowance for bad debt when receivables are over 90 days old.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Variable Interest Entities

In December 2020, the Company entered into a property management agreement with Gvest Finance LLC, a company owned and controlled by the Company’s parent company, Gvest Real Estate Capital LLC, an entity whose sole owner is Raymond M. Gee, the Company’s chairman and chief executive officer, and has subsequently entered into property management agreements with Gvest Homes I LLC, Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Springlake Homes LLC, Gvest Carolinas 4 Homes LLC, Gvest Sunnyland Homes LLC and Gvest Warrenville Homes LLC, which are all wholly owned subsidiaries of Gvest Finance LLC. Under the property management agreements, the Company manages the homes owned by the VIEs and the VIEs remit to the Company all income, less any sums paid out for operational expenses and debt service but retain 5% of the debt service payment as a reserve.

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

For the six months ended June 30, 2022, the potentially dilutive penny options for the purchase of 428,176 shares of Common Stock were included in basic loss per share. Other securities outstanding as of June 30, 2022 not included in dilutive loss per share, as the effect would be anti-dilutive, were 1,886,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock, which are convertible into Common Stock for a total of 1,886,000 shares.

For the six months ended June 30, 2021, the potentially dilutive penny options for the purchase of 519,675 shares of Common Stock were included in basic loss per share. Other securities outstanding as of June 30, 2021 not included in dilutive loss per share, as the effect would be anti-dilutive, were 186,500 stock options and 1,890,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock, which were convertible into Common Stock for a total of 1,890,000 shares.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Impairment Policy

The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the three and six months ended June 30, 2022 and 2021.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash balances at banks and deposits at times may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially secure and, accordingly, minimal credit risk exists. At June 30, 2022 and December 31, 2021, the Company had approximately $1,830,000 and $763,000 above the FDIC-insured limit, respectively, including restricted cash held for tenant security deposits of $810,280 and $705,195, respectively.

Stock Based Compensation

All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable, the measurement date is the date the award is issued. The Company recorded stock option expense of $77,822 and $37,817 during the six months ended June 30, 2022 and 2021, respectively.

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

JUNE 30, 2022 AND 2021

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

The Company recognizes interest and penalties, if any, with income tax expense in the accompanying unaudited condensed consolidated statement of operations. As of June 30, 2022, and December 31, 2021, there were no such accrued interest or penalties.

Reclassifications

Certain amounts in the prior period presentation have been reclassified to conform with the current presentation. For the six months ended June 30, 2021, the Company reclassed $65,244 from cash used for capital improvements to proceeds from sale of homes within the net cash used in investing activities section of the unaudited condensed consolidated statement of cash flows.

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

The rules and restrictions put in place had a negative impact on the economy and business activity and may adversely impact the ability of the Company’s tenants, many of whom may be restricted in their ability to work, to pay their rent as and when due.   Enforcing the Company’s rights as landlord against tenants who fail to pay rent or otherwise do not comply with the terms of their leases may not be possible as many jurisdictions, including those where are properties are located, have established rules and/or regulations preventing us from evicting tenants for certain periods in response to the pandemic. If the Company is unable to enforce its rights as landlords, our business would be materially affected.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

NOTE 2 – VARIABLE INTEREST ENTITIES

During the six months ended June 30, 2022, Gvest Finance LLC formed two wholly owned subsidiaries, Gvest Sunnyland Homes LLC and Gvest Warrenville Homes LLC, both of which are considered VIEs. The Company consolidates the accounts of Gvest Finance LLC, Gvest Homes I LLC, Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Springlake Homes LLC, Gvest Carolinas 4 Homes LLC, Gvest Sunnyland Homes LLC, Gvest Warrenville Homes LLC, Brainerd Place LLC, and Bull Creek LLC and will continue to do so until they are no longer considered VIEs.

Included in the unaudited condensed consolidated results of operations for the three months ended June 30, 2022 and 2021 were net loss of $250,915 and net income of $118,348, respectively, after deducting an additional management fee equal to cash flow after debt service per the management agreement of $222,566 and $0, respectively.

Included in the unaudited condensed consolidated results of operations for the six months ended June 30, 2022 and 2021 were net loss of $410,485 and net income of $173,433, respectively, after deducting an additional management fee equal to cash flow after debt service per the management agreement of $305,579 and $0, respectively.

The consolidated balance sheets as of June 30, 2022 and December 31, 2021 included the following amounts related to the consolidated VIEs.

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investment Property	$18,613,820	$14,144,268
Accumulated Depreciation	(881,741)	(597,650)
Net Investment Property	17,732,079	13,546,618
Cash and Cash Equivalents	53,184	98,900
Accounts Receivable	95,882	60,506
Other Assets	244,108	158,920
Total Assets	$18,125,253	$13,864,944

Liabilities and Deficit
Accounts Payable	$250,317	$169,298
Notes Payable, net of 27,558 and $0 debt discount, respectively	8,557,022	6,793,319
Line of Credit, net of $173,508 and $151,749 debt discount, respectively	7,787,643	6,200,607
Accrued Liabilities*	2,978,269	1,679,233
Total Liabilities	19,573,251	14,842,457

Non-controlling Interest	(1,447,998)	(977,513)
Total Non-controlling Interest in Variable Interest Entities	(1,447,998)	(977,513)

*	Included in accrued liabilities is an intercompany balance of $2,859,303 and $1,515,715 as of June 30, 2022 and December 31, 2021, respectively. The intercompany balances have been eliminated on the consolidated balance sheet.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

NOTE 3 – INVESTMENT PROPERTY

The following table summarizes the Company’s property and equipment balances are generally used to depreciate the assets on a straight-line basis:

	June 30, 2022	December 31, 2021
	(Unaudited)
Investment Property
Land	$22,508,158	$18,854,760
Site and Land Improvements	37,703,886	35,133,079
Buildings and Improvements	19,730,527	14,666,296
Construction in Process	2,943,578	3,030,456
Total Investment Property	82,886,149	71,684,591
Accumulated Depreciation	(6,390,849)	(4,832,300)
Net Investment Property	$76,495,300	$66,852,291

Depreciation expense totaled $818,975 and $462,042 for the three months ended June 30, 2022 and 2021, respectively, and $1,578,679 and $903,665 for the six months ended June 30, 2022 and 2021, respectively.

During the six months ended June 30, 2022, Gvest Finance LLC, the Company’s VIE, purchased twenty-five new manufactured homes for approximately $1,300,000 for use in the Golden Isles, Springlake, Sunnyland, and Crestview communities. The majority of these recently purchased homes along with several new homes purchased during the first quarter of 2022 are not yet occupiable and still in the set-up phase as of June 30, 2022 and included in Construction in Process on the balance sheet as June 30, 2022.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

NOTE 4 – ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2022, the Company acquired four communities and one large parcel of undeveloped land. These were acquisitions from third parties and have been accounted for as asset acquisitions.

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

On June 17, 2022, the Company purchased a manufactured housing community located in Brunswick, Georgia consisting of 72 sites on approximately 17 acres for a total purchase price of $2,000,000. Spaulding MHP LLC purchased the land, land improvements, and homes.

On June 28, 2022, the Company, through its wholly owned subsidiary Raeford MHP Development LLC, purchased 62 acres of undeveloped land zoned for approximately 200 mobile home lots in Raeford, North Carolina, a town in the Fayetteville Metropolitan Statistical Area for a total purchase price of $650,000.

The Company entered into various purchase agreements during and after the year ended June 30, 2022 totaling an aggregate purchase price commitment of $21,738,000 which are inclusive of probable and non-probable acquisitions that have the potential to close at a future date. See Note 9 for more information about two community acquisitions that occurred subsequent to June 30, 2022.

During the six months ended June 30, 2021, the Company acquired one community located in Brunswick, Georgia consisting of 107 sites on approximately 17 acres for a total purchase price of $2,325,000. Golden Isles MHP LLC purchased the land and land improvements and the Company’s VIE, Gvest Finance LLC, purchased the homes. This was an acquisition from a third party and has been accounted for as an asset acquisition.

Acquisition Date	Name (number of communities)	Land	Improvements	Building	Total Purchase Price
March 2021	Golden Isles MHP	$1,050,000	$487,500	$-	$1,537,500
March 2021	Golden Isles Gvest	-	-	787,500	787,500
	Total Purchase Price	$1,050,000	$487,500	$787,500	$2,325,000
	Acquisition Costs	-	123,319	250	123,569
	Total Investment Property	$1,050,000	$610,819	$787,750	$2,448,569

January 2022	Sunnyland MHP	$672,400	$891,580	$-	$1,563,980
January 2022	Sunnyland Gvest	-	-	636,020	636,020
March 2022	Warrenville MHP (2)	975,397	853,473	-	1,828,870
March 2022	Warrenville Gvest (2)	-	-	1,221,130	1,221,130
June 2022	Spaulding MHP	1,217,635	304,409	477,956	2,000,000
June 2022	Raeford MHP Parcel	650,000	-	-	650,000
	Total Purchase Price	$3,515,432	$2,049,462	$2,335,106	$7,900,000
	Acquisition Costs	139,502	78,757	60,356	278,615
	Total Investment Property	$3,654,934	$2,128,219	$2,395,462	$8,178,615

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Pro-forma Financial Information

The following unaudited pro-forma information presents the combined results of operations for the three and six months ended June 30, 2022 as if all acquisitions of manufactured housing communities during the three and six months ended June 30, 2022, as well as several probable future acquisitions, had all occurred on January 1, 2022.

The below also presents the combined results of operations for the three and six months ended June 30, 2021 as if all acquisitions of manufactured housing communities during the year ended December 31, 2021 and during the three and six months ended June 30, 2022, as well as several probable future acquisitions, had all occurred on January 1, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022 Pro Forma	2021 Pro Forma	2022 Pro Forma	2021 Pro Forma
Revenue	$3,922,613	$3,633,142	$7,708,707	$7,270,337
Community operating expenses	1,535,595	1,348,137	2,912,618	2,806,577
Corporate payroll and overhead expenses	1,254,918	583,733	2,163,996	1,164,467
Depreciation expense	972,911	977,801	1,922,654	1,953,287
Interest expense	1,432,720	968,208	2,783,505	1,950,908
Refinance costs	15,751	-	15,751	16,675
Cost of home sales	122,269	-	154,734	-
Other income	-	139,300	-	139,300
Net income (loss)	(1,411,551)	(105,437)	(2,244,551)	(482,277)
Net income (loss) attributable to non-controlling interest	(250,915)	58,954	(425,107)	46,762
Net loss attributable to Manufactured Housing Properties, Inc	(1,160,636)	(164,391)	(1,819,444)	(529,039)
Preferred stock dividends / accretion	548,214	540,134	1,096,424	1,069,674
Net income (loss)	$(1,708,852)	$(704,525)	$(2,915,868)	$(1,598,713)
Net loss per share	$(0.13)	$(0.05)	$(0.23)	$(0.12)

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

NOTE 5 – PROMISSORY NOTES

Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities and mobile homes. The interest rates on these promissory notes range from 3.250% to 5.875% with 5 to 30 years principal amortization. Three of the promissory notes had an initial 12 month, one an initial 18 month, six an initial 24 month, six an initial 36 month, one an initial 60 month, and one promissory note a 180 month period of interest only payments. The promissory notes are secured by the real estate assets and twenty-one loans totaling $45,308,733 are guaranteed by Raymond M. Gee.

As of June 30, 2022, the outstanding balance on these notes was $55,114,344. The following are the terms of these notes:

	Maturity Date	Interest Rate	Balance June 30, 2022	Balance December 31, 2021
Pecan Grove MHP LLC	02/22/29	5.250%	$2,933,462	$2,969,250
Azalea MHP LLC	03/01/29	5.400%	811,027	790,481
Holly Faye MHP LLC	03/01/29	5.400%	546,753	579,825
Chatham MHP LLC	04/01/24	5.875%	1,679,979	1,698,800
Lakeview MHP LLC	03/01/29	5.400%	1,789,063	1,805,569
B&D MHP LLC	05/02/29	5.500%	1,755,502	1,779,439
Hunt Club MHP LLC	01/01/33	3.430%	2,374,578	2,398,689
Crestview MHP LLC	12/31/30	3.250%	4,617,309	4,682,508
Maple Hills MHP LLC	12/01/30	3.250%	2,308,655	2,341,254
Springlake MHP LLC	12/10/26	4.750%	4,016,250	4,016,250
ARC MHP LLC	01/01/30	5.500%	3,770,365	3,809,742
Countryside MHP LLC	03/20/50	5.500%	1,669,702	1,684,100
Evergreen MHP LLC	04/01/32	3.990%	1,104,642	1,115,261
Golden Isles MHP LLC	03/31/26	4.000%	787,500	787,500
Anderson MHP LLC*	07/10/26	5.210%	2,153,807	2,153,807
Capital View MHP LLC*	09/10/26	5.390%	817,064	817,064
Hidden Oaks MHP LLC*	09/10/26	5.330%	823,440	823,440
North Raleigh MHP LLC	11/01/26	4.750%	5,247,746	5,304,409
Charlotte 3 Park MHP LLC (Dixie, Driftwood, Meadowbrook)(1)	03/01/22	5.000%	-	1,500,000
Charlotte 3 Park MHP LLC (Dixie, Driftwood, Meadowbrook)*	11/01/28	4.250%	1,875,000	-
Carolinas 4 MHP LLC (Asheboro, Morganton)*	01/10/27	5.300%	3,105,070	3,105,070
Sunnyland MHP LLC*	02/10/27	5.370%	1,123,980	-
Warrenville MHP LLC*	03/10/27	5.590%	1,218,870	-
Gvest Finance LLC (B&D homes)	05/01/24	5.000%	634,733	657,357
Gvest Finance LLC (Countryside homes)	03/20/50	5.500%	1,276,834	1,287,843
Gvest Finance LLC (Golden Isles homes)	03/31/36	4.000%	787,500	787,500
Gvest Anderson Homes LLC*	07/10/26	5.210%	1,992,015	2,006,193
Gvest Capital View Homes LLC*	09/10/26	5.390%	342,936	342,936
Gvest Hidden Oaks Homes LLC*	09/10/26	5.330%	411,063	416,560
Gvest Carolinas 4 Homes LLC (Asheboro, Morganton)*	01/10/27	5.300%	1,282,349	1,294,930
Gvest Sunnyland Homes LLC*	02/10/27	5.370%	636,020	-
Gvest Warrenville Homes LLC*	03/10/27	5.590%	1,221,130	-
Total Notes Payable			$55,114,344	$50,955,777
Discount Direct Lender Fees			(2,390,363)	(2,064,294)
Total Net of Discount			$52,723,981	$48,891,483

(1)	The Company repaid the Charlotte 3 Park MHP LLC note payable of $1,500,000 on March 1, 2022 and recognized refinancing cost expense totaling $15,751. This community was refinanced on April 14, 2022 with a different lender and the Company capitalized $258,023 of debt issuance costs related to the new note.

*	The notes indicated above are subject to certain financial covenants.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Lines of Credit – Variable Interest Entities

Facility	Borrower	Community	Maturity Date	Interest Rate	Maximum Credit Limit	Balance June 30, 2022	Balance December 31, 2021
Occupied Home Facility(1)	Gvest Homes I LLC	ARC, Crestview, Maple	01/01/30	8.375%	$20,000,000	$2,484,999	$2,517,620
Multi-Community Rental Home Facility	Gvest Finance LLC	ARC, Golden Isles	Various (3)	Greater of 3.25% or Prime, + 375 bps	$4,000,000	$1,218,259	$838,000
Multi-Community Floorplan Home Facility(1)(2)	Gvest Finance LLC	Golden Isles, Springlake, Sunnyland, Crestview	Various (3)	LIBOR + 6 – 8% based on days outstanding	$2,000,000	$1,768,849	$1,104,255
Springlake Home Facility(2)	Gvest Finance LLC	Springlake	12/10/26	6.75%	$3,300,000	$2,489,044	$1,892,481
Total Lines of Credit - VIEs						$7,961,151	$6,352,356
Discount Direct Lender Fees						$(173,508)	$(151,749)
Total Net of Discount						$7,787,643	$6,200,607

(1)	During the six months ended June 30, 2022, the Company drew down $19,145 related to the Occupied Home Facility and $1,251,321 related to the Multi-Community Floorplan Home Facility and $414,578 was transferred from the Multi-Community Floorplan Home Facility to the Multi-Community Rental Home Facility as the homes became occupied as rental units. Also during the six month ended June 30 2022, the Company drew down $596,563 related to the Springlake Home Facility and used the proceeds to pay down the same amount on the Multi-Community Floorplan Home Facility so that all homes at Springlake were financed by one lender.

(2)	Payments on the Multi-Community Floorplan Home Facility advances are interest only until each advance is paid off or transferred to the Multi-Community Rental Home Facility and payments on the Springlake Home Facility are interest only for the first six months.

(3)	The maturity date of the of the Multi-Community Floorplan Line of Credit will vary based on each statement of financial transaction, a report identifying the funded homes and the applicable financial terms.

The agreements for each of the above line of credit facilities require the maintenance of certain financial ratios or other affirmative and negative covenants. All the above line of credit facilities are guaranteed by Raymond M. Gee.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Metrolina Promissory Note

On October 22, 2021, the Company issued a promissory note to Metrolina Loan Holdings, LLC (“Metrolina”), a significant stockholder, in the principal amount of $1,500,000. The note bears interest at a rate of 18% per annum and matures on April 1, 2023. During the first six months of the note, any prepayment would have required the Company to pay a yield maintenance fee equal to six months of interest. Thereafter, the loan may be prepaid at any time without penalty or fee. The note is guaranteed by Raymond M. Gee. As of June 30, 2022 and December 31, 2021, the balance on this note was $1,500,000. During the six months ended June 30, 2022 and 2021, interest expense totaled $133,890 and $0, respectively. During the three months ended June 30, 2022 and 2021, interest expense totaled $67,315 and $0, respectively.

Raymond M. Gee Promissory Note

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, pursuant to which the Company could borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. In September 2020, the Company paid off the full balance; however, the line of credit remained available to the Company until it was cancelled in December 2021. As of June 30, 2022 and December 31, 2021, there was no outstanding balance on the note.

Gvest Revolving Promissory Note

On December 27, 2021, the Company issued a revolving promissory note to Gvest Real Estate Capital, LLC, an entity whose sole owner is Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 on a revolving basis for working capital or acquisition purposes. On the same date, the Company borrowed $150,000. During the six months ended June 30, 2022, the maximum credit limit on this note was increased to $2,000,000 and the Company borrowed an aggregate of $2,700,000 and repaid $850,000. As of June 30, 2022 and December 31, 2021, the outstanding balance on this note was $2,000,000 and $150,000, respectively. This note has a five-year term and is interest-only based on an 15% annual rate through the maturity date and is unsecured. During the three and six months ended June 30, 2022 and 2021, interest expense totaled $13,657 and $0 and $28,375 and $0, respectively.

NAV Real Estate LLC Promissory Note

On June 29, 2022, the Company issued a revolving promissory note to NAV RE, LLC, an entity whose owners are Adam Martin, the Company’s chief investment officer, and his spouse pursuant to which the Company may borrow up to $2,000,000 on a revolving basis for working capital or acquisition purposes. On the same date, the Company borrowed $2,000,000. As of June 30, 2022, the outstanding principal balance on this note was $2,000,000. This note has a five-year term and is interest-only based on an 15% annual rate through the maturity date and is unsecured. During the three and six months ended June 30, 2022, interest expense totaled $833.

Pending Debt Refinance

During the six months ended June 30, 2022, the Company entered into an agreement with a lender to potentially refinance several of their loans pursuant to which the Company paid $1,668,690 in financing costs which are included in other assets on the balance sheet. As of the date of this report, the company has not entered into a binding agreement and are still negotiating loan proceeds and terms of the new loans.

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable at June 30, 2022 by fiscal year were:

2022	434,661
2023	2,724,612
2024	5,084,441
2025	1,365,854
2026	19,111,728
Thereafter	39,854,199
Total minimum principal payments	$68,575,494

NOTE 6 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition, or operating results.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

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

Dividend Rate and Payment Dates. Dividends on the Series A Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series A Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.017 per share each month, which is equivalent to the rate of 8% of the $2.50 liquidation preference per share. Dividends on shares of Series A Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the six months ended June 30, 2022 and 2021, the Company paid dividends of $188,600 and $187,167, respectively.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series A Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series A Preferred Stock at a call price equal to $3.75, or 150% of the original issue price of the Series A Preferred Stock, and correspondingly, each holder of shares of Series A Preferred Stock shall have a right to put the shares of Series A Preferred Stock held by such holder back to the Company at a put price equal to $3.75, or 150% of the original issue purchase price of such shares. During the six months ended June 30, 2022 and 2021, the Company recorded a put option value accretion of $235,746 and $236,250, respectively.

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

As of June 30, 2022 and December 31, 2021, there were 1,886,000 shares of Series A Preferred Stock issued and outstanding. As of June 30, 2022, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,715,000 and accretion of put options totaling $1,362,521. As of December 31, 2021, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,715,000 and accretion of put options totaling $1,126,771.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Series B Cumulative Redeemable Preferred Stock

On December 2, 2019, the Company filed a certificate of designation with the Nevada Secretary of State pursuant to which the Company designated 1,000,000 shares of its preferred stock as Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). The Series B Preferred Stock has the following voting powers, designations, preferences and relative rights, qualifications, limitations, or restrictions:

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

Dividend Rate and Payment Dates. Dividends on the Series B Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series B Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.067 per share each month, which is equivalent to the annual rate of 8% of the $10.00 liquidation preference per share; provided that upon an event of default (generally defined as the Company’s failure to pay dividends when due or to redeem shares when requested by a holder), such amount shall be increased to $0.083 per month, which is equivalent to the annual rate of 10% of the $10.00 liquidation preference per share. During the six months ended June 30, 2022 and 2021, the Company paid dividends of $303,570 and $275,731, respectively.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series B Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series B Preferred Stock at a call price equal to $15.00, or 150% of the original issue price of the Series B Preferred Stock, and correspondingly, each holder of shares of Series B Preferred Stock shall have a right to put the shares of Series B Preferred Stock held by such holder back to the Company at a put price equal to $15.00, or 150% of the original issue purchase price of such shares. During the six months ended June 30, 2022 and 2021, the Company recorded a put option value accretion of $368,508 and $370,526, respectively.

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

This offering terminated on March 30, 2021 thus, the Company sold no shares of Series B Preferred Stock during the six months ended June 30, 2022. During the six months ended June 30, 2021, the Company sold an aggregate of 117,297 shares of Series B Preferred Stock for total gross proceeds of $1,172,970. After deducting a placement fee and other expenses, the Company received net proceeds of $1,087,485.

As of June 30, 2022, there were 758,551 shares of Series B Preferred Stock issued and outstanding and the Series B Preferred Stock balance was made up of Series B Preferred Stock, net of commissions, totaling $7,185,716 and accretion of put options totaling $1,701,386. As of December 31, 2021, there were 758,551 shares of Series B Preferred Stock issued and outstanding and the Series B Preferred Stock balance was made up of Series B Preferred Stock, net of commissions, totaling $7,185,716 and accretion of put options totaling $1,332,878.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

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

Dividend Rate and Payment Dates. Dividends on the Series C Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series C Preferred Stock are entitled to receive cumulative monthly cash dividends at a per annum rate of 7% of the stated value (or $5.83 per share each month based on the initial stated value). Dividends on each share begin accruing on, and are cumulative from, the date of issuance and regardless of whether the board of directors declares and pays such dividends. Dividends on shares of Series C Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the six months ended June 30, 2022, the Company paid dividends of $275,137. Due to timing of payments, the Company accrued dividends of $55,785 during the six months ended June 30, 2022 and total accrued dividends of $82,746 is presented in accrued liabilities on the balance sheet as of June 30, 2022.

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

JUNE 30, 2022 AND 2021

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

During the six months ended June 30, 2022, the Company sold an aggregate of 6,303 shares of Series C Preferred Stock for total gross proceeds of $6,297,617. After deducting a placement fee and other expenses, the Company received net proceeds of $5,877,935.

As of June 30, 2022 there were 12,037 shares of Series C Preferred Stock issued and outstanding and the Series C Preferred Stock balance was made up of Series C Preferred Stock gross proceeds totaling $12,032,017 net of total unamortized debt issuance costs of $863,892.

As of December 31, 2021, there were 5,734 shares of Series C Preferred Stock issued and outstanding and the Series C Preferred Stock balance was made up of Series C Preferred Stock gross proceeds totaling $5,734,400 net of total unamortized debt issuance costs of $520,030.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of Common Stock, par value $0.01 per share. As of June 30, 2022 and December 31, 2021, there were 12,412,013 and 12,403,680 shares of Common Stock issued and outstanding, respectively.

Stock Issued for Cash

During the six months ended June 30, 2022, the Company issued 8,333 shares of Common Stock upon employee exercise of stock options for total exercise price of $83.

During the six months ended June 30, 2021, the Company issued 5,100 shares of Common Stock, valued at $1,377, to early investors in the prior Regulation A offering.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Equity Incentive Plan

In December 2017, the Board of Directors, with the approval of a majority of the stockholders of the Company, adopted the Manufactured Housing Properties Inc. Stock Compensation Plan (the “Plan”) which is administered by the Compensation Committee. As of June 30, 2022, there were 574,842 shares granted and 425,158 shares remaining available under the Plan. The Company has issued options to directors, officers, and employees under the Plan.

During the six months ended June 30, 2022 and 2021, the Company issued 145,000 and 50,000 options and recorded stock option expense of $77,822 and $37,817, respectively. The aggregate fair value of the options issued was $570,221. The vesting schedule for 100,000 options issued to an officer in April 2022 is as follows: one third vest after one year, and two thirds vest in equal installments over the succeeding two-year period. The vesting schedule for the other 45,000 options issued during the six months ended 2022 is as follows: one third vest immediately, and two thirds vest in equal annual installments over the succeeding two-year period. All options were granted at a price of $0.01 per share, which represents a price that may be deemed to be below the market value per share of the Company’s common stock as defined by the Plan.

The following table summarizes the stock options outstanding as of June 30, 2022:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2021	706,175	$0.01	6.6
Granted	145,000	0.01	9.7
Exercised	(8,333)	(0.01)	(9.6)
Forfeited / cancelled / expired	(268,000)	(0.01)	(6.1)
Outstanding at June 30, 2022	574,842	$0.01	6.9
Exercisable at June 30, 2022	428,176	0.01	6.0

As of June 30, 2022, there were 574,842 “in-the-money” options with an aggregate intrinsic value of $1,057,709. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options holders exercised their options on June 30, 2022.

The following table summarizes information concerning options outstanding as of June 30, 2022.

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price
$0.01	338,675	5.5	$0.01	338,675	$0.01
$0.01	49,500	7.5	$0.01	49,500	$0.01
$0.01	50,000	8.5	$0.01	33,333	$0.01
$0.01	136,667	9.7	$0.01	6,667	$0.01

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

Stock option assumptions	June 30, 2022	June 30, 2021
Risk-free interest rate	1.40-2.84%	0.26-1.40%
Expected dividend yield	0.00%	0.00%
Expected volatility	237.85-249.77%	16.03-273.98%
Expected life of options (in years)	6.5-7	6.5

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

NOTE 8 – RELATED PARTY TRANSACTIONS

See Note 5 for information regarding the promissory notes issued to Metrolina, a significant stockholder, the revolving promissory note issued to Gvest Real Estate Capital, LLC, an entity whose sole owner is Raymond M. Gee, the Company’s chairman and chief executive officer, and the revolving promissory note issued to NAV Real Estate, LLC, an entity whose owners are Adam Martin, the Company’s chief investment officer, and his spouse.

In August 2019, the Company entered into an office lease agreement with 136 Main Street LLC, an entity whose sole owner is Gvest Real Estate LLC, whose sole owner is Mr. Gee, for the lease of the Company’s offices. The lease is $12,000 per month and is on a month-to-month term. During the six months ended June 30, 2022 and 2021, the Company paid $72,000 of rent expense to 136 Main Street LLC. During the three months ended June 30, 2022 and 2021, the Company paid $36,000 of rent expense to 136 Main Street LLC.

During the six months ended June 30, 2022, Raymond M. Gee received fees totaling $620,000 for his personal guaranty on certain promissory notes relating to the acquisitions of mobile home communities owned by the Company, including $250,000 in relation to the Asheboro and Morganton acquisitions which were accrued for at December 31, 2021 and paid in January 2022. During the six months ended June 30, 2021, Mr. Gee received no fees for his personal guaranty.

See Note 2 for information regarding related party VIEs.

NOTE 9 – SUBSEQUENT EVENTS

Additional Closings of Regulation A Offering

Subsequent to June 30, 2022, we sold an aggregate of 1,447 shares of Series C Preferred Stock in additional closings of this offering for total gross proceeds of $1,447,000. After deducting a placement fee, we received net proceeds of approximately $1,349,728.

Red Fox Run Acquisition

On February 11, 2022, MHP Pursuits LLC entered into a purchase and sale agreement with an individual for the purchase of a manufactured housing community located in Clyde, North Carolina, a part of the Asheville Metropolitan Statistical Area, consisting of 51 sites and 51 homes on approximately 9 acres for a total purchase price of $3,050,000. On July 12, 2022, MHP Pursuits LLC assigned its rights and obligations in the purchase agreement to Red Fox MHP LLC, an entity wholly owned by the Company, pursuant to an assignment of purchase and sale agreement. On July 29, 2022, closing of the purchase agreement was completed and Red Fox MHP LLC purchased the land, land improvement, and buildings. Proforma financial information is included in the unaudited proforma combined results of operations in Note 4.

In connection with the closing of the property, on July 29, 2022, Red Fox MHP LLC entered into a loan agreement with Charlotte Metro Credit Union for a loan in the principal amount of $2,250,000 and issued a promissory note to the lender for the same amount.

Interest on the disbursed and unpaid principal balance accrues as follows: (a) from the date funds are first disbursed at a rate of 5.25% per annum, interest only for the first twenty-four months, and (b) on September 1, 2024, interest on the disbursed and unpaid principal balance accrues at a rate 5.25% per annum until maturity. Interest is calculated on the basis of a 365-day year and the actual number of calendar days elapsed. Payments will begin on September 1, 2024 and continue the 1st of every month until maturity on August 1, 2032. Red Fox MHP LLC may prepay the note in part or in full at any time without penalty.

The note is secured by a first priority security interest in the property and is guaranteed by the Company and Raymond M. Gee. The loan agreement and note contain customary financial and other covenants and events of default for a loan of its type.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

(UNAUDITED)

Solid Rock Acquisition

On February 25, 2022, MHP Pursuits LLC entered into a purchase and sale agreement with K10 Enterprises LLC for the purchase of a manufactured housing community located in Leesville, South Carolina, consisting of 39 sites and homes on approximately 11 acres for a total purchase price of $1,700,000. On July 7, 2022, MHP Pursuits LLC assigned its rights and obligations in the purchase agreement to Solid Rock MHP LLC and Solid Rock MHP Homes LLC, wholly owned subsidiaries of the Company, pursuant to an assignment of purchase and sale agreement. On July 7, 2022, closing of the purchase agreement was completed and Solid Rock MHP LLC purchased the land and land improvements and Solid Rock MHP Home LLC purchased the buildings. Proforma financial information is included in the unaudited proforma combined results of operations in Note 4.

In connection with the closing of the property, on July 7, 2022, Solid Rock MHP LLC entered into a loan agreement with United Bank for a loan in the principal amount of $1,125,000 and issued a promissory note to the lender for the same amount.

Interest on the disbursed and unpaid principal balance accrues from the date funds are first disbursed at a rate of 5% per annum, interest only for the first twelve months. The interest rate may change on June 30, 2027 and every five years thereafter based on the Wall Street Journal U.S. Prime Rate plus 1 percentage point with the minimum rate being 5%. Interest is calculated on the basis of a 360-day year and the actual number of calendar days elapsed. Payments began on July 30, 2022 and continue the 30th of every month until maturity on July 7, 2032. Solid Rock MHP LLC may prepay the note in part or in full at any time if it pays a prepayment premium calculated in accordance with the loan agreement.

The note is secured by a first priority security interest in the property and is guaranteed by Raymond M. Gee. The loan agreement and note contain customary financial and other covenants and events of default for a loan of its type.

Stock Options Exercise

On August 2, 2022, the Company issued 50,000 common shares upon exercise of stock options pursuant to the Stock Compensation Plan administered by the Compensation Committee and a settlement agreement and release between the Company and a former employee.

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

Special Note Regarding Forward Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation: statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; statements regarding our financing plans or growth strategies; statements concerning litigation or other matters; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

We own and operate forty-seven manufactured housing communities containing approximately 2,260 developed sites and 1,195 company-owned, manufactured homes. Our communities are located in Georgia, North Carolina, South Carolina and Tennessee.

As of June 30, 2022, our portfolio of manufactured housing properties consisted of the following:

●	Pecan Grove – a 82 lot, all-age community situated on 10.71 acres and located in Charlotte, North Carolina.

●	Azalea Hills – a 39 lot, all-age community situated on 7.46 acres and located in Gastonia, North Carolina, a suburb of Charlotte, North Carolina.

●	Holly Faye – a 35 lot all-age community situated on 8.01 acres and located in Gastonia, North Carolina, a suburb of Charlotte North Carolina.

●	Lakeview – a 84 lot all-age community situated on 17.26 acres in Spartanburg, South Carolina.

●	Chatham Pines – a 49 lot all-age community situated on 23.57 acres and located in Chapel Hill, North Carolina.

●	Maple Hills – a 74 lot all-age community situated on 21.20 acres and located in Mills River, North Carolina, which is part of the Asheville, North Carolina, Metropolitan Statistical Area.

●	Hunt Club Forest – a 78 lot all-age community situated on 13.02 acres and located in the Columbia, South Carolina metro area.

●	B&D – a 96 lot all-age community situated on 17.75 acres and located in Chester, South Carolina.

●	Crestview – a 113 lot all age community situated on 17.1 acres and located in the Asheville, North Carolina, Metropolitan Statistical Area.

●	Springlake – three all-age communities with 224 lots situated on 72.7 acres and located in Warner Robins, Georgia.

●	ARC – five all-age communities with 180 lots situated on 39.34 acres and located in Lexington, South Carolina.

●	Countryside – a 110 lot all-age community situated on 35 acres and located in Lancaster, North Carolina.

●	Evergreen – a 65 lot all-age community situated on 28.4 acres and located in Dandridge, Tennessee.

●	Golden Isles – a 107 lots all-age community situated on 16.76 acres and located in Brunswick, Georgia.

●	Anderson – ten all-age communities with 178 lots situated on 50 acres and located in Anderson, South Carolina.

●	Capital View – a 32 lot all-age community situated on 9.84 acres and located in Gaston, South Carolina.

●	Hidden Oaks - a 44 lot all-age community situated on 8.96 acres and located in West Columbia, South Carolina.

●	North Raleigh – five all-age communities with 138 lots situated on 135 acres and located in Franklin and Granville Counties, North Carolina.

●	Dixie – a 37 lot all-age community situated on 3.43 acres and located in Kings Mountain, North Carolina.

●	Driftwood – a 26 lot all-age community situated on 34.92 acres and located in Charlotte, North Carolina.

●	Meadowbrook – a 94 lot all-age community situated on 40.1 acres and located in York, South Carolina.

●	Morganton – a 61 lot all-age community situated on 31.29 acres and located in Morganton, North Carolina.

●	Asheboro – a 84 lot all-age community situated on 45.4 acres and located in Asheboro, North Carolina.

●	Sunnyland – a 73 lot all-age community situated on 18.57 acres and an adjacent parcel of 15 acres of undeveloped land both located in Byron, Georgia.

●	Warrenville – two all-age communities with 85 lots situated on 45 acres and located in Warrenville, South Carolina.

●	Lake Village (Spaulding) – a 72 lot all-age community situated on 17 acres and located in Brunswick, Georgia.

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

We believe that manufactured housing is one of the only non-subsidized affordable housing options in the U.S. and that manufactured housing is an economically attractive alternative to traditional single-family and multi-family housing, as it provides a housing alternative that has characteristics of single-family housing (no shared walls, dedicated parking and a yard), yet is more attainable than single-family while being competitively priced to multi-family. Demand for housing affordability continues to increase, but supply of manufactured housing remains virtually static, as there are not many new manufactured housing communities being developed, and many are redeveloped to less affordable options. We are committed to providing this attainable housing option and an improved level of service to our residents, while producing an attractive and risk adjusted return to our investors.

Recent Developments

Additional Closings of Regulation A Offering

Subsequent to June 30, 2022, we sold an aggregate of 1,447 shares of Series C Preferred Stock in additional closings of this offering for total gross proceeds of $1,447,000. After deducting a placement fee, we received net proceeds of approximately $1,349,728.

Red Fox Run Acquisition

On February 11, 2022, MHP Pursuits LLC entered into a purchase and sale agreement with an individual for the purchase of a manufactured housing community located in Clyde, North Carolina, a part of the Asheville Metropolitan Statistical Area, consisting of 51 sites and 51 homes on approximately 9 acres for a total purchase price of $3,050,000. On July 12, 2022, MHP Pursuits LLC assigned its rights and obligations in the purchase agreement to Red Fox MHP LLC, an entity wholly owned by the Company, pursuant to an assignment of purchase and sale agreement. On July 29, 2022, closing of the purchase agreement was completed and Red Fox MHP LLC purchased the land, land improvement, and buildings. Proforma financial information is included in the unaudited proforma combined results of operations in Note 4.

In connection with the closing of the property, on July 29, 2022, Red Fox MHP LLC entered into a loan agreement with Charlotte Metro Credit Union for a loan in the principal amount of $2,250,000 and issued a promissory note to the lender for the same amount.

Interest on the disbursed and unpaid principal balance accrues as follows: (a) from the date funds are first disbursed at a rate of 5.25% per annum, interest only for the first twenty-four months, and (b) on September 1, 2024, interest on the disbursed and unpaid principal balance accrues at a rate 5.25% per annum until maturity. Interest is calculated on the basis of a 365-day year and the actual number of calendar days elapsed. Payments began on September 1, 2024 and continue the 1st of every month until maturity on August 1, 2032. Red Fox MHP LLC may prepay the note in part or in full at any time without penalty.

The note is secured by a first priority security interest in the property and is guaranteed by the Company and Raymond M. Gee. The loan agreement and note contain customary financial and other covenants and events of default for a loan of its type.

Solid Rock Acquisition

On February 25, 2022, MHP Pursuits LLC entered into a purchase and sale agreement with K10 Enterprises LLC for the purchase of a manufactured housing community located in Leesville, South Carolina, consisting of 39 sites and homes on approximately 11 acres for a total purchase price of $1,700,000. On July 7, 2022, MHP Pursuits LLC assigned its rights and obligations in the purchase agreement to Solid Rock MHP LLC and Solid Rock MHP Homes LLC, wholly owned subsidiaries of the Company, pursuant to an assignment of purchase and sale agreement. On July 7, 2022, closing of the purchase agreement was completed and Solid Rock MHP LLC purchased the land and land improvements and Solid Rock MHP Home LLC purchased the buildings. Proforma financial information is included in the unaudited proforma combined results of operations in Note 4.

In connection with the closing of the property, on July 7, 2022, Solid Rock MHP LLC entered into a loan agreement with United Bank for a loan in the principal amount of $1,125,000 and issued a promissory note to the lender for the same amount.

Interest on the disbursed and unpaid principal balance accrues from the date funds are first disbursed at a rate of 5% per annum, interest only for the first twelve months. The interest rate may change on June 30, 2027 and every five years thereafter based on the Wall Street Journal U.S. Prime Rate plus 1 percentage point with the minimum rate being 5%. Interest is calculated on the basis of a 360-day year and the actual number of calendar days elapsed. Payments began on July 30, 2022 and continue the 30th of every month until maturity on July 7, 2032. Solid Rock MHP LLC may prepay the note in part or in full at any time if it pays a prepayment premium calculated in accordance with the loan agreement.

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

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

The following table sets forth key components of our results of operations during the three months ended June 30, 2022 and 2021, both in dollars and as a percentage of our revenues.

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$3,283,777	97.40%	$1,776,377	98.72%
Gross revenues from sales	87,594	2.60%	23,061	1.28%
Total revenues	3,371,371	100.00%	1,799,438	100.00%
Community operating expenses
Repair and maintenance	327,265	9.71%	115,394	6.41%
Real estate taxes	217,093	6.44%	56,846	3.16%
Utilities	239,985	7.12%	142,325	7.91%
Insurance	78,999	2.34%	40,609	2.26%
General and administrative expense	405,044	12.01%	159,112	8.84%
Total community operating expenses	1,268,386	37.62%	514,286	28.58%
Corporate payroll and overhead	1,254,918	37.22%	583,733	32.44%
Depreciation expense	818,975	24.29%	462,042	25.68%
Interest expense	1,235,048	36.63%	447,306	24.86%
Refinancing costs	15,751	0.47%	-	-
Cost of home sales	122,269	3.63%	-	-
Total expenses	4,715,347	136.24%	2,007,367	111.56%
Other income	-	-	139,300	7.74%
Net loss	$(1,343,976)	(39.86)%	$(68,629)	(3.81)%
Variable interest entity share of net income (loss)	(250,915)	(7.44)%	118,348	6.58%
Net loss attributable to our company	$(1,093,061)	(32.42)%	$(186,977)	(10.39)%
Preferred stock dividends and put option value accretion	548,214	16.26%	540,134	30.02%
Net loss attributable to common stockholders	$(1,641,275)	(48.68)%	$(727,111)	(40.41)%

Revenues. For the three months ended June 30, 2022, we earned total revenues of $3,371,371, as compared to $1,799,438 for the three months ended June 30, 2021, an increase of $1,571,933, or 87.36%. The increase in revenues between the periods was primarily due to $1,313,762 of rental income from the acquisition of twenty-seven manufactured housing communities subsequent to June 30, 2021. The remaining increase was due to occupancy and rental rate increases.

Community Operating Expenses. For the three months ended June 30, 2022, we incurred total community operating expenses of $1,268,386, as compared to $514,286 for the three months ended June 30, 2021, an increase of $754,100, or 146.63%. The increase in community operating expenses was primarily due to $454,831 of additional expenses associated with the twenty-seven properties acquired subsequent to June 30, 2021, including additional repairs and maintenance, insurance, utilities, and real estate tax expenses and additional payroll as we hired additional on-site maintenance staff at several of our new parks to increase efficiencies and decrease contract labor costs.

Corporate Payroll and Overhead Expenses. For the three months ended June 30, 2022, we incurred corporate payroll and overhead expenses of $1,254,918, as compared to $583,733 for the three months ended June 30, 2021, an increase of $671,185, or 114.98%. This increase was primarily due to increased payroll including corporate salaries and benefits expense of $572,531 due to hiring additional personnel to support our future growth, of which approximately $276,000 relates to nonrecurring sign-on bonuses and separation pay, and approximately $72,000 is due to additional marketing and travel expenses related to capital markets.

Depreciation Expense. For the three months ended June 30, 2022, we recorded depreciation of $818,975, as compared to $462,042 for the three months ended June 30, 2021, an increase of $356,933, or 77.25%. The increase in depreciation was driven by approximately $265,000 related to the depreciation of assets acquired in twenty-seven manufactured housing communities subsequent to June 30, 2021. The remaining increase was due to depreciation of capital improvement projects completed subsequent to June 30, 2021, such as home renovations and new home installations.

Interest Expense. For the three months ended June 30, 2022, we incurred interest expense of $1,235,048, as compared to $447,306 for the three months ended June 30, 2021, an increase of $787,742, or 176.11%. The increase was primarily due to $367,580 of interest on additional debt incurred to acquire new properties and new homes subsequent to June 30, 2021, $81,806 of interest on the related party notes issued subsequent to June 30, 2021, and $195,777 of dividends to series C preferred stockholders, which are included in interest expense given the liability treatment of the mandatorily redeemable Series C Cumulative Redeemable Preferred Stock.

Net Loss. The factors described above resulted in a net loss of $1,343,976 for the three months ended June 30, 2022, as compared to $68,629 for the three months ended June 30, 2021, an increase of $1,275,347, or 1,858.32%.

Comparison of Six Months Ended June 30, 2022 and 2021

The following table sets forth key components of our results of operations during the six months ended June 30, 2022 and 2021, both in dollars and as a percentage of our revenues.

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$6,323,799	98.40%	$3,440,058	98.14%
Gross revenues from home sales	102,594	1.60%	65,244	1.86%
Total revenues	6,426,393	100.00%	3,505,302	100.00%
Community operating expenses
Repair and maintenance	515,819	8.03%	223,190	6.37%
Real estate taxes	397,922	6.19%	199,240	5.68%
Utilities	475,880	7.41%	299,312	8.54%
Insurance	139,297	2.17%	68,397	1.95%
General and administrative expense	781,240	12.16%	304,122	8.68%
Total community operating expenses	2,310,158	35.95%	1,094,261	31.22%
Corporate payroll and overhead	2,163,996	33.67%	1,164,467	33.22%
Depreciation expense	1,578,679	24.57%	903,665	25.78%
Interest expense	2,336,741	36.36%	893,354	25.49%
Refinancing costs	15,751	0.25%	16,675	0.48%
Cost of home sales	154,734	2.41%	-	-
Total expenses	8,560,059	133.20%	4,072,422	116.18%
Other Income	-	-	139,300	3.97%
Net loss	$(2,133,666)	(33.20)%	$(427,820)	(12.20)%
Variable interest entity share of net income (loss)	(410,485)	(6.39)%	173,433	4.95%
Net loss attributable to our company	$(1,723,181)	(26.81)%	$(601,253)	(17.15)%
Preferred stock dividends and put option value accretion	1,096,424	17.06%	1,069,674	30.52%
Net loss attributable to common stockholders	$(2,819,605)	(43.88)%	$(1,670,927)	(47.67)%

Revenues. For the six months ended June 30, 2022, we had total revenues of $6,426,393, as compared to $3,505,302 for the six months ended June 30, 2021, an increase of $2,921,091, or 83.33%. The increase in revenues between the periods was primarily due to $2,378,813 of rental income from the acquisition of twenty-seven manufactured housing communities subsequent to June 30, 2021 and increased property sales of $37,350. The remaining increase was due to occupancy and rental rate increases.

Community Operating Expenses. For the six months ended June 30, 2022, we had total community operating expenses of $2,310,158, as compared to $1,094,261 for the six months ended June 30, 2021, an increase of $1,215,897, or 111.12%. The increase in community operating expenses was primarily due to additional expenses of $887,390 associated with the twenty-seven properties acquired subsequent to June 30, 2021, including additional repairs and maintenance, insurance, utilities, and real estate tax expenses and we hired additional on-site maintenance staff at several of our new parks to increase efficiencies and decrease contract labor costs.

Corporate Payroll and Overhead Expenses. For the six months ended June 30, 2022, we had corporate payroll and overhead expenses of $2,163,996, as compared to $1,164,467 for the six months ended June 30, 2021, an increase of $999,529, or 85.84%. This increase was primarily due to increased payroll including corporate salaries and benefits expense of $451,793, one-time bonuses of $65,000 and separation payments of approximately $226,000, an increase in stock compensation expense of $49,114 due to issuance of stock options to officers hired to support our growth, approximately $161,000 of additional marketing and travel expenses, and $51,777 of pursuit costs written off in relation to abandoned potential acquisitions and development deals.

Depreciation Expense. For the six months ended June 30, 2022, we had depreciation expense of $1,578,679, as compared to $903,665 for the six months ended June 30, 2021, an increase of $675,014, or 74.70%. The increase in depreciation was driven by approximately $545,000 related to the acquisition of depreciable assets in twenty-seven manufactured housing communities subsequent to June 30, 2021. The remaining increase was due to depreciation of capital improvement projects completed subsequent to June 30, 2021, such as home renovations and new home installations.

Interest Expense. For the six months ended June 30, 2022, we had interest expense of $2,336,741, as compared to $893,354 for the six months ended June 30, 2021, an increase of $1,443,387, or 161.57%. The increase was primarily due to $657,499 of interest on additional debt incurred to acquire new properties and new homes subsequent to June 30, 2021, $163,099 of interest on the related party notes issued during the fourth quarter of 2021 described below, an increase in amortization of debt issuance costs of $143,902, and $330,922 of dividends to series C preferred stockholders, which are included in interest expense given the liability treatment of the mandatorily redeemable Series C Cumulative Redeemable Preferred Stock.

Other Income. For the six months ended June 30, 2022, we had other income of $0 compared to $139,300 for the six months ended June 30, 2021 recognized upon the forgiveness of our Paycheck Protection Program loan by the Small Business Administration in June 2021.

Net Loss. The factors described above resulted in a net loss of $2,133,666 for the six months ended June 30, 2022, as compared to $427,820 for the six months ended June 30, 2021, an increase of $1,705,846, or 398.73%.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $3,070,280, including restricted cash of $810,280. In addition to cash generated through operations, we use a variety of sources to fund our cash needs, including acquisitions and sales of properties. We intend to continue to increase our real estate investments. Our business plan includes acquiring communities that yield more than our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. Our ability to continue acquiring communities are dependent on our ability to raise capital. There is no guarantee that any of these additional opportunities will materialize or that we will be able to take advantage of such opportunities. The growth of our real estate portfolio depends on the availability of suitable properties which meet our investment criteria and appropriate financing.

We will require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives. We believe that our current available cash along with anticipated revenues is sufficient to meet our cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all.

We plan to meet our short-term liquidity requirements for the next twelve months, generally through available cash as well as cash provided by operating activities and with funds available to us under the existing two $2 million revolving promissory notes from our officers, described below. During the six months ended June 30, 2022, we entered into an agreement with a lender to potentially refinance several of our loans that would provide additional liquidity. As of the date of this report, we have not entered into a binding agreement and are still negotiating loan proceeds and terms of the new loans.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$26,425	$1,337,264
Net cash used in investing activities	(5,512,057)	(1,382,525)
Net cash provided by financing activities	6,449,583	166,208
Net increase in cash and cash equivalents	963,951	120,947
Cash and cash equivalents at beginning of period	2,106,329	1,988,857
Cash and cash equivalents at end of period	$3,070,280	$2,109,804

Net cash provided by operating activities was $26,425 for the six months ended June 30, 2022, as compared to $1,337,264 for the six months ended June 30, 2021. For the six months ended June 30, 2022, the net loss of $2,133,666 and decrease in accrued liabilities of $444,026 related to the payment of accrued 2021 employee bonuses, guarantee fees, and real estate taxes in January 2022, offset by depreciation in the amount of $1,578,679, amortization of debt issuance costs in the amount of $306,230, and an increase in other assets of $316,864, were the primary drivers of the net cash provided by operating activities. For the six months ended June 30, 2021, the net loss of $427,820, a decrease in other assets of $619,910, and debt extinguishment of $139,300, offset by depreciation in the amount of $903,665 and an increase in accrued liabilities of $37,232, were the primary drivers of the net cash provided by operating activities.

Net cash used in investing activities was $5,512,057 for the six months ended June 30, 2022, as compared to $1,382,525 for the six months ended June 30, 2021. Net cash used in investing activities for the six months ended June 30, 2022 consisted of purchases of investment properties in the amount of $3,697,135, payment of related acquisition costs of $296,170 and advanced pursuit costs and deposits for potential deals of $113,964, as well as cash paid for capital improvements in the amount of $1,507,381, offset by proceeds received from sale of homes of $102,594. Net cash used in investing activities for the six months ended June 30, 2021 consisted of capital improvements of $697,769 and the purchase of investment properties of $750,000, offset by proceeds from home sales of $65,244.

Net cash provided by financing activities was $6,449,583 for the six months ended June 30, 2022, as compared to $166,208 for the six months ended June 30, 2021. For the six months ended June 30, 2022, net cash provided by financing activities consisted primarily of proceeds from issuance of preferred stock of $6,297,617 and proceeds from related party lines of credit of $4,700,000, offset by repayment of notes payable of $416,434, prepayment of debt issuance costs related to upcoming potential portfolio refinance of $1,761,363, payment of mortgage costs and financing costs recorded as debt discount of $1,263,667, and preferred stock dividends of $485,570. Additionally, the Company repaid the Charlotte 3 Park MHP LLC note payable of $1,500,000 on March 1, 2022 and the community was subsequently refinanced on April 14, 2022 for $1,875,000. For the six months ended June 30, 2021, net cash provided by financing activities consisted of proceeds from the issuance of preferred stock of $1,087,485, offset by preferred share dividends of $462,898, repayment of notes payable $292,698, and payment of mortgage costs recorded as debt discount of $128,052.

Regulation A Offering

On June 11, 2021, we launched a new offering under Regulation A of Section 3(6) of the Securities Act for Tier 2 offerings, pursuant to which we are offering up to 47,000 shares of Series C Preferred Stock at an offering price of $1,000 per share for a maximum offering amount of $47 million.

During the six months ended June 30, 2022, the Company sold an aggregate of 6,303 shares of Series C Cumulative Redeemable Preferred Stock for total gross proceeds of $6,297,617. After deducting a placement fee and other expenses, the Company received net proceeds of $5,877,935.

Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities and mobile homes. The interest rates on these promissory notes range from 3.250% to 5.875% with 5 to 30 years principal amortization. Three of the promissory notes had an initial 12 month, one an initial 18 month, six an initial 24 month, six an initial 36 month, one an initial 60 month, and one promissory note a 180 month period of interest only payments. The promissory notes are secured by the real estate assets and twenty-one loans totaling $45,308,733 are guaranteed by Raymond M. Gee.

As of June 30, 2022, the outstanding balance on these notes was $55,114,344. The following are the terms of these notes:

	Maturity Date	Interest Rate	Balance June 30, 2022	Balance December 31, 2021
Pecan Grove MHP LLC	02/22/29	5.250%	$2,933,462	$2,969,250
Azalea MHP LLC	03/01/29	5.400%	811,027	790,481
Holly Faye MHP LLC	03/01/29	5.400%	546,753	579,825
Chatham MHP LLC	04/01/24	5.875%	1,679,979	1,698,800
Lakeview MHP LLC	03/01/29	5.400%	1,789,063	1,805,569
B&D MHP LLC	05/02/29	5.500%	1,755,502	1,779,439
Hunt Club MHP LLC	01/01/33	3.430%	2,374,578	2,398,689
Crestview MHP LLC	12/31/30	3.250%	4,617,309	4,682,508
Maple Hills MHP LLC	12/01/30	3.250%	2,308,655	2,341,254
Springlake MHP LLC	12/10/26	4.750%	4,016,250	4,016,250
ARC MHP LLC	01/01/30	5.500%	3,770,365	3,809,742
Countryside MHP LLC	03/20/50	5.500%	1,669,702	1,684,100
Evergreen MHP LLC	04/01/32	3.990%	1,104,642	1,115,261
Golden Isles MHP LLC	03/31/26	4.000%	787,500	787,500
Anderson MHP LLC*	07/10/26	5.210%	2,153,807	2,153,807
Capital View MHP LLC*	09/10/26	5.390%	817,064	817,064
Hidden Oaks MHP LLC*	09/10/26	5.330%	823,440	823,440
North Raleigh MHP LLC	11/01/26	4.750%	5,247,746	5,304,409
Charlotte 3 Park MHP LLC (Dixie, Driftwood, Meadowbrook)(1)	03/01/22	5.000%	-	1,500,000
Charlotte 3 Park MHP LLC (Dixie, Driftwood, Meadowbrook)*	11/01/28	4.250%	1,875,000	-
Carolinas 4 MHP LLC (Asheboro, Morganton)*	01/10/27	5.300%	3,105,070	3,105,070
Sunnyland MHP LLC*	02/10/27	5.370%	1,123,980	-
Warrenville MHP LLC*	03/10/27	5.590%	1,218,870	-
Gvest Finance LLC (B&D homes)	05/01/24	5.000%	634,733	657,357
Gvest Finance LLC (Countryside homes)	03/20/50	5.500%	1,276,834	1,287,843
Gvest Finance LLC (Golden Isles homes)	03/31/36	4.000%	787,500	787,500
Gvest Anderson Homes LLC*	07/10/26	5.210%	1,992,015	2,006,193
Gvest Capital View Homes LLC*	09/10/26	5.390%	342,936	342,936
Gvest Hidden Oaks Homes LLC*	09/10/26	5.330%	411,063	416,560
Gvest Carolinas 4 Homes LLC (Asheboro, Morganton)*	01/10/27	5.300%	1,282,349	1,294,930
Gvest Sunnyland Homes LLC*	02/10/27	5.370%	636,020	-
Gvest Warrenville Homes LLC*	03/10/27	5.590%	1,221,130	-
Total Notes Payable			55,114,344	50,955,777
Discount Direct Lender Fees			(2,390,363)	(2,064,294)
Total Net of Discount			$52,723,981	$48,891,483

(1)	The Company repaid the Charlotte 3 Park MHP LLC note payable of $1,500,000 on March 1, 2022 and recognized refinancing cost expense totaling $15,751. This community was refinanced on April 14, 2022 with a different lender and the Company capitalized $258,023 of debt issuance costs related to the new note.

*	The notes indicated above are subject to certain financial covenants.

Lines of Credit – Variable Interest Entities

Facility	Borrower	Community	Maturity Date	Interest Rate	Maximum Credit Limit	Balance June 30, 2022	Balance December 31, 2021
Occupied Home Facility(1)	Gvest Homes I LLC	ARC, Crestview, Maple	01/01/30	8.375%	$20,000,000	$2,484,999	$2,517,620
Multi-Community Rental Home Facility	Gvest Finance LLC	ARC, Golden Isles	Various (3)	Greater of 3.25% or Prime, + 375 bps	$4,000,000	$1,218,259	$838,000
Multi-Community Floorplan Home Facility(1)(2)	Gvest Finance LLC	Golden Isles, Springlake, Sunnyland, Crestview	Various (3)	LIBOR + 6 – 8% based on days outstanding	$2,000,000	$1,768,849	$1,104,255
Springlake Home Facility(2)	Gvest Finance LLC	Springlake	12/10/26	6.75%	$3,300,000	$2,489,044	$1,892,481
Total Lines of Credit - VIEs						$7,961,151	$6,352,356
Discount Direct Lender Fees						$(173,508)	$(151,749)
Total Net of Discount						$7,787,643	$6,200,607

(1)	During the six months ended June 30, 2022, the Company drew down $19,145 related to the Occupied Home Facility and $1,251,321 related to the Multi-Community Floorplan Home Facility and $414,578 was transferred from the Multi-Community Floorplan Home Facility to the Multi-Community Rental Home Facility as the homes became occupied as rental units. Also during the six month ended June 30 2022, the Company drew down $596,563 related to the Springlake Home Facility and used the proceeds to pay down the same amount on the Multi-Community Floorplan Home Facility so that all homes at Springlake were financed by one lender.

(2)	Payments on the Multi-Community Floorplan Home Facility advances are interest only until each advance is paid off or transferred to the Multi-Community Rental Home Facility and payments on the Springlake Home Facility are interest only for the first six months.

(3)

The maturity date of the of the Multi-Community Floorplan Line of Credit will vary based on each statement of financial transaction, a report identifying the funded homes and the applicable financial terms.

The agreements for each of the above line of credit facilities require the maintenance of certain financial ratios or other affirmative and negative covenants. All the above line of credit facilities are guaranteed by Raymond M. Gee.

Metrolina Promissory Note

On October 22, 2021, the Company issued a promissory note to Metrolina Loan Holdings, LLC (“Metrolina”), a significant stockholder, in the principal amount of $1,500,000. The note bears interest at a rate of 18% per annum and matures on April 1, 2023. During the first six months of the note, any prepayment would have required the Company to pay a yield maintenance fee equal to six months of interest. Thereafter, the loan may be prepaid at any time without penalty or fee. The note is guaranteed by Raymond M. Gee. As of June 30, 2022 and December 31, 2021, the balance on this note was $1,500,000. During the six months ended June 30, 2022 and 2021, interest expense totaled $133,890 and $0, respectively. During the three months ended June 30, 2022 and 2021, interest expense totaled $67,315 and $0, respectively.

Gvest Revolving Promissory Note

On December 27, 2021, the Company issued a revolving promissory note to Gvest Real Estate Capital, LLC, an entity whose sole owner is Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 on a revolving basis for working capital or acquisition purposes. On the same date, the Company borrowed $150,000. During the six months ended June 30, 2022, the maximum credit limit on this note was increased to $2,000,000 and the Company borrowed an aggregate of $2,700,000 and repaid $850,000. As of June 30, 2022 and December 31, 2021, the outstanding balance on this note was $2,000,000 and $150,000, respectively. This note has a five-year term and is interest-only based on an 15% annual rate through the maturity date and is unsecured. During the three and six months ended June 30, 2022 and 2021, interest expense totaled $13,657 and $0 and $28,375 and $0, respectively.

NAV Real Estate LLC Promissory Note

On June 29, 2022, the Company issued a revolving promissory note to NAV RE, LLC, an entity whose sole owner is Adam Martin, the Company’s chief investment officer, pursuant to which the Company may borrow up to $2,000,000 on a revolving basis for working capital or acquisition purposes. On the same date, the Company borrowed $2,000,000. As of June 30, 2022, the outstanding principal balance on this note was $2,000,000 . This note has a five-year term and is interest-only based on an 15% annual rate through the maturity date and is unsecured. During the three and six months ended June 30, 2022, interest expense totaled $833.

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements.

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

Revenue Recognition Mobile home rental and related income is generated from lease agreements for our sites and homes. The lease component of these agreements is accounted for under Topic 842 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for leases.

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

Revenue from sales of manufactured homes is recognized in accordance with the core principle of ASC 606, at the time of closing when control of the home transfers to the customer. After closing of the sale transaction, we generally have no remaining performance obligation.

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

Variable Interest Entities. In December 2020, the Company entered into a property management agreement with Gvest Finance LLC, a company owned and controlled by the Company’s parent company, Gvest Real Estate Capital LLC, an entity whose sole owner is Raymond M. Gee, the Company’s chairman and chief executive officer, and has subsequently entered into property management agreements with Gvest Homes I LLC, Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Springlake Homes LLC, Gvest Carolinas 4 Homes LLC, Gvest Sunnyland Homes LLC and Gvest Warrenville Homes LLC, which are all wholly owned subsidiaries of Gvest Finance LLC. Under the property management agreements, the Company manages the homes owned by the VIEs and the VIEs remit to the Company all income, less any sums paid out for operational expenses and debt service but retain 5% of the debt service payment as a reserve.

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

Investment Property and Depreciation. Investment real property and equipment are carried at cost. Depreciation of buildings, improvements to sites and buildings, rental homes, equipment, and vehicles is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 3 to 25 years). Land development costs are not depreciated until they are put in use, at which time they are capitalized as land improvements. Interest Expense pertaining to Land Development Costs are capitalized. Maintenance and Repairs are charged to expense as incurred and improvements are capitalized. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the financial statement and any gain or loss is reflected in the current period’s results of operations.

Impairment Policy. The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the three and six months ended June 30, 2022 and 2021.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2022. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and further referenced below, which, due to employee turnover, we are still in the process of remediating as of June 30, 2022, our disclosure controls and procedures were not effective.

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022, our management identified the following material weaknesses:

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

There were no changes in our internal controls over financial reporting during the second quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended June 30, 2022 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three months ended June 30, 2022, we did not repurchase any shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of fiscal year 2022 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed on April 19, 2018)

3.2	Certificate of Designation of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 2.2 to the Offering Statement on Form 1-A filed on May 9, 2019)

3.3	Certificate of Designation of Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 5, 2019)

3.4	Amended and Restated Certificate of Designation of Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed on November 15, 2021)

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on April 19, 2018)

10.1*	Loan Agreement, dated April 14, 2022, between Charlotte 3 Park MHP LLC, Raymond Gee, and Townebank

10.2*	Promissory Note, dated April 14, 2022, between Charlotte 3 Park MHP LLC and Townebank

10.3*	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated April 14, 2022, between Charlotte 3 Park MHP LLC and Townebank

10.4*	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated April 14, 2022, between Charlotte 3 Park MHP LLC and Townebank

10.5*	Assignment of Leases and Rents, dated April 14, 2022, between Charlotte 3 Park MHP LLC and Townebank

10.6*	Mortgage, dated April 14, 2022, between Charlotte 3 Park MHP LLC and Townebank

10.7*	Amended and Restated Revolving Promissory Note, dated June 23, 2022, between Manufactured Housing Properties, Inc. and Gvest Real Estate Capital LLC

10.8*	Revolving Unsecured Promissory Note, dated June 29, 2022, between Manufactured Housing Properties Inc. and NAV Real Estate LLC

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2022	MANUFACTURED HOUSING PROPERTIES INC.

/s/ Raymond M. Gee
Name: Raymond M. Gee
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Chelsea H. Gee
Name: Chelsea H. Gee
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)