Form 10-Q
period 2022-09-30
MANUFACTURED HOUSING PROPERTIES INC.
filed 2022-11-14
CIK 1277998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

As of November 11, 2022, there were 12,493,012 common shares of the registrant issued and outstanding.

Manufactured Housing Properties Inc.

Quarterly Report on Form 10-Q

Period Ended September 30, 2022

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MANUFACTURED HOUSING PROPERTIES INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

	September 30, 2022	December 31, 2021
Assets	(unaudited)
Investment Property
Land	$27,845,291	$18,854,760
Site and Land Improvements	41,233,111	35,133,079
Buildings and Improvements	21,806,023	14,666,296
Construction in Process	2,575,086	3,030,456
Total Investment Property	93,459,511	71,684,591
Accumulated Depreciation	(7,285,503)	(4,832,300)
Net Investment Property	86,174,008	66,852,291
Cash and Cash Equivalents	1,896,839	1,401,134
Restricted Cash	5,018,079	705,195
Accounts Receivable	344,603	175,955
Other Assets	806,034	913,205
TOTAL ASSETS	$94,239,563	$70,047,780

Liabilities
Accounts Payable	$989,909	$477,484
Notes Payable, net of $3,561,671 and $2,064,294 debt discount, respectively	71,100,381	48,891,483
Lines of Credit – Variable Interest Entities, net of $141,061 and $151,749 debt discount, respectively	5,270,283	6,200,607
Lines of Credit – Related Party	2,000,000	150,000
Note Payable – Related Party	-	1,500,000
Accrued Liabilities including amounts due to related parties of $1,109,500 and $250,000, respectively	1,646,378	1,235,001
Tenant Security Deposits	863,961	705,195
Series C Redeemable Preferred Stock, par value $0.01 per share; 47,000 shares authorized; 15,994 and 5,734 shares issued and outstanding; redemption value $15,994,000 and $5,734,400 as of September 30, 2022 and December 31, 2021, respectively	14,888,366	5,214,370
Total Liabilities	96,759,278	64,374,140

Commitments and Contingencies (See note 6)

Redeemable Preferred Stock – subject to redemption
Series A Cumulative Redeemable Convertible Preferred Stock, par value $0.01 per share; 4,000,000 shares authorized; 1,866,000 and 1,886,000 shares issued and outstanding; redemption value $6,997,500 and $7,072,500 as of September 30, 2022 and December 31, 2021, respectively	6,129,145	5,841,771
Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized; 747,951 and 758,551 shares issued and outstanding; redemption value $11,219,265 and $11,378,265 as of September 30, 2022 and December 31, 2021, respectively	8,940,614	8,518,594

Deficit
Common Stock, par value $0.01 per share; 200,000,000 shares authorized; 12,478,012 and 12,403,680 shares are issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	124,780	124,037
Additional Paid in Capital	(4,952,551)	(3,160,712)
Accumulated Deficit	(11,186,912)	(4,672,537)
Total Manufactured Housing Properties Inc. Deficit	(16,014,683)	(7,709,212)
Non-controlling interest in Variable Interest Entities	(1,574,791)	(977,513)
Total Deficit	(17,589,474)	(8,686,725)
TOTAL LIABILITIES AND DEFICIT	$94,239,563	$70,047,780

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Rental and related income	$3,697,558	$2,250,169	$10,021,357	$5,690,227
Gross revenues from home sales	18,570	9,000	121,164	74,244
Total revenues	3,716,128	2,259,169	10,142,521	5,764,471

Community operating expenses
Repair and maintenance	287,686	177,878	803,505	401,068
Real estate taxes	186,358	97,328	584,280	296,568
Utilities	259,758	189,022	735,638	488,334
Insurance	87,044	35,315	226,341	103,712
General and administrative expense	510,036	218,830	1,291,276	522,952
Total community operating expenses	1,330,882	718,373	3,641,040	1,812,634

Corporate payroll and overhead	1,519,271	580,109	3,683,267	1,744,576
Depreciation expense	898,963	507,493	2,477,642	1,411,158
Interest expense	1,506,290	546,065	3,843,031	1,439,419
Refinancing costs	3,604,671	-	3,620,422	16,675
Cost of home sales	22,676	-	177,410	-
Total expenses	8,882,753	2,352,040	17,442,812	6,424,462
Other income	500	-	500	139,300
Net loss before provision for income taxes	(5,166,125)	(92,871)	(7,299,791)	(520,691)
Provision for income taxes	-	-	-	-
Net loss	$(5,166,125)	$(92,871)	$(7,299,791)	$(520,691)

Net loss attributable to non-controlling interest variable interest entities	(376,105)	(516,506)	(786,590)	(343,073)
Net income (loss) attributable to Manufactured Housing Properties, Inc.	(4,790,020)	423,635	(6,513,201)	(177,618)
Preferred stock dividends and put option value accretion
Series A preferred dividends	94,178	103,394	282,778	290,561
Series A preferred put option value accretion	117,726	118,146	353,472	354,396
Series B preferred dividends	151,785	151,786	455,355	427,517
Series B preferred put option value accretion	159,472	184,254	527,980	554,780
Total preferred stock dividends and put option value accretion	523,161	557,580	1,619,585	1,627,254
Net loss attributable to common stockholders	$(5,313,181)	$(133,945)	$(8,132,786)	$(1,804,872)

Weighted average shares - basic and fully diluted	12,812,232	12,923,355	12,779,543	12,921,485

Net loss per share – basic and fully diluted	$(0.41)	$(0.01)	$(0.64)	$(0.14)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL MANUFACTURED HOUSING PROPERTIES	NON CONTROLLING
	SHARES	PAR VALUE	CAPITAL	DEFICIT	INC.	INTEREST	DEFICIT
Balance at January 1, 2021	12,398,580	$124,016	$(1,052,611)	(3,574,194)	$(4,502,789)	$(419,275)	$(4,922,064)
Stock option expense	-	-	646	-	646	-	646
Preferred shares Series A dividends	-	-	(96,167)	-	(96,167)	-	(96,167)
Preferred shares Series A put option value accretion	-	-	(118,125)	-	(118,125)	-	(118,125)
Preferred shares Series B dividends	-	-	(129,409)	-	(129,409)	-	(129,409)
Preferred shares Series B put option value accretion	-	-	(185,839)	-	(185,839)	-	(185,839)
Common Stock issuance to preferred share holders	5,100	51	1,326	-	1,377	-	1,377
Contributions to VIE	-	-	-	-	-	12,371	12,371
Distributions from VIE	-	-	-	-	-	(20,000)	(20,000)
Net loss	-	-	-	(414,276)	(414,276)	55,085	(359,191)
Balance at March 31, 2021	12,403,680	$124,067	$(1,580,179)	$(3,988,470)	$(5,444,582)	$(371,819)	$(5,816,401)
Stock option expense	-	-	37,171	-	37,171	-	37,171
Preferred shares Series A dividends	-	-	(91,000)	-	(91,000)	-	(91,000)
Preferred shares Series A put option value accretion	-	-	(118,125)	-	(118,125)	-	(118,125)
Preferred shares Series B dividends	-	-	(146,322)	-	(146,322)	-	(146,322)
Preferred shares Series B put option value accretion	-	-	(184,687)	-	(184,687)	-	(184,687)
Distributions from VIE	-	-	-	-	-	(30,000)	(30,000)
Net Income (Loss)	-	-	-	(186,977)	(186,977)	118,348	(68,629)
Balance at June 30, 2021	12,403,680	$124,067	$(2,083,142)	$(4,175,447)	$(6,134,522)	$(283,471)	$(6,417,993)
Stock option expense	-	-	216	-	216	-	216
Preferred shares Series A put option value accretion	-	-	(118,146)	-	(118,146)	-	(118,146)
Preferred shares Series A dividends	-	-	(103,394)	-	(103,394)	-	(103,394)
Preferred shares Series B put option value accretion	-	-	(184,254)	-	(184,254)	-	(184,254)
Preferred shares Series B dividends	-	-	(151,786)	-	(151,786)	-	(151,786)
Distributions	-	-	-	-	-	(30,000)	(30,000)
Net Income (Loss)	-	-	-	423,635	423,635	(516,506)	(92,871)
Balance at September 30, 2021	12,403,680	124,067	(2,640,506)	(3,751,812)	(6,268,251)	(829,977)	(7,098,228)

Balance at January 1, 2022	12,403,680	$124,037	$(3,160,712)	$(4,672,537)	$(7,709,212)	$(977,513)	$(8,686,725)
Stock option expense	-	-	49,760	-	49,760	-	49,760
Preferred shares Series A dividends	-	-	(94,300)	-	(94,300)	-	(94,300)
Preferred shares Series A put option value accretion	-	-	(117,871)	-	(117,871)	-	(117,871)
Preferred shares Series B dividends	-	-	(151,785)	-	(151,785)	-	(151,785)
Preferred shares Series B put option value accretion	-	-	(184,254)	-	(184,254)	-	(184,254)
Distributions from VIE	-	-	-	-	-	(30,000)	(30,000)
Net Loss	-	-	-	(630,120)	(630,120)	(159,570)	(789,690)
Balance at March 31, 2022	12,403,680	$124,037	$(3,659,162)	$(5,302,657)	$(8,837,782)	$(1,167,083)	$(10,004,865)
Stock option expense	-	-	28,062	-	28,062	-	28,062
Common Stock issued through stock options	8,333	83	-	-	83	-	83
Preferred shares Series A dividends	-	-	(94,300)	-	(94,300)	-	(94,300)
Preferred shares Series A put option value accretion	-	-	(117,875)	-	(117,875)	-	(117,875)
Preferred shares Series B dividends	-	-	(151,785)	-	(151,785)	-	(151,785)
Preferred shares Series B put option value accretion	-	-	(184,254)	-	(184,254)	-	(184,254)
Distributions from VIE	-	-	-	-	-	(30,000)	(30,000)
Net Income (Loss)	-	-	-	(1,093,061)	(1,093,061)	(250,915)	(1,343,976)
Balance at June 30, 2022	12,412,013	$124,120	$(4,179,314)	$(6,395,718)	$(10,450,912)	$(1,447,998)	$(11,898,910)
Stock option expense	-	-	28,062	-	28,062	-	28,062
Common Stock issued through stock options	65,999	660	-	-	660	-	660
Preferred shares Series A dividends	-	-	(94,178)	-	(94,178)	-	(94,178)
Preferred shares Series A put option value accretion	-	-	(117,726)	-	(117,726)	-	(117,726)
Preferred shares Series B dividends	-	-	(151,785)	-	(151,785)	-	(151,785)
Preferred shares Series B put option value accretion	-	-	(159,472)	-	(159,472)	-	(159,472)
Distributions from VIE	-	-	-	-	-	(30,000)	(30,000)
Intercompany Transfer of Homes– Deemed Dividend	-	-	(278,138)	-	(278,138)	278,138	-
Joint Ventures Adjustment	-	-	-	(1,174)	(1,174)	1,174	-
Net Income (Loss)	-	-	-	(4,790,020)	(4,790,020)	(376,105)	(5,166,125)
Balance at September 30, 2022	12,478,012	$124,780	$(4,952,551)	$(11,186,912)	$(16,014,683)	$(1,574,791)	$(17,589,474)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net Loss	$(7,299,791)	$(520,691)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock option expense	105,884	38,033
Amortization of debt discount	481,545	140,423
Write off debt issuance costs recorded as debt discount	2,219,591	56,691
Write off acquisition and development pursuit costs	49,326	-
Prepayment penalty upon debt extinguishment	1,400,831	-
Gain on debt extinguishment	-	(139,300)
Loss on sales of homes	56,246	74,494
Depreciation	2,477,642	1,411,158
Changes in operating assets and liabilities:
Accounts receivable	(168,648)	(57,283)
Other assets	413,731	1,259,065
Accounts payable	451,425	95,250
Tenant security deposits	158,766	202,468
Accrued liabilities	(348,401)	108,900
Net Cash Provided by (Used in) Operating Activities	(1,853)	2,669,208
Cash Flows from Investing Activities:
Capital improvements	(1,872,803)	(1,317,405)
Proceeds from sales of homes	121,164	74,244
Purchases of investment properties	(6,444,135)	(2,390,000)
Payment of pursuit costs	(291,742)	-
Payment of acquisition costs	(471,096)	(160,384)
Net Cash Used in Investing Activities	(8,958,612)	(3,793,545)
Cash Flows from Financing Activities:
Proceeds from related party debt	4,700,000	-
Repayment of related party debt	(4,350,000)	-
Proceeds from refinanced notes payable and lines of credit	66,071,563	-
Repayment of notes payable upon refinance	(52,774,771)	-
Repayment of lines of credit upon refinance - VIEs	(3,085,607)
Repayment of notes payable	(506,656)	(458,844)
Repayment of lines of credit - VIEs	(147,144)	-
Proceeds from exercise of options	743	-
Proceeds from issuance of preferred stock	10,253,917	3,519,484
Payment of debt costs and Series C Preferred Stock costs recorded as debt discount	(3,956,743)	(927,191)
Prepayment penalty upon debt extinguishment	(1,400,831)	-
Redemption of Preferred Stock	(172,062)	(10,000)
Fees paid in advance for debt	(45,000)	-
Series A and Series B Preferred share dividends	(728,355)	(718,078)
Contribution to VIE	-	12,371
Distributions from VIE	(90,000)	(80,000)
Net Cash Provided by Financing Activities	13,769,054	1,337,742
Net change in cash, cash equivalents and restricted cash	4,808,589	213,405
Cash, cash equivalents and restricted cash at beginning of the period	2,106,329	1,988,857
Cash, cash equivalents and restricted cash at end of the period	$6,914,918	$2,202,262
Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$1,896,839	$1,660,242
Restricted cash	5,018,079	541,620
Total	$6,914,918	$2,202,262
Cash, cash equivalents and restricted cash consist of the following:
Beginning of period
Cash and cash equivalents	$1,401,134	$1,649,705
Restricted cash	705,195	339,152
Total	$2,106,329	$1,988,857
Cash paid for:
Income Taxes	$-	$-
Interest	$2,395,384	$1,249,612
Series C Preferred share dividends included in interest expense	$484,521	$-

Non-Cash Investing and Financing Activities
Notes and lines of credit related to acquisitions and capital improvements	$13,188,735	$10,072,286
Non-cash Series A and B Preferred Stock accretion	$881,452	$909,175
Debt issuance costs included in accounts payable and accrued liabilities	$1,061,000	$-
Stock issued in connection with Series B Preferred Stock issuance	$-	$1,377

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The December 31, 2021 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2022. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

The Company’s formation of all subsidiaries and VIEs’ date of consolidation are as follows:

Name of Subsidiary	State of Formation	Date of Formation	Ownership
Pecan Grove MHP LLC	North Carolina	October 12, 2016	100%
Azalea MHP LLC	North Carolina	October 25, 2017	100%
Holly Faye MHP LLC	North Carolina	October 25, 2017	100%
Chatham Pines MHP LLC	North Carolina	October 31, 2017	100%
Maple Hills MHP LLC	North Carolina	October 31, 2017	100%
Lakeview MHP LLC	South Carolina	November 1, 2017	100%
MHP Pursuits LLC	North Carolina	January 31, 2019	100%
Mobile Home Rentals LLC	North Carolina	September 30, 2016	100%
Hunt Club MHP LLC	South Carolina	March 8, 2019	100%
B&D MHP LLC	South Carolina	April 4, 2019	100%
Crestview MHP LLC	North Carolina	June 28, 2019	100%
Springlake MHP LLC	Georgia	October 10, 2019	100%
ARC MHP LLC	South Carolina	November 13, 2019	100%
Countryside MHP LLC	South Carolina	March 12, 2020	100%
Evergreen MHP LLC	Tennessee	March 17, 2020	100%
Golden Isles MHP LLC	Georgia	March 16, 2021	100%
Anderson MHP LLC	South Carolina	June 2, 2021	100%
Capital View MHP LLC	South Carolina	August 6, 2021	100%
Hidden Oaks MHP LLC	South Carolina	August 6, 2021	100%
North Raleigh MHP LLC	North Carolina	September 16, 2021	100%
Carolinas 4 MHP LLC	North Carolina	November 30, 2021	100%
Charlotte 3 Park MHP LLC	North Carolina	December 10, 2021	100%
Sunnyland MHP LLC	Georgia	January 7, 2022	100%
Warrenville MHP LLC	South Carolina	February 15, 2022	100%
Solid Rock MHP LLC	South Carolina	June 6, 2022	100%
Spaulding MHP LLC	Georgia	June 10, 2022	100%
Raeford MHP Development LLC	North Carolina	June 20, 2022	100%
Solid Rock MHP Homes LLC	South Carolina	June 22, 2022	100%
Country Estates MHP LLC*	North Carolina	July 6, 2022	100%
Statesville MHP LLC	North Carolina	July 6, 2022	100%
Timberview MHP LLC	North Carolina	July 7, 2022	100%
Red Fox MHP LLC	North Carolina	July 7, 2022	100%
Northview MHP LLC	North Carolina	July 8, 2022	100%
Meadowbrook MHP LLC	South Carolina	July 25, 2022	100%
Sunnyland 2 MHP LLC	Georgia	July 27, 2022	100%
Dalton 3 MHP LLC*	Georgia	August 8, 2022	100%
MHP Home Holdings LLC	North Carolina	August 17, 2022	100%
Glynn Acres MHP LLC*	Georgia	September 9, 2022	100%
Wake Forest 2 MHP LLC*	North Carolina	October 27, 2022	100%
Gvest Finance LLC	North Carolina	December 11, 2018	VIE
Gvest Homes I LLC	Delaware	November 9, 2020	VIE
Brainerd Place LLC	Delaware	February 24, 2021	VIE
Bull Creek LLC	Delaware	April 13, 2021	VIE
Gvest Anderson Homes LLC	Delaware	June 22, 2021	VIE
Gvest Capital View Homes LLC	Delaware	August 6, 2021	VIE
Gvest Hidden Oaks Homes LLC	Delaware	August 6, 2021	VIE
Gvest Springlake Homes LLC	Delaware	September 24, 2021	VIE
Gvest Carolinas 4 Homes LLC	Delaware	November 13, 2021	VIE
Gvest Sunnyland Homes LLC	Delaware	January 6, 2022	VIE
Gvest Warrenville Homes LLC	Delaware	February 14, 2022	VIE
Gvest Wake Forest 2 Homes LLC*	North Carolina	October 27, 2022	VIE

*	During the three and nine months ended September 30, 2022, there was no activity in Country Estates MHP LLC, Dalton 3 MHP LLC, Glynn Acres MHP LLC, Wake Forest 2 MHP LLC, and Gvest Wake Forest 2 Homes LLC.

All intercompany transactions and balances have been eliminated in consolidation. The Company does not have a majority or minority interest in any other company, either consolidated or unconsolidated.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

SEPTEMBER 30, 2022 AND 2021

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

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

For the nine months ended September 30, 2022, the potentially dilutive penny options for the purchase of 357,176 shares of Common Stock were included in basic loss per share. Other securities outstanding as of September 30, 2022 not included in dilutive loss per share, as the effect would be anti-dilutive, were 146,666 stock options and 1,866,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock, which are convertible into Common Stock for a total of 1,866,000 shares.

For the nine months ended September 30, 2021, the potentially dilutive penny options for the purchase of 519,675 shares of Common Stock were included in basic loss per share. Other securities outstanding as of September 30, 2021 not included in dilutive loss per share, as the effect would be anti-dilutive, were 186,500 stock options and 1,886,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock, which were convertible into Common Stock for a total of 1,886,000 shares.

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

Impairment Policy

The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the three and nine months ended September 30, 2022 and 2021.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

As of September 30, 2022, restricted cash consisted of $5,018,079 related to cash reserved for tenant security deposits of $863,961 and lender escrows for capital improvements, insurance, and real estate taxes of $4,154,118. As of December 31, 2021, restricted cash consisted of $705,195 related to cash reserved for tenant security deposits.

The Company maintains cash balances at banks and deposits at times may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially secure and, accordingly, minimal credit risk exists. At September 30, 2022 and December 31, 2021, the Company had approximately $642,000 and $763,000 above the FDIC-insured limit, respectively.

Liquidity

The consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred net losses each year since inception and has experienced nearly breakeven cash flows from operations during the nine months ended September 30, 2022. The portfolio refinance with KeyBank discussed in Note 5 drove the large net loss for the quarter ended September 30, 2022, which is a non-recurring cost going forward. Additionally, the Company is in an acquisitive, growth stage whereby it has doubled the number of home sites in its portfolio of manufactured housing communities over the past two years. The Company acquires communities and invests in physical improvements, implements operational efficiencies to cut costs, works to improve occupancy and collections, and increases rents based on each respective market all to stabilize the acquired communities to their full potential. The Company increased the number of home sites in its portfolio by 55% over the twelve months ended September 30, 2022, which are still stabilizing. The Company has incurred additional corporate payroll and overhead and interest expense in order to accomplish such growth which has driven losses and used operating cash flow.

The Company believes its current available cash and anticipated revenues is sufficient to fund its operations for at least the next twelve months following the filing of these consolidated financial statements and through December 2023. The Company also has two revolving promissory notes available to it from its officers as detailed in Note 5, if needed for working capital or other cash flow needs. Proceeds from the KeyBank portfolio refinance were used to pay off debt attached to a significant percentage of the Company owned manufactured homes which are now unencumbered and can be sold for additional cash flow, if needed.

The Company’s continued growth depends on the availability of suitable properties which meet its investment criteria and appropriate financing, which includes its ability to raise capital. There is no guarantee that any of these additional opportunities will materialize or that the Company will be able to take advantage of such opportunities. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. To the extent that funds or appropriate communities are not available, fewer acquisitions and capital improvements will be made.

Stock Based Compensation

All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached, or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable, the measurement date is the date the award is issued. The Company recorded stock option expense of $105,884 and $38,033 during the nine months ended September 30, 2022 and 2021, respectively.

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

SEPTEMBER 30, 2022 AND 2021

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

The Company recognizes interest and penalties, if any, with income tax expense in the accompanying unaudited condensed consolidated statement of operations. As of September 30, 2022, and December 31, 2021, there were no such accrued interest or penalties.

Reclassifications

Certain amounts in the prior period presentation have been reclassified to conform with the current presentation.

For the year ended December 31, 2021, the Company reclassed $705,195 cash reserved for tenant security deposits to separately present as restricted cash on the balance sheet.

For the nine months ended September 30, 2021, the Company reclassed $74,244 from cash used for capital improvements to proceeds from sale of homes within the net cash used in investing activities section of the unaudited condensed consolidated statement of cash flows and reclassed $160,384 from cash used for payment of acquisition costs within the financing activities section to the investing activities section.

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

SEPTEMBER 30, 2022 AND 2021

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

NOTE 2 – VARIABLE INTEREST ENTITIES

During the nine months ended September 30, 2022, Gvest Finance LLC formed two wholly owned subsidiaries, Gvest Sunnyland Homes LLC and Gvest Warrenville Homes LLC, both of which are considered VIEs. The Company consolidates the accounts of Gvest Finance LLC, Gvest Homes I LLC, Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Springlake Homes LLC, Gvest Carolinas 4 Homes LLC, Gvest Sunnyland Homes LLC, Gvest Warrenville Homes LLC, Brainerd Place LLC, and Bull Creek LLC and will continue to do so until they are no longer considered VIEs.

During the quarter ended September 30, 2022, the Company refinanced most of its debt and used the refinance proceeds to pay off loans totaling $4,664,384 for which homes owned by Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Carolinas 4 Homes LLC and Gvest Sunnyland Homes LLC were collateral. Homes in these communities were transferred to the Company’s wholly owned subsidiary, MHP Home Holdings LLC, in exchange for the debt paid off on behalf of these VIE entities owned by Gvest Finance LLC and intercompany debt forgiven totaling $460,226. This change in ownership of the homes is reflected in the current period’s balance sheet and the difference between the debt paid off and forgiven and the cost basis of the assets exchanged is reflected as an adjustment to additional paid in capital of $278,138 on the statement of changes in deficit which is eliminated in consolidation. Furthermore, the Company used refinance proceeds to pay off loans held by Gvest Finance LLC and Gvest Springlake Homes LLC which financed homes in the Springlake and Countryside communities. These VIE entities are in the process of obtaining replacement debt which has not been finalized of the date of this filing. An intercompany short-term loan of $3,908,731 is included in accrued liabilities and eliminated in consolidation equal to the Countryside and Springlake debt and refinance costs paid by the Company on the VIEs’ behalf. See Note 5 for more information about the refinance.

Included in the unaudited condensed consolidated results of operations for the three months ended September 30, 2022 and 2021 were net loss of $376,105 and $516,506, respectively, after deducting an additional management fee equal to cash flow after debt service per the management agreement of $11,045 and $328,762, respectively.

Included in the unaudited condensed consolidated results of operations for the nine months ended September 30, 2022 and 2021 were net loss of $786,590 and $343,073, respectively, after deducting an additional management fee equal to cash flow after debt service per the management agreement of $316,624 and $587,762, respectively.

The consolidated balance sheets as of September 30, 2022 and December 31, 2021 included the following amounts related to the consolidated VIEs.

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investment Property	$13,809,989	$14,144,268
Accumulated Depreciation	(870,439)	(597,650)
Net Investment Property	12,939,550	13,546,618
Cash and Cash Equivalents	43,729	98,900
Accounts Receivable	71,694	60,506
Other Assets	193,625	158,920
Total Assets	$13,248,598	$13,864,944

Liabilities and Deficit
Accounts Payable	$163,181	$169,298
Notes Payable, net of $16,953 and $0 debt discount, respectively	2,513,230	6,793,319
Line of Credit, net of $141,061 and $151,749 debt discount, respectively	5,270,284	6,200,607
Accrued Liabilities*	6,876,694	1,679,233
Total Liabilities	14,823,389	14,842,457

Non-controlling Interest	(1,574,791)	(977,513)
Total Non-controlling Interest in Variable Interest Entities	(1,574,791)	(977,513)

*	Included in accrued liabilities is an intercompany balance of $6,801,261 and $1,515,715 as of September 30, 2022 and December 31, 2021, respectively. The intercompany balances have been eliminated on the consolidated balance sheet.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

NOTE 3 – INVESTMENT PROPERTY

The following table summarizes the Company’s property and equipment balances are generally used to depreciate the assets on a straight-line basis:

	September 30, 2022	December 31, 2021
	(Unaudited)
Investment Property
Land	$27,845,291	$18,854,760
Site and Land Improvements	41,233,111	35,133,079
Buildings and Improvements	21,806,023	14,666,296
Construction in Process	2,575,086	3,030,456
Total Investment Property	93,459,511	71,684,591
Accumulated Depreciation	(7,285,503)	(4,832,300)
Net Investment Property	$86,174,008	$66,852,291

Depreciation expense totaled $898,963 and $507,493 for the three months ended September 30, 2022 and 2021, respectively, and $2,477,642 and $1,411,158 for the nine months ended September 30, 2022 and 2021, respectively.

During the nine months ended September 30, 2022, Gvest Finance LLC, the Company’s VIE, purchased twenty-five new manufactured homes for approximately $1,300,000 for use in the Golden Isles, Springlake, Sunnyland, and Crestview communities. The majority of these recently purchased homes along with several new homes purchased during 2021 are not yet occupiable and still in the set-up phase as of September 30, 2022 and included in Construction in Process on the balance sheet as of that date.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

NOTE 4 – ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2022, the Company acquired nine communities and two large parcels of undeveloped land. These were acquisitions from third parties and have been accounted for as asset acquisitions.

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

On July 7, 2022, the Company purchased a manufactured housing community located in Leesville, North Carolina consisting of 39 sites on approximately 11 acres for a total purchase price of $1,700,000. Solid Rock MHP LLC purchased the land and land improvements, and Solid Rock MHP Homes LLC purchased homes.

On July 29, 2022, the Company purchased a manufactured housing community located in Clyde, North Carolina consisting of 51 sites on approximately 9 acres for a total purchase price of $3,044,769. Red Fox MHP LLC purchased the land, land improvements, and homes.

On September 14, 2022, the Company purchased three manufactured housing communities located in Statesville, Thomasville, and Trinity, North Carolina consisting of 122 sites on approximately 75 acres for a total purchase price of $5,350,000. Statesville MHP LLC, Northview MHP LLC, and Timberview MHP LLC purchased the land and land improvements, and MHP Home Holdings LLC purchased homes.

During the nine months ended September 30, 2021, the Company acquired four manufactured housing communities; one in Brunswick, Georgia, one in Anderson, South Carolina and two in Columbia, South Carolina, and accounted for all as asset acquisitions.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

The Company entered into various purchase agreements during and after the nine months ended September 30, 2022 totaling an aggregate purchase price commitment of $10,400,000, which are inclusive of probable and non-probable acquisitions that have the potential to close at a future date. See Note 9 for more information about acquisitions that occurred subsequent to September 30, 2022, including the Glynn Acres community and Wake Forest portfolio.

Acquisition Date	Name (number of communities, if multiple)	Land	Improvements	Building	Total Purchase Price
March 2021	Golden Isles MHP	$1,050,000	$487,500	$-	$1,537,500
March 2021	Golden Isles Gvest	-	-	787,500	787,500
July 2021	Anderson MHP (10)	2,310,000	763,417	120,390	3,193,807
July 2021	Anderson Gvest (10)	-	-	2,006,193	2,006,193
September 2021	Capital View MHP	350,000	757,064	-	1,107,064
September 2021	Capital View Gvest	-	-	342,936	342,936
September 2021	Hidden Oaks MHP	290,000	843,440	-	1,133,440
September 2021	Hidden Oaks Gvest	-	-	416,560	416,560
	Total Purchase Price	$4,000,000	$2,851,421	$3,673,579	$10,525,000
	Acquisition Costs	-	277,991	5,963	283,954
	Total Investment Property	$4,000,000	$3,129,412	$3,679,542	$10,808 ,954

January 2022	Sunnyland MHP	$672,400	$891,580	$-	$1,563,980
January 2022	Sunnyland Gvest	-	-	636,020	636,020
March 2022	Warrenville MHP (2)	975,397	853,473	-	1,828,870
March 2022	Warrenville Gvest (2)	-	-	1,221,130	1,221,130
June 2022	Spaulding MHP	1,217,635	304,409	477,956	2,000,000
June 2022	Raeford MHP Parcel	650,000	-	-	650,000
July 2022	Solid Rock MHP	1,001,966	206,928	491,106	1,700,000
July 2022	Red Fox MHP	1,622,748	840,560	581,461	3,044,769
September 2022	Statesville MHP	1,078,015	1,100,473	120,729	2,299,217
September 2022	Northview MHP	505,319	247,045	116,979	869,343
September 2022	Timberview MHP	1,010,639	1,021,868	148,933	2,181,440
	Total Purchase Price	$8,734,119	$5,466,336	$3,794,314	$17,994,769
	Acquisition Costs	254,130	116,840	75,435	446,405
	Total Investment Property	$8,988,249	$5,583,176	$3,869,749	$18,441,174

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Pro-forma Financial Information

The following unaudited pro-forma information presents the combined results of operations for the three and nine months ended September 30, 2022 as if all acquisitions of manufactured housing communities during the three and nine months ended September 30, 2022, as well as several probable future acquisitions, had all occurred on January 1, 2022.

The below also presents the combined results of operations for the three and nine months ended September 30, 2021 as if all acquisitions of manufactured housing communities during the year ended December 31, 2021 and during the three and nine months ended September 30, 2022, as well as several probable future acquisitions, had all occurred on January 1, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 Pro Forma	2021 Pro Forma	2022 Pro Forma	2021 Pro Forma
Revenue	$4,055,065	$3,716,227	$11,746,146	$10,821,958
Community operating expenses	1,461,667	1,337,657	4,300,685	3,996,857
Corporate payroll and overhead expenses	1,519,271	580,109	3,683,267	1,744,576
Depreciation expense	987,005	941,692	2,854,646	2,809,597
Interest expense	1,634,157	976,150	4,367,555	2,844,249
Refinance costs	3,604,671	-	3,620,422	16,675
Cost of home sales	22,676	-	177,410	-
Other income	500	-	500	139,300
Net loss	(5,173,882)	(119,381)	(7,257,339)	(450,696)
Net loss attributable to non-controlling interest	(376,105)	(558,605)	(801,212)	(512,510)
Net income (loss) attributable to Manufactured Housing Properties, Inc	(4,797,777)	439,224	(6,456,127)	61,814
Preferred stock dividends / accretion	523,161	557,580	1,619,585	1,627,254
Net loss	$(5,320,938)	$(118,356)	$(8,075,712)	$(1,565,440)
Net loss per share	$(0.42)	$(0.01)	$(0.63)	$(0.12)

NOTE 5 – PROMISSORY NOTES

Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities and mobile homes. The interest rates on outstanding promissory notes range from 4% to 6% with 5 to 30 years principal amortization.  The promissory notes are secured by the real estate assets and twenty-nine loans totaling $70,393,053 are guaranteed by Raymond M. Gee.

On September 1, 2022, the Company, through its wholly owned subsidiaries, entered into twenty-three loan agreements with KeyBank National Association (“KeyBank”) and Fannie Mae for a total principal balance of $62,000,000. The loan proceeds were primarily used to pay off third party notes and line of credit with various other lenders totaling approximately $54,000,000, the promissory note issued to Metrolina discussed below for $1,500,000, and the revolving promissory note issued to Gvest Real Estate Capital LLC, discussed below for $2,000,000. KeyBank withheld approximately $4,000,000 in escrow for planned capital projects to improve the financed communities which is included in restricted cash on the unaudited condensed consolidated balance sheet. The Company recognized refinancing expense of $3,604,672 in connection with the debt extinguished including write-off of net unamortized debt issuance costs totaling $2,203,841, prepayment penalties of $1,385,596, and other fees of $15,234. The new loans with KeyBank are interest-only at 4.87% for the first 60 months of the term with principal and interest payments continuing thereafter until maturity on September 1, 2032. The Company may prepay the notes in part or in full subject to prepayment penalties if repaid before May 31, 2032, and without penalty if repaid on or subsequent to that date. The loans are secured by the real estate, which predominately excludes mobile homes, and are guaranteed by the Company and Raymond M. Gee. The Company capitalized $2,842,213 of debt issuance costs in connection with this refinancing including a $1,000,000 accrued guaranty fee owed to Raymond M. Gee to be paid at a later date.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

As of September 30, 2022, the outstanding principal balance on all third-party promissory notes was $74,662,052. The following are the terms of these notes:

	Maturity Date	Interest Rate	Interest Only Period (Months)	Balance September 30, 2022	Balance December 31, 2021
Pecan Grove MHP LLC	02/22/29	5.250%	-	$-	$2,969,250
Pecan Grove MHP LLC - KeyBank*	09/01/32	4.870%	60	4,489,000	-
Azalea MHP LLC	03/01/29	5.400%	-	-	790,481
Azalea MHP LLC - KeyBank*	09/01/32	4.870%	60	1,830,000	-
Holly Faye MHP LLC	03/01/29	5.400%	-	-	579,825
Holly Faye MHP LLC - KeyBank*	09/01/32	4.870%	60	1,608,000	-
Chatham MHP LLC	04/01/24	5.875%	-	-	1,698,800
Chatham MHP LLC - KeyBank*	09/01/32	4.870%	60	2,263,000	-
Lakeview MHP LLC	03/01/29	5.400%	-	-	1,805,569
Lakeview MHP LLC - KeyBank*	09/01/32	4.870%	60	3,229,000	-
B&D MHP LLC	05/02/29	5.500%	-	-	1,779,439
B&D MHP LLC - KeyBank*	09/01/32	4.870%	60	2,887,000	-
Hunt Club MHP LLC	01/01/33	3.430%	-	-	2,398,689
Hunt Club MHP LLC - KeyBank*	09/01/32	4.870%	60	2,756,000	-
Crestview MHP LLC	12/31/30	3.250%	-	-	4,682,508
Crestview MHP LLC - KeyBank*	09/01/32	4.870%	60	4,625,000	-
Maple Hills MHP LLC	12/01/30	3.250%	-	-	2,341,254
Maple Hills MHP LLC - KeyBank*	09/01/32	4.870%	60	2,570,000	-
Springlake MHP LLC*	12/10/26	4.750%	12	-	4,016,250
Springlake MHP LLC - KeyBank*	09/01/32	4.870%	60	6,590,000	-
ARC MHP LLC	01/01/30	5.500%	-	-	3,809,742
ARC MHP LLC - KeyBank*	09/01/32	4.870%	60	3,687,000	-
Countryside MHP LLC	03/20/50	5.500%	12	-	1,684,100
Countryside MHP LLC - KeyBank*	09/01/32	4.870%	60	4,343,000	-
Evergreen MHP LLC	04/01/32	3.990%	-	-	1,115,261
Evergreen MHP LLC - KeyBank*	09/01/32	4.870%	60	2,604,000	-
Golden Isles MHP LLC	03/31/26	4.000%	60	-	787,500
Golden Isles MHP LLC - KeyBank*	09/01/32	4.870%	60	1,987,000	-
Anderson MHP LLC*	07/10/26	5.210%	24	-	2,153,807
Anderson MHP LLC - KeyBank*	09/01/32	4.870%	60	5,118,000	-
Capital View MHP LLC*	09/10/26	5.390%	24	-	817,064
Capital View MHP LLC - KeyBank*	09/01/32	4.870%	60	829,000	-
Hidden Oaks MHP LLC*	09/10/26	5.330%	24	-	823,440
Hidden Oaks MHP LLC - KeyBank*	09/01/32	4.870%	60	764,000	-
North Raleigh MHP LLC	11/01/26	4.750%	-	-	5,304,409
North Raleigh MHP LLC - KeyBank*	09/01/32	4.870%	60	5,279,000	-
Charlotte 3 Park MHP LLC (Dixie, Driftwood, Meadowbrook)(1)	03/01/22	5.000%	2	-	1,500,000
Charlotte 3 Park MHP LLC (Dixie, Driftwood, Meadowbrook)(2)*	11/01/28	4.250%		-	-
Charlotte 3 Park MHP LLC (Dixie) - KeyBank	09/01/32	4.870%	60	485,000	-
Charlotte 3 Park MHP LLC (Driftwood) - KeyBank*	09/01/32	4.870%	60	274,000	-
Carolinas 4 MHP LLC (Asheboro, Morganton)*	01/10/27	5.300%	36	-	3,105,070
Carolinas 4 MHP LLC (Asheboro) - KeyBank*	09/01/32	4.870%	60	1,374,000	-
Carolinas 4 MHP LLC (Morganton) - KeyBank*	09/01/32	4.870%	60	1,352,000	-
Sunnyland MHP LLC(2)*	02/10/27	5.370%	36	-	-
Sunnyland MHP LLC - KeyBank*	09/01/32	4.870%	60	1,057,000	-
Warrenville MHP LLC*	03/10/27	5.590%	36	1,218,870	-
Spaulding MHP LLC	07/22/43	WSJ Prime +1%	12	1,600,000	-
Solid Rock MHP LLC	07/07/32	5.000%	12	925,000	-
Red Fox MHP LLC	08/01/32	5.250%	24	2,250,000	-
Statesville MHP LLC*	09/13/25	SOFR +2.35%	36	1,519,925	-
Timberview MHP LLC*	09/13/25	SOFR +2.35%	36	1,418,075	-
Northview MHP LLC - land (Seller Finance)	09/15/27	6.000%	60	792,654	-
Statesville, Northview, and Timberview MHP LLC - homes (Seller Finance)	09/15/27	6.000%	60	407,345	-
Gvest Finance LLC (B&D homes)	05/01/24	5.000%	-	624,833	657,357
Gvest Finance LLC (Countryside homes)	03/20/50	5.500%	-	-	1,287,843
Gvest Finance LLC (Golden Isles homes)	03/31/36	4.000%	180	684,220	787,500
Gvest Anderson Homes LLC*	07/10/26	5.210%	24	-	2,006,193
Gvest Capital View Homes LLC*	09/10/26	5.390%	24	-	342,936
Gvest Hidden Oaks Homes LLC*	09/10/26	5.330%	24	-	416,560
Gvest Carolinas 4 Homes LLC (Asheboro, Morganton)*	01/10/27	5.300%	36	-	1,294,930
Gvest Sunnyland Homes LLC(2)*	02/10/27	5.370%	36	-	-
Gvest Warrenville Homes LLC*	03/10/27	5.590%	36	1,221,130	-
Total Notes Payable				$74,662,052	$50,955,777
Discount Direct Lender Fees				(3,561,671)	(2,064,294)
Total Net of Discount				$71,100,381	$48,891,483

(1)	The Company repaid the Charlotte 3 Park MHP LLC note payable of $1,500,000 on March 1, 2022 and recognized refinancing cost expense totaling $15,751. This community was refinanced on April 14, 2022 with a different lender and the Company capitalized $258,023 of debt issuance costs related to the new note.
(2)	The Company entered into and paid off these promissory notes within the nine months ended September 30, 2022.

*	The notes indicated above are subject to certain financial covenants.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Lines of Credit – Variable Interest Entities

Facility	Borrower	Community	Maturity Date	Interest Rate	Maximum Credit Limit	Balance September 30, 2022	Balance December 31, 2021
Occupied Home Facility(1)	Gvest Homes I LLC	ARC, Crestview, Maple	01/01/30	8.375%	$20,000,000	$2,446,084	$2,517,620
Multi-Community Rental Home Facility	Gvest Finance LLC	ARC, Golden Isles	Various (3)	Greater of 3.25% or Prime, + 375 bps	$4,000,000	$1,475,714	$838,000
Multi-Community Floorplan Home Facility(1)(2)	Gvest Finance LLC	Golden Isles, Springlake, Sunnyland, Crestview	Various (3)	LIBOR + 6 – 8% based on days outstanding	$2,000,000	$1,489,546	$1,104,255
Springlake Home Facility(2)	Gvest Finance LLC	Springlake	12/10/26	6.75%	$3,300,000	$-	$1,892,481
Total Lines of Credit - VIEs						$5,411,344	$6,352,356
Discount Direct Lender Fees						$(141,061)	$(151,749)
Total Net of Discount						$5,270,283	$6,200,607

(1)	During the nine months ended September 30, 2022, the Company drew down $19,145 related to the Occupied Home Facility and $1,251,321 related to the Multi-Community Floorplan Home Facility and $693,881 was transferred from the Multi-Community Floorplan Home Facility to the Multi-Community Rental Home Facility as the homes became occupied as rental units.

(2)	Payments on the Multi-Community Floorplan Home Facility advances are interest only until each advance is paid off or transferred to the Multi-Community Rental Home Facility and payments on the Springlake Home Facility are interest only for the first six months. During the first quarter of 2022, the Company drew down $596,563 related to the Springlake Home Facility and used the proceeds to pay down the same amount on the Multi-Community Floorplan Home Facility so that all homes at Springlake were financed by one lender. During the nine months ended September 30, 2022, in connection with KeyBank refinancing, the Company repaid the outstanding balance of this facility on behalf of Gvest Finance LLC.

(3)	The maturity date of the of the Multi-Community Floorplan Line of Credit will vary based on each statement of financial transaction, a report identifying the funded homes and the applicable financial terms.

The agreements for each of the above line of credit facilities require the maintenance of certain financial ratios or other affirmative and negative covenants. All the above line of credit facilities are guaranteed by Raymond M. Gee.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Metrolina Promissory Note

On October 22, 2021, the Company issued a promissory note to Metrolina Loan Holdings, LLC (“Metrolina”), a significant stockholder, in the principal amount of $1,500,000. As of December 31, 2021, the balance on this note was $1,500,000. On September 2, 2022, the Company repaid the full outstanding balance of the loan with proceeds from the KeyBank portfolio refinance. The note bore interest at a rate of 18% per annum and was set to mature on April 1, 2023. The note was guaranteed by Raymond M. Gee. During the nine months ended September 30, 2022 and 2021, interest expense totaled $181,233 and $0, respectively. During the three months ended September 30, 2022 and 2021, interest expense totaled $47,342 and $0, respectively.

Raymond M. Gee Promissory Note

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, pursuant to which the Company could borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. In September 2020, the Company paid off the full balance; however, the line of credit remained available to the Company until it was cancelled in December 2021. As of September 30, 2022 and December 31, 2021, there was no outstanding balance on the note.

Gvest Revolving Promissory Note

On December 27, 2021, the Company issued a revolving promissory note to Gvest Real Estate Capital, LLC, an entity whose sole owner is Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 on a revolving basis for working capital or acquisition purposes. As of December 31, 2021, the outstanding balance on this note was $150,000. On September 9, 2022, the Company paid off the full balance with proceeds from the KeyBank portfolio refinance. During the period while the note was outstanding, the maximum credit limit on this note was increased to $2,000,000 and the Company borrowed an aggregate of $2,700,000. This note had a five-year term and was interest-only based on a 15% annual rate through the maturity date and was unsecured. During the nine months ended September 30, 2022 and 2021, interest expense totaled $87,542 and $0, respectively. During the three months ended September 30, 2022 and 2021, interest expense totaled $59,167 and $0, respectively.

NAV Real Estate LLC Promissory Note

On June 29, 2022, the Company issued a revolving promissory note to NAV RE, LLC, an entity whose owners are Adam Martin, the Company’s chief investment officer, and his spouse, pursuant to which the Company may borrow up to $2,000,000 on a revolving basis for working capital or acquisition purposes. On the same date, the Company borrowed $2,000,000. As of September 30, 2022, the outstanding principal balance on this note was $2,000,000. This note has a five-year term and is interest-only based on an 15% annual rate through the maturity date and is unsecured. During the three and nine months ended September 30, 2022, interest expense totaled $76,667 and $77,500, respectively.

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable at September 30, 2022 by fiscal year were:

2022	41,147
2023	367,130
2024	1,751,244
2025	3,362,574
2026	454,742
Thereafter	76,096,560
Total minimum principal payments	$82,073,396

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

SEPTEMBER 30, 2022 AND 2021

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

Dividend Rate and Payment Dates. Dividends on the Series A Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series A Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.017 per share each month, which is equivalent to the rate of 8% of the $2.50 liquidation preference per share. Dividends on shares of Series A Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the nine months ended September 30, 2022 and 2021, the Company paid dividends of $282,778 and $290,561, respectively.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series A Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series A Preferred Stock at a call price equal to $3.75, or 150% of the original issue price of the Series A Preferred Stock, and correspondingly, each holder of shares of Series A Preferred Stock shall have a right to put the shares of Series A Preferred Stock held by such holder back to the Company at a put price equal to $3.75, or 150% of the original issue purchase price of such shares. During the nine months ended September 30, 2022 and 2021, the Company recorded a put option value accretion of $353,472 and $354,396, respectively.

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

As of September 30, 2022 and December 31, 2021, there were 1,866,000 and 1,886,000 shares of Series A Preferred Stock issued and outstanding, respectively. As of September 30, 2022, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,665,000 and accretion of put options totaling $1,464,145. As of December 31, 2021, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,715,000 and accretion of put options totaling $1,126,771.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

Dividend Rate and Payment Dates. Dividends on the Series B Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series B Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.067 per share each month, which is equivalent to the annual rate of 8% of the $10.00 liquidation preference per share; provided that upon an event of default (generally defined as the Company’s failure to pay dividends when due or to redeem shares when requested by a holder), such amount shall be increased to $0.083 per month, which is equivalent to the annual rate of 10% of the $10.00 liquidation preference per share. During the nine months ended September 30, 2022 and 2021, the Company paid dividends of $455,355 and $427,517, respectively.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series B Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series B Preferred Stock at a call price equal to $15.00, or 150% of the original issue price of the Series B Preferred Stock, and correspondingly, each holder of shares of Series B Preferred Stock shall have a right to put the shares of Series B Preferred Stock held by such holder back to the Company at a put price equal to $15.00, or 150% of the original issue purchase price of such shares. During the nine months ended September 30, 2022 and 2021, the Company recorded a put option value accretion of $527,980 and $554,780, respectively.

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

No Conversion Right. The Series B Preferred Stock is not convertible into shares of Common Stock.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

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

This offering terminated on March 30, 2021 thus, the Company sold no shares of Series B Preferred Stock during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company sold an aggregate of 117,297 shares of Series B Preferred Stock for total gross proceeds of $1,172,970. After deducting a placement fee and other expenses, the Company received net proceeds of $1,087,485.

As of September 30, 2022, there were 747,951 shares of Series B Preferred Stock issued and outstanding and the Series B Preferred Stock balance was made up of Series B Preferred Stock, net of commissions, totaling $7,079,716 and accretion of put options totaling $1,860,898. As of December 31, 2021, there were 758,551 shares of Series B Preferred Stock issued and outstanding and the Series B Preferred Stock balance was made up of Series B Preferred Stock, net of commissions, totaling $7,185,716 and accretion of put options totaling $1,332,878.

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

Dividend Rate and Payment Dates. Dividends on the Series C Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series C Preferred Stock are entitled to receive cumulative monthly cash dividends at a per annum rate of 7% of the stated value (or $5.83 per share each month based on the initial stated value). Dividends on each share begin accruing on, and are cumulative from, the date of issuance and regardless of whether the board of directors declares and pays such dividends. Dividends on shares of Series C Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the nine months ended September 30, 2022, the Company paid dividends of $484,521. Due to timing of payments, accrued dividends of $112,695 is presented in accrued liabilities on the balance sheet as of September 30, 2022.

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

SEPTEMBER 30, 2022 AND 2021

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

During the nine months ended September 30, 2022, the Company sold an aggregate of 10,260 shares of Series C Preferred Stock for total gross proceeds of $10,253,917. After deducting a placement fee and other expenses, the Company received net proceeds of $9,573,085.

As of September 30, 2022 there were 15,994 shares of Series C Preferred Stock issued and outstanding and the Series C Preferred Stock balance was made up of Series C Preferred Stock gross proceeds totaling $15,988,317 net of total unamortized debt issuance costs of $1,099,951.

As of December 31, 2021, there were 5,734 shares of Series C Preferred Stock issued and outstanding and the Series C Preferred Stock balance was made up of Series C Preferred Stock gross proceeds totaling $5,734,400 net of total unamortized debt issuance costs of $520,030.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Common Stock

The Company is authorized to issue up to 200,000,000 shares of Common Stock, par value $0.01 per share. As of September 30, 2022 and December 31, 2021, there were 12,478,012 and 12,403,680 shares of Common Stock issued and outstanding, respectively.

Stock Issued for Cash

During the nine months ended September 30, 2022, the Company issued 74,332 shares of Common Stock upon employee exercise of stock options for total exercise price of $743.

During the nine months ended September 30, 2021, the Company issued 5,100 shares of Common Stock, valued at $1,377, to early investors in the prior Regulation A offering.

Equity Incentive Plan

In December 2017, the Board of Directors, with the approval of a majority of the stockholders of the Company, adopted the Manufactured Housing Properties Inc. Stock Compensation Plan (the “Plan”) which is administered by the Compensation Committee. As of September 30, 2022, there were 503,842 shares granted and 496,158 shares remaining available under the Plan. The Company has issued options to directors, officers, and employees under the Plan.

During the nine months ended September 30, 2022 and 2021, the Company issued 145,000 and 50,000 options and recorded stock option expense of $105,884 and $38,033, respectively. The aggregate fair value of the options issued during the nine months ended September 30, 2022 was $570,221. The vesting schedule for 100,000 options issued to an officer in April 2022 is as follows: one third vest after one year, and two thirds vest in equal installments over the succeeding two-year period. The vesting schedule for the other 45,000 options issued during the nine months ended 2022 is as follows: one third vest immediately, and two thirds vest in equal annual installments over the succeeding two-year period. All options were granted at a price of $0.01 per share, which represents a price that may be deemed to be below the market value per share of the Company’s common stock as defined by the Plan.

The following table summarizes the stock options outstanding as of September 30, 2022:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2021	706,175	$0.01	6.6
Granted	145,000	0.01	9.5
Exercised	(78,333)	(0.01)	(6.2)
Forfeited / cancelled / expired	(269,000)	(0.01)	(5.9)
Outstanding at September 30, 2022	503,842	0.01	6.8
Exercisable at September 30, 2022	357,175	0.01	5.7

As of September 30, 2022, there were 503,842 “in-the-money” options with an aggregate intrinsic value of $851,493. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options holders exercised their options on September 30, 2022.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

The following table summarizes information concerning options outstanding as of September 30, 2022.

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price
$0.01	288,675	5.2	$0.01	288,675	$0.01
$0.01	28,500	7.3	$0.01	28,500	$0.01
$0.01	50,000	8.3	$0.01	33,333	$0.01
$0.01	136,667	9.5	$0.01	6,667	$0.01

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

Stock option assumptions	September 30, 2022	September 30, 2021
Risk-free interest rate	1.40-2.84%	0.26-1.40%
Expected dividend yield	0.00%	0.00%
Expected volatility	237.85-249.77%	16.03-273.98%
Expected life of options (in years)	6.5-7	6.5

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

In August 2019, the Company entered into an office lease agreement with 136 Main Street LLC, an entity whose sole owner is Gvest Real Estate LLC, whose sole owner is Mr. Gee, for the lease of the Company’s offices. The lease is $12,000 per month and is on a month-to-month term. During the nine months ended September 30, 2022 and 2021, the Company paid $108,000 of rent expense to 136 Main Street LLC. During the three months ended September 30, 2022 and 2021, the Company paid $36,000 of rent expense to 136 Main Street LLC.

During the nine months ended September 30, 2022, Raymond M. Gee received fees totaling $1,080,000 for his personal guaranty on certain promissory notes relating to the acquisition and refinancing of mobile home communities owned by the Company, including $250,000 in relation to the Asheboro and Morganton acquisitions which were accrued for at December 31, 2021 and paid in January 2022. The Company also accrued $1,000,000 guaranty fee owed to Raymond M. Gee during the nine months ended September 30, 2022 for his personal guaranty of the KeyBank $62 million portfolio refinance made up of several loans discussed in Note 5 to be paid at a later date. During the nine months ended September 30, 2021, Mr. Gee received $400,000 for his personal guaranties on four promissory notes relating to the acquisitions of the assets acquired by the Company at our Anderson, Capital View, and Hidden Oaks Communities.

During the nine months ended September 30, 2022, the Company entered into a consulting agreement with Gvest Real Estate Capital, LLC for development consulting and management services related to several upcoming mobile home community development projects at the Sunnyland and Raeford properties and assistance with major capital improvement projects at existing communities. The consulting agreement is $8,000 per month and is on a month-to-month term. During the nine months ended September 30, 2022, the Company paid $8,000 for development consulting services to Gvest Real Estate Capital LLC.

During the nine months ended September 30, 2022, the Company entered into a consulting agreement with Two Oaks Capital LLC, and entity whose sole owner is John Gee, a director of the Company and son of Raymond M. Gee, for consulting services related to the KeyBank Refinance totaling $32,000.

During the nine months ended September 30, 2022, the Company entered into an agreement with Gvest Capital LLC, an entity whose sole owner is Raymond M. Gee, and its employee Michael P. Kelly, a significant beneficial stockholder, whereby the Company pays a fee per completed acquisition and a monthly retainer fee to Mr. Kelly for legal services in connection with acquisitions and other operating matters. During the three and nine months ended September 30, 2022, the company paid Mr. Kelly $35,000 and $55,000, respectively.

See Note 2 for information regarding related party VIEs.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

NOTE 9 – SUBSEQUENT EVENTS

Additional Closings of Regulation A Offering

Subsequent to September 30, 2022, the Company sold an aggregate of 2,294 shares of Series C Preferred Stock in additional closings of this offering for total gross proceeds of $2,291,580. After deducting a placement fee, the Company received net proceeds of approximately $2,140,701.

Glynn Acres Acquisition

On July 12, 2022, MHP Pursuits LLC entered into a purchase and sale agreement with an individual for the purchase of a manufactured housing community located in Brunswick, Georgia, consisting of 21 sites and 21 homes on approximately 2.9 acres for a total purchase price of $1,125,000. On September 27, 2022, MHP Pursuits LLC assigned its rights and obligations in the purchase agreement to Glynn Acres MHP LLC, an entity wholly owned by the Company, pursuant to an assignment of purchase and sale agreement. On October 7, 2022, closing of the purchase agreement was completed and Glynn Acres MHP LLC purchased the land, land improvements, and buildings, further expanding the Company’s presence in the Brunswick market. Proforma financial information is included in the unaudited proforma combined results of operations in Note 4.

In connection with the closing of the property, on October 7, 2022, Glynn Acres MHP LLC entered into a loan agreement with the sellers, a third-party, for a loan in the principal amount of $900,000 and issued a promissory note to the lenders for the same amount.

Interest on the disbursed and unpaid principal balance accrues from the date funds are first disbursed at a rate of 6.00% per annum, interest only until maturity on November 1, 2042. Payments of $6,448 will begin on December 1, 2022 and continue the 1st of every month until maturity. Glynn Acres MHP LLC may prepay the note in part or in full during the first 60 months of the loan term subject to a penalty of 3% of the outstanding loan balance or afterwards without penalty.

The note is secured by a first priority security interest in the property. The loan agreement and note contain customary financial and other covenants and events of default for a loan of its type.

Stock Options Exercise

On October 4, 2022, the Company issued 15,000 common shares to a former employee upon exercise of stock options pursuant to the Stock Compensation Plan administered by the Compensation Committee.

Wake Forest Portfolio Acquisition

On June 24, 2022, MHP Pursuits LLC entered into a purchase and sale agreement with two individuals for the purchase of 100% membership interests in MACRAL Properties LLC and Ron-Ran Enterprises LLC, two North Carolina limited liability companies that own two manufactured housing communities located in Wake Forest, North Carolina, a part of the Raleigh metropolitan area, for a total purchase price of $4,500,000. The two communities consist of 72 sites and 54 homes on approximately 43 acres.

On November 11, 2022, MHP Pursuits LLC assigned its rights and obligations in the purchase agreement to Wake Forest 2 MHP LLC and Gvest Wake Forest 2 Homes LLC pursuant to an assignment of purchase and sale agreement. On November 14, 2022, closing of the purchase agreement was completed and Wake Forest 2 MHP LLC purchased the membership interests. Proforma financial information is included in the unaudited proforma combined results of operations in Note 4.

In connection with the closing of the property, on November 14, 2022, MACRAL Properties LLC, Ron-Ran Enterprises LLC, and Gvest Wake Forest 2 Homes LLC, entered into a loan agreement with Vanderbilt Mortgage and Finance for a loan in the principal amount of $3,600,000 and issued a promissory note to the lender for the same amount.

Interest on the disbursed and unpaid principal balance accrues from the date funds are first disbursed at a rate of 7.39% per annum. Interest only payments will begin on January 10, 2023 and continue the 10th of every month until December 10, 2025 and thereafter amortize over three hundred and sixty consecutive monthly installments of principal and interest through November 10, 2027. The note matures on December 10, 2027 at which point all accrued but unpaid interest and outstanding principal balance is due. The note may be prepaid in part or in full during the first 60 months of the loan term subject to a penalty as specified in the loan agreement or thereafter, without penalty.

The note is secured by a first priority security interest in the property. The loan agreement and note contain customary financial and other covenants and events of default for a loan of its type.

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

We own and operate fifty-two manufactured housing communities containing approximately 2,472 developed sites and 1,324 company-owned, manufactured homes. Our communities are located in Georgia, North Carolina, South Carolina and Tennessee.

As of September 30, 2022, our portfolio of manufactured housing properties consisted of the following:

●	Pecan Grove – a 82 lot, all-age community situated on 10.71 acres and located in Charlotte, North Carolina.

●	Azalea Hills – a 39 lot, all-age community situated on 7.46 acres and located in Gastonia, North Carolina, a suburb of Charlotte, North Carolina.

●	Holly Faye – a 35 lot all-age community situated on 8.01 acres and located in Gastonia, North Carolina, a suburb of Charlotte North Carolina.

●	Lakeview – a 84 lot all-age community situated on 17.26 acres in Spartanburg, South Carolina.

●	Chatham Pines – a 49 lot all-age community situated on 23.57 acres and located in Chapel Hill, North Carolina.

●	Maple Hills – a 74 lot all-age community situated on 21.20 acres and located in Mills River, North Carolina, which is part of the Asheville, North Carolina, Metropolitan Statistical Area.

●	Hunt Club Forest – a 78 lot all-age community situated on 13.02 acres and located in the Columbia, South Carolina metro area.

●	B&D – a 96 lot all-age community situated on 17.75 acres and located in Chester, South Carolina.

●	Crestview – a 113 lot all age community situated on 17.1 acres and located in the Asheville, North Carolina, Metropolitan Statistical Area.

●	Springlake – three all-age communities with 224 lots situated on 72.7 acres and located in Warner Robins, Georgia.

●	ARC – five all-age communities with 180 lots situated on 39.34 acres and located in Lexington, South Carolina.

●	Countryside – a 110 lot all-age community situated on 35 acres and located in Lancaster, North Carolina.

●	Evergreen – a 65 lot all-age community situated on 28.4 acres and located in Dandridge, Tennessee.

●	Golden Isles – a 107 lots all-age community situated on 16.76 acres and located in Brunswick, Georgia.

●	Anderson – ten all-age communities with 178 lots situated on 50 acres and located in Anderson, South Carolina.

●	Capital View – a 32 lot all-age community situated on 9.84 acres and located in Gaston, South Carolina.

●	Hidden Oaks - a 44 lot all-age community situated on 8.96 acres and located in West Columbia, South Carolina.

●	North Raleigh – five all-age communities with 138 lots situated on 135 acres and located in Franklin and Granville Counties, North Carolina.

●	Dixie – a 37 lot all-age community situated on 3.43 acres and located in Kings Mountain, North Carolina.

●	Driftwood – a 26 lot all-age community situated on 34.92 acres and located in Charlotte, North Carolina.

●	Meadowbrook – a 94 lot all-age community situated on 40.1 acres and located in York, South Carolina.

●	Morganton – a 61 lot all-age community situated on 31.29 acres and located in Morganton, North Carolina.

●	Asheboro – a 84 lot all-age community situated on 45.4 acres and located in Asheboro, North Carolina.

●	Sunnyland – a 73 lot all-age community situated on 18.57 acres and an adjacent parcel of 15 acres of undeveloped land both located in Byron, Georgia.

●	Warrenville – two all-age communities with 85 lots situated on 45 acres and located in Warrenville, South Carolina.

●	Lake Village (fka Spaulding) – a 72 lot all-age community situated on 17 acres and located in Brunswick, Georgia.

●	Solid Rock – a 39 lot all-age community situated on 11 acres and located in Leesville, South Carolina.

●	Red Fox – a 51 lot all-age community situated on 9 acres and located in Clyde, North Carolina.

●	Statesville – a 44 lot all age community situated on 12.86 acres and located in Statesville, North Carolina.

●	Timberview – a 55 lot all age community situated on 50 acres and located in Trinity, North Carolina.

●	Northview – a 23 lot all age community situated on 3.75 acres and located in Thomasville, North Carolina.

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

Recent Developments

Additional Closings of Regulation A Offering

Subsequent to September 30, 2022, we sold an aggregate of 2,294 shares of Series C Preferred Stock in additional closings of this offering for total gross proceeds of $2,291,580. After deducting a placement fee, we received net proceeds of approximately $2,140,701.

Glynn Acres Acquisition

On July 12, 2022, MHP Pursuits LLC, our wholly owned subsidiary, entered into a purchase and sale agreement with a third-party for the purchase of a manufactured housing community located in Brunswick, Georgia, consisting of 21 sites and 21 homes on approximately 2.9 acres for a total purchase price of $1,125,000. On September 27, 2022, MHP Pursuits LLC assigned its rights and obligations in the purchase agreement to Glynn Acres MHP LLC, an entity wholly owned by the Company, pursuant to an assignment of purchase and sale agreement. On October 7, 2022, closing of the purchase agreement was completed and Glynn Acres MHP LLC purchased the land, land improvements, and buildings, further expanding the Company’s presence in the Brunswick market. Proforma financial information is included in the unaudited proforma combined results of operations in Note 4 of the notes to condensed consolidated financial statements.

In connection with the closing of the property, on October 7, 2022, Glynn Acres MHP LLC entered into a loan agreement with the sellers, a third-party, for a loan in the principal amount of $900,000 and issued a promissory note to the lenders for the same amount.

Interest on the disbursed and unpaid principal balance accrues from the date funds are first disbursed at a rate of 6.00% per annum, interest only until maturity on November 1, 2042. Payments of $6,448 will begin on December 1, 2022 and continue the 1st of every month until maturity. Glynn Acres MHP LLC may prepay the note in part or in full during the first 60 months of the loan term subject to a penalty of 3% of the outstanding loan balance or afterwards without penalty.

The note is secured by a first priority security interest in the property. The loan agreement and note contain customary financial and other covenants and events of default for a loan of its type.

Wake Forest Portfolio Acquisition

On June 24, 2022, MHP Pursuits LLC entered into a purchase and sale agreement with two individuals for the purchase of 100% membership interests in MACRAL Properties LLC and Ron-Ran Enterprises LLC, two North Carolina limited liability companies that own two manufactured housing communities located in Wake Forest, North Carolina, a part of the Raleigh metropolitan area, for a total purchase price of $4,500,000. The two communities consist of 72 sites and 54 homes on approximately 43 acres.

On November 11, 2022, MHP Pursuits LLC assigned its rights and obligations in the purchase agreement to Wake Forest 2 MHP LLC and Gvest Wake Forest 2 Homes LLC pursuant to an assignment of purchase and sale agreement. On November 14, 2022, closing of the purchase agreement was completed and Wake Forest 2 MHP LLC purchased the membership interests. Proforma financial information is included in the unaudited proforma combined results of operations in Note 4 of the notes to condensed consolidated financial statements.

In connection with the closing of the property, on November 14, 2022, MACRAL Properties LLC, Ron-Ran Enterprises LLC, and Gvest Wake Forest 2 Homes LLC, entered into a loan agreement with Vanderbilt Mortgage and Finance for a loan in the principal amount of $3,600,000 and issued a promissory note to the lender for the same amount.

Interest on the disbursed and unpaid principal balance accrues from the date funds are first disbursed at a rate of 7.39% per annum. Interest only payments will begin on January 10, 2023 and continue the 10th of every month until December 10, 2025 and thereafter amortize over three hundred and sixty consecutive monthly installments of principal and interest through November 10, 2027. The note matures on December 10, 2027 at which point all accrued but unpaid interest and outstanding principal balance is due. The note may be prepaid in part or in full during the first 60 months of the loan term subject to a penalty as specified in the loan agreement or thereafter, without penalty.

The note is secured by a first priority security interest in the property. The loan agreement and note contain customary financial and other covenants and events of default for a loan of its type.

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

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

The following table sets forth key components of our results of operations during the three months ended September 30, 2022 and 2021, both in dollars and as a percentage of our revenues.

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$3,697,558	99.50%	2,250,169	99.60%
Gross revenues from home sales	18,570	0.50%	9,000	0.40%
Total revenues	3,716,128	100.00%	2,259,169	100.00%
Community operating expenses
Repair and maintenance	287,686	7.74%	177,878	7.87%
Real estate taxes	186,358	5.01%	97,328	4.31%
Utilities	259,758	6.99%	189,022	8.37%
Insurance	87,044	2.34%	35,315	1.56%
General and administrative expense	510,036	13.72%	218,830	9.69%
Total community operating expenses	1,330,882	35.81%	718,373	31.80%
Corporate payroll and overhead	1,519,271	40.88%	580,109	25.68%
Depreciation expense	898,963	24.19%	507,493	22.46%
Interest expense	1,506,290	40.53%	546,065	24.17%
Refinancing costs	3,604,671	97.00%	-	-
Cost of home sales	22,676	0.61%	-	-
Total expenses	8,882,753	239.03%	2,352,040	104.11%
Other income	500	0.01%	-	-%
Net loss	$(5,166,125)	(139.02)%	(92,871)	(4.11)%
Variable interest entity share of net loss	(376,105)	(10.12)%	(516,506)	(22.86)%
Net income (loss) attributable to our company	$(4,790,020)	(128.90)%	423,635	18.75%
Preferred stock dividends and put option value accretion	523,161	14.08%	557,580	24.68%
Net loss attributable to common stockholders	$(5,313,181)	(142.98)%	(133,945)	(5.93)%

Revenues. For the three months ended September 30, 2022, we earned total revenues of $3,716,128, as compared to $2,259,169 for the three months ended September 30, 2021, an increase of $1,456,959, or 64.49%. The increase in revenues between the periods was primarily due to $1,060,338 of rental income from the acquisition of twenty-two manufactured housing communities during and subsequent to September 2021. The remaining increase was due to occupancy and rental rate increases.

Community Operating Expenses. For the three months ended September 30, 2022, we incurred total community operating expenses of $1,330,882, as compared to $718,373 for the three months ended September 30, 2021, an increase of $612,509, or 85.26%. The increase in community operating expenses was primarily due to $387,757 of additional expenses associated with the twenty-two properties acquired during and subsequent to September 2021, including additional repairs and maintenance, insurance, utilities, and real estate tax expenses and additional payroll as we hired additional on-site maintenance staff at several of our new parks to increase efficiencies and decrease contract labor costs.

Corporate Payroll and Overhead Expenses. For the three months ended September 30, 2022, we incurred corporate payroll and overhead expenses of $1,519,271, as compared to $580,109 for the three months ended September 30, 2021, an increase of $939,162, or 161.89%. This increase was primarily due to increased payroll including corporate salaries and benefits expense of $330,770 due to hiring additional personnel to support our future growth, $154,000 of additional legal and accounting expense accruals, and approximately $100,000 of pursuit costs written off during the quarter related to an acquisition that the Company abandoned based on late-stage due diligence findings. Additionally, during the three months ended September 30, 2022, we accrued $225,000 for employee year-end bonuses, as compared to no accrual during the three months ended September 30, 2021.

Depreciation Expense. For the three months ended September 30, 2022, we recorded depreciation of our assets totaling $898,963, as compared to $507,493 for the three months ended September 30, 2021, an increase of $391,470, or 77.14%. The increase in depreciation was driven by approximately $327,000 related to assets in twenty-two manufactured housing communities that were acquired during and subsequent to September 2021. The remaining increase was due to depreciation of capital improvement projects completed subsequent to September 30, 2021, such as home renovations and new home installations.

Interest Expense. For the three months ended September 30, 2022, we incurred interest expense of $1,506,290, as compared to $546,065 for the three months ended September 30, 2021, an increase of $960,225, or 175.84%. The increase was primarily due to $379,079 of interest on additional debt incurred to acquire new properties and new homes during and subsequent to September 2021, $183,175 of interest on related party debt issued subsequent to September 30, 2021, and an increase of $217,291 in dividends paid to series C preferred stockholders, which are included in interest expense given the liability treatment of the mandatorily redeemable Series C Cumulative Redeemable Preferred Stock.

Refinancing Costs. For the three months ended September 30, 2022, we incurred refinancing costs of $3,604,671, as compared to $0 for the three months ended September 30, 2021, an increase of 100% caused by a non-recurring major portfolio refinance through KeyBank National Association and Fannie Mae, which refinanced most of the outstanding debt in our portfolio for a total new principal balance of $62,000,000. We incurred refinancing expense of $3,604,672 in connection with the debt we extinguished including write-off of net unamortized debt issuance costs totaling $2,203,841, prepayment penalties of $1,385,596, and other fees of $15,234.

Net Loss. The factors described above resulted in a net loss of $5,166,125 for the three months ended September 30, 2022, as compared to $92,871 for the three months ended September 30, 2021, an increase of $5,073,254, or 5,462.69%, predominately driven by non-recurring refinance costs.

Comparison of Nine Months Ended September 30, 2022 and 2021

The following table sets forth key components of our results of operations during the nine months ended September 30, 2022 and 2021, both in dollars and as a percentage of our revenues.

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$10,021,357	98.81%	5,690,227	98.71%
Gross revenues from home sales	121,164	1.19%	74,244	1.29%
Total revenues	10,142,521	100.00%	5,764,471	100.00%
Community operating expenses
Repair and maintenance	803,505	7.92%	401,068	6.96%
Real estate taxes	584,280	5.76%	296,568	5.14%
Utilities	735,638	7.25%	488,334	8.47%
Insurance	226,341	2.23%	103,712	1.80%
General and administrative expense	1,291,276	12.73%	522,952	9.07%
Total community operating expenses	3,641,040	35.90%	1,812,634	31.44%
Corporate payroll and overhead	3,683,267	36.32%	1,744,576	30.26%
Depreciation expense	2,477,642	24.43%	1,411,158	24.48%
Interest expense	3,843,031	37.89%	1,439,419	24.97%
Refinancing costs	3,620,422	35.70%	16,675	0.29%
Cost of home sales	177,410	1.75%	-	-
Total expenses	17,442,812	171.98%	6,424,462	111.45%
Other Income	500	-	139,300	2.42%
Net loss	$(7,299,791)	(71.97)%	(520,691)	(9.03)%
Variable interest entity share of net loss	(786,590)	(7.76)%	(343,073)	(5.95)%
Net loss attributable to our company	$(6,513,201)	(64.22)%	(177,618)	(3.08)%
Preferred stock dividends and put option value accretion	1,619,585	15.97%	1,627,254	28.23%
Net loss attributable to common stockholders	$(8,132,786)	(80.19)%	(1,804,872)	(31.31)%

Revenues. For the nine months ended September 30, 2022, we earned total revenues of $10,142,521, as compared to $5,764,471 for the nine months ended September 30, 2021, an increase of $4,378,050, or 75.95%. The increase in revenues between the periods was primarily due to $2,411,928 of rental income from the acquisition of twenty manufactured housing communities subsequent to September 30, 2021, an increase of $1,451,175 from nine full months of rental income from thirteen communities acquired during the nine months ended September 30, 2021 and increased gross revenues from home sales of $46,920. The remaining increase was due to occupancy and rental rate increases.

Community Operating Expenses. For the nine months ended September 30, 2022, we incurred total community operating expenses of $3,641,040, as compared to $1,812,634 for the nine months ended September 30, 2021, an increase of $1,828,406, or 100.87%. The increase in community operating expenses was primarily due to additional expenses of $1,417,792 associated with the thirty-three properties acquired during 2021 and 2022, including additional repairs and maintenance, insurance, utilities, and real estate tax expenses and we hired additional on-site maintenance staff at several of our new parks to increase efficiencies and decrease contract labor costs.

Corporate Payroll and Overhead Expenses. For the nine months ended September 30, 2022, we incurred corporate payroll and overhead expenses of $3,683,267, as compared to $1,744,576 for the nine months ended September 30, 2021, an increase of $1,938,691, or 111.13%. This increase was primarily due to increased payroll related expenses including corporate salaries and benefits expense of $766,730, one-time bonuses and recruiter service fees of $119,000 related to new hires and one-time separation payments of approximately $226,000, and an increase in stock compensation expense of $67,850 due to issuance of stock options to officers hired to support our growth. Additionally, during the nine months ended September 30, 2022, we accrued $225,000 for employee year-end bonuses, as compared to no accrual during the nine months ended September 30, 2021. The increase in corporate overhead expenses was also due to approximately $120,000 of additional marketing and travel expenses and $152,000 of pursuit costs written off during 2022 in relation to abandoned potential acquisitions and development deals.

Depreciation Expense. For the nine months ended September 30, 2022, we recorded depreciation expense of $2,477,642, as compared to $1,411,158 for the nine months ended September 30, 2021, an increase of $1,066,484, or 75.58%. The increase in depreciation was driven by approximately $970,000 of additional deprecation related to the assets acquired in thirty-three manufactured housing communities during 2021 and 2022. The remaining increase was due to depreciation of capital improvement projects completed subsequent to September 30, 2021, such as home renovations and new home installations.

Interest Expense. For the nine months ended September 30, 2022, we incurred interest expense of $3,843,031, as compared to $1,439,419 for the nine months ended September 30, 2021, an increase of $2,403,612, or 166.98%. The increase was primarily due to $813,059 of interest on additional debt incurred to acquire new properties and new homes during or subsequent to September 2021, $346,274 of interest on related party debt added subsequent to September 30, 2021, an increase in amortization of debt issuance costs of $335,824, and an increase of $548,213 in dividends to series C preferred stockholders, which are included in interest expense given the liability treatment of the mandatorily redeemable Series C Cumulative Redeemable Preferred Stock.

Refinancing Costs. For the nine months ended September 30, 2022, we incurred refinancing costs of $3,620,422, as compared to $16,675 for the three months ended September 30, 2021, an increase of $3,603,747 primarily driven by a non-recurring major portfolio refinance on September 1, 2022 through KeyBank National Association and Fannie Mae, which refinanced most of the outstanding debt in our portfolio for a total new principal balance of $62,000,000. We incurred refinancing expense of $3,604,672 in connection with the debt we extinguished including write-off of net unamortized debt issuance costs totaling $2,203,841, prepayment penalties of $1,385,596, and other fees of $15,235.

Other Income. For the nine months ended September 30, 2022, we earned other income of $500 miscellaneous non-operating fees compared to $139,300 other income recognized for the nine months ended September 30, 2021 upon the forgiveness of our Paycheck Protection Program loan by the Small Business Administration in June 2021.

Net Loss. The factors described above resulted in a net loss of $7,299,791 for the nine months ended September 30, 2022, as compared to $520,691 for the nine months ended September 30, 2021, an increase of $6,779,100, or 1,301.94%, predominately driven by non-recurring refinancing costs.

Liquidity and Capital Resources

The Company’s main liquidity demands have been and are expected to continue to include distributions to the Company’s preferred stockholders, acquisitions, capital improvements including renovations of company owned manufactured homes and development and expansion of communities, debt service, and expenses relating to rental real estate operations. Our business plan includes acquiring communities that yield more than our cost of funds and then investing in physical improvements, including adding rental homes onto otherwise vacant sites. We intend to continue to increase our real estate investments. The growth of our real estate portfolio depends on the availability of suitable properties which meet our investment criteria and appropriate financing, which includes our ability to raise capital. There is no guarantee that any of these additional opportunities will materialize or that we will be able to take advantage of such opportunities. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all. To the extent that funds or appropriate communities are not available, fewer acquisitions will be made.

As of September 30, 2022, we held cash and cash equivalents of $1,896,839 and restricted cash of $5,018,079. We believe that our current available cash along with anticipated revenues is sufficient to meet our cash needs for the near future. We plan to meet our short-term liquidity requirements for the next twelve months, generally through available cash, cash provided by operating activities, and with funds available to us under the existing two $2 million revolving promissory notes from our officers, described below. Proceeds from the KeyBank portfolio refinance completed during the third quarter of 2022 were used to pay off debt attached to a significant percentage of our company owned manufactured homes which are now unencumbered and can be sold for additional cash flow, if needed.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$(1,853)	2,669,208
Net cash used in investing activities	(8,958,612)	(3,793,545)
Net cash provided by financing activities	13,769,054	1,337,742
Net increase in cash, cash equivalent and restricted cash	4,808,589	213,405
Cash, cash equivalents and restricted cash at beginning of period	2,106,329	1,988,857
Cash, cash equivalents and restricted cash at end of period	$6,914,918	2,202,262

Net cash used in operating activities was $1,853 for the nine months ended September 30, 2022, as compared to $2,669,208 net cash provided by operating activities for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the net loss of $7,299,791 offset in part by non-cash depreciation expense of $2,477,642, and write-off of net unamortized debt issuance costs totaling $2,219,591 upon refinance were primary drivers of the net cash used in operating activities. Additionally, prepayment penalties and other fees of $1,400,831 paid to old lenders upon refinance of the majority of our loans that is included in net loss is added back to net loss to present as a financing activity. For the nine months ended September 30, 2021, the net loss of $520,691 and debt extinguishment of $139,300, offset by depreciation in the amount of $1,411,158, a decrease in other assets of $1,259,065, and an increase in tenant security deposits of $202,468, were the primary drivers of the net cash provided by operating activities.

Net cash used in investing activities was $8,958,612 for the nine months ended September 30, 2022, as compared to $3,793,545 for the nine months ended September 30, 2021. Net cash used in investing activities for the nine months ended September 30, 2022 consisted of purchases of investment properties in the amount of $6,444,135, capital improvements of $1,872,803, payment of related acquisition costs of $471,096 and advanced pursuit costs and deposits for potential deals of $291,742, offset by proceeds received from sale of homes of $121,164. Net cash used in investing activities for the nine months ended September 30, 2021 consisted of purchase of investment properties of $2,390,000, capital improvements of $1,317,405, and payment of acquisition costs totaling $160,384, offset by proceeds received from sale of homes of $74,244.

Net cash provided by financing activities was $13,769,054 for the nine months ended September 30, 2022, as compared to $1,337,742 for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, net cash provided by financing activities consisted primarily of proceeds received from refinanced notes payable and lines of credit of $66,071,563, proceeds from issuance of preferred stock of $10,253,917, , proceeds from related party debt of $4,700,000, offset by repayment of notes payable upon refinance of $52,774,774, repayment of VIE lines of credit upon refinance of $3,085,607, repayment of related party debt of $4,350,000, repayment of notes payable of $506,656, repayment of VIE lines of credit of $147,144, payment of mortgage costs and financing costs recorded as debt discount of $3,956,743, payment of prepayment penalties totaling $1,400,831 to old lenders upon refinance of the majority of loans in our portfolio, preferred stock dividends of $728,355. For the nine months ended September 30, 2021, net cash provided by financing activities consisted primarily of proceeds from the issuance of preferred stock of $3,519,484, offset by preferred share dividends of $718,078, repayment of notes payable $458,844, and payment of mortgage costs recorded as debt discount of $927,191.

Regulation A Offering

On June 11, 2021, we launched a new offering under Regulation A of Section 3(6) of the Securities Act for Tier 2 offerings, pursuant to which we are offering up to 47,000 shares of Series C Preferred Stock at an offering price of $1,000 per share for a maximum offering amount of $47 million.

During the nine months ended September 30, 2022, the Company sold an aggregate of 10,260 shares of Series C Preferred Stock for total gross proceeds of $10,253,917. After deducting a placement fee and other expenses, the Company received net proceeds of $9,573,085.

Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities and mobile homes. The interest rates on outstanding promissory notes range from 4% to 6% with 5 to 30 years principal amortization. The promissory notes are secured by the real estate assets and twenty-nine loans totaling $70,393,053 are guaranteed by Raymond M. Gee, our chairman and chief executive officer.

On September 1, 2022, the Company, through its wholly owned subsidiaries, entered into twenty-three loan agreements with KeyBank National Association (“KeyBank”) and Fannie Mae for a total principal balance of $62,000,000. The loan proceeds were primarily used to pay off third party notes and line of credit with various other lenders totaling approximately $54,000,000, promissory note issued to Metrolina Loan Holdings, LLC for $1,500,000 and a revolving promissory Note issued to Gvest Real Estates Capital LLC for $2,000,000. KeyBank withheld approximately $4,000,000 in escrow for planned capital projects to improve the financed communities which is included in restricted cash. The Company recognized refinancing expense of $3,604,672 in connection with the debt we extinguished including write-off of net unamortized debt issuance costs totaling $2,203,841, prepayment penalties of $1,385,596, and other fees of $15,234. The new loans with KeyBank are interest-only at 4.87% for the first 60 months of the term with principal and interest payments continuing thereafter until maturity on September 1, 2032. The Company may prepay the notes in part or in full subject to prepayment penalties if repaid before May 31, 2032, and without penalty if repaid on or subsequent to that date. The loans are secured by the real estate, which predominately excludes mobile homes, and are guaranteed by the Company and Raymond M. Gee. The Company capitalized $2,842,213 of debt issuance costs in connection with this refinancing including a $1,000,000 accrued guaranty fee owed to Raymond M. Gee to be paid at a later date.

As of September 30, 2022, the outstanding principal balance on all third-party promissory notes was $74,662,052. The following are the terms of these notes:

	Maturity Date	Interest Rate	Interest Only Period (Months)	Balance September 30, 2022	Balance December 31, 2021
Pecan Grove MHP LLC	02/22/29	5.250%	-	$-	$2,969,250
Pecan Grove MHP LLC - KeyBank*	09/01/32	4.870%	60	4,489,000	-
Azalea MHP LLC	03/01/29	5.400%	-	-	790,481
Azalea MHP LLC - KeyBank*	09/01/32	4.870%	60	1,830,000	-
Holly Faye MHP LLC	03/01/29	5.400%	-	-	579,825
Holly Faye MHP LLC - KeyBank*	09/01/32	4.870%	60	1,608,000	-
Chatham MHP LLC	04/01/24	5.875%	-	-	1,698,800
Chatham MHP LLC - KeyBank*	09/01/32	4.870%	60	2,263,000	-
Lakeview MHP LLC	03/01/29	5.400%	-	-	1,805,569
Lakeview MHP LLC - KeyBank*	09/01/32	4.870%	60	3,229,000	-
B&D MHP LLC	05/02/29	5.500%	-	-	1,779,439
B&D MHP LLC - KeyBank*	09/01/32	4.870%	60	2,887,000	-
Hunt Club MHP LLC	01/01/33	3.430%	-	-	2,398,689
Hunt Club MHP LLC - KeyBank*	09/01/32	4.870%	60	2,756,000	-
Crestview MHP LLC	12/31/30	3.250%	-	-	4,682,508
Crestview MHP LLC - KeyBank*	09/01/32	4.870%	60	4,625,000	-
Maple Hills MHP LLC	12/01/30	3.250%	-	-	2,341,254
Maple Hills MHP LLC - KeyBank*	09/01/32	4.870%	60	2,570,000	-
Springlake MHP LLC*	12/10/26	4.750%	12	-	4,016,250
Springlake MHP LLC - KeyBank*	09/01/32	4.870%	60	6,590,000	-
ARC MHP LLC	01/01/30	5.500%	-	-	3,809,742
ARC MHP LLC - KeyBank*	09/01/32	4.870%	60	3,687,000	-
Countryside MHP LLC	03/20/50	5.500%	12	-	1,684,100
Countryside MHP LLC - KeyBank*	09/01/32	4.870%	60	4,343,000	-
Evergreen MHP LLC	04/01/32	3.990%	-	-	1,115,261
Evergreen MHP LLC - KeyBank*	09/01/32	4.870%	60	2,604,000	-
Golden Isles MHP LLC	03/31/26	4.000%	60	-	787,500
Golden Isles MHP LLC - KeyBank*	09/01/32	4.870%	60	1,987,000	-
Anderson MHP LLC*	07/10/26	5.210%	24	-	2,153,807
Anderson MHP LLC - KeyBank*	09/01/32	4.870%	60	5,118,000	-
Capital View MHP LLC*	09/10/26	5.390%	24	-	817,064
Capital View MHP LLC - KeyBank*	09/01/32	4.870%	60	829,000	-
Hidden Oaks MHP LLC*	09/10/26	5.330%	24	-	823,440
Hidden Oaks MHP LLC - KeyBank*	09/01/32	4.870%	60	764,000	-
North Raleigh MHP LLC	11/01/26	4.750%	-	-	5,304,409
North Raleigh MHP LLC - KeyBank*	09/01/32	4.870%	60	5,279,000	-
Charlotte 3 Park MHP LLC (Dixie, Driftwood, Meadowbrook)(1)	03/01/22	5.000%	2	-	1,500,000
Charlotte 3 Park MHP LLC (Dixie, Driftwood, Meadowbrook)(2)*	11/01/28	4.250%		-	-
Charlotte 3 Park MHP LLC (Dixie) - KeyBank	09/01/32	4.870%	60	485,000	-
Charlotte 3 Park MHP LLC (Driftwood) - KeyBank*	09/01/32	4.870%	60	274,000	-
Carolinas 4 MHP LLC (Asheboro, Morganton)*	01/10/27	5.300%	36	-	3,105,070
Carolinas 4 MHP LLC (Asheboro) - KeyBank*	09/01/32	4.870%	60	1,374,000	-
Carolinas 4 MHP LLC (Morganton) - KeyBank*	09/01/32	4.870%	60	1,352,000	-
Sunnyland MHP LLC(2)*	02/10/27	5.370%	36	-	-
Sunnyland MHP LLC - KeyBank*	09/01/32	4.870%	60	1,057,000	-
Warrenville MHP LLC*	03/10/27	5.590%	36	1,218,870	-
Spaulding MHP LLC	07/22/43	WSJ Prime + 1%	12	1,600,000	-
Solid Rock MHP LLC	07/07/32	5.000%	12	925,000	-
Red Fox MHP LLC	08/01/32	5.250%	24	2,250,000	-
Statesville MHP LLC*	09/13/25	SOFR+2.35%	36	1,519,925	-
Timberview MHP LLC*	09/13/25	SOFR+2.35%	36	1,418,075	-
Northview MHP LLC - land (Seller Finance)	09/15/27	6.000%	60	792,654	-
Statesville, Northview, and Timberview MHP LLC - homes (Seller Finance)	09/15/27	6.000%	60	407,345	-
Gvest Finance LLC (B&D homes)	05/01/24	5.000%	-	624,833	657,357
Gvest Finance LLC (Countryside homes)	03/20/50	5.500%	-	-	1,287,843
Gvest Finance LLC (Golden Isles homes)	03/31/36	4.000%	180	684,220	787,500
Gvest Anderson Homes LLC*	07/10/26	5.210%	24	-	2,006,193
Gvest Capital View Homes LLC*	09/10/26	5.390%	24	-	342,936
Gvest Hidden Oaks Homes LLC*	09/10/26	5.330%	24	-	416,560
Gvest Carolinas 4 Homes LLC (Asheboro, Morganton)*	01/10/27	5.300%	36	-	1,294,930
Gvest Sunnyland Homes LLC(2)*	02/10/27	5.370%	36	-	-
Gvest Warrenville Homes LLC*	03/10/27	5.590%	36	1,221,130	-
Total Notes Payable				$74,662,052	$50,955,777
Discount Direct Lender Fees				(3,561,671)	(2,064,294)
Total Net of Discount				$71,100,381	$48,891,483

(1)	The Company repaid the Charlotte 3 Park MHP LLC note payable of $1,500,000 on March 1, 2022 and recognized refinancing cost expense totaling $15,751. This community was refinanced on April 14, 2022 with a different lender and the Company capitalized $258,023 of debt issuance costs related to the new note.
(2)	The Company entered into and paid off these promissory notes within the nine months ended September 30, 2022.

*	The notes indicated above are subject to certain financial covenants.

Lines of Credit – Variable Interest Entities

Facility	Borrower	Community	Maturity Date	Interest Rate	Maximum Credit Limit	Balance September 30, 2022	Balance December 31, 2021
Occupied Home Facility(1)	Gvest Homes I LLC	ARC, Crestview, Maple	01/01/30	8.375%	$20,000,000	$2,446,084	$2,517,620
Multi-Community Rental Home Facility	Gvest Finance LLC	ARC, Golden Isles	Various (3)	Greater of 3.25% or Prime, + 375 bps	$4,000,000	$1,475,714	$838,000
Multi-Community Floorplan Home Facility(1)(2)	Gvest Finance LLC	Golden Isles, Springlake, Sunnyland, Crestview	Various (3)	LIBOR + 6 – 8% based on days outstanding	$2,000,000	$1,489,546	$1,104,255
Springlake Home Facility(2)	Gvest Finance LLC	Springlake	12/10/26	6.75%	$3,300,000	$-	$1,892,481
Total Lines of Credit - VIEs						$5,411,344	$6,352,356
Discount Direct Lender Fees						$(141,061)	$(151,749)
Total Net of Discount						$5,270,283	$6,200,607

(1)	During the nine months ended September 30, 2022, the Company drew down $19,145 related to the Occupied Home Facility and $1,251,321 related to the Multi-Community Floorplan Home Facility and $693,881 was transferred from the Multi-Community Floorplan Home Facility to the Multi-Community Rental Home Facility as the homes became occupied as rental units.

(2)	Payments on the Multi-Community Floorplan Home Facility advances are interest only until each advance is paid off or transferred to the Multi-Community Rental Home Facility and payments on the Springlake Home Facility are interest only for the first six months. During the first quarter of 2022, the Company drew down $596,563 related to the Springlake Home Facility and used the proceeds to pay down the same amount on the Multi-Community Floorplan Home Facility so that all homes at Springlake were financed by one lender. During the nine months ended September 30, 2022, in connection with KeyBank refinancing, the Company repaid the outstanding balance of this facility on behalf of Gvest Finance LLC.

(3)	The maturity date of the of the Multi-Community Floorplan Line of Credit will vary based on each statement of financial transaction, a report identifying the funded homes and the applicable financial terms.

The agreements for each of the above line of credit facilities require the maintenance of certain financial ratios or other affirmative and negative covenants. All the above line of credit facilities are guaranteed by Raymond M. Gee.

Metrolina Promissory Note

On October 22, 2021, the Company issued a promissory note to Metrolina Loan Holdings, LLC (“Metrolina”), a significant stockholder, in the principal amount of $1,500,000. As of December 31, 2021, the balance on this note was $1,500,000. On September 2, 2022, the Company repaid the full outstanding balance of the loan with proceeds from the KeyBank portfolio refinance. The note bore interest at a rate of 18% per annum and was set to mature on April 1, 2023. The note was guaranteed by Raymond M. Gee. During the nine months ended September 30, 2022 and 2021, interest expense totaled $181,233 and $0, respectively. During the three months ended September 30, 2022 and 2021, interest expense totaled $47,342 and $0, respectively.

Raymond M. Gee Promissory Note

On October 1, 2017, the Company issued a revolving promissory note to Raymond M. Gee, pursuant to which the Company could borrow up to $1,500,000 from Mr. Gee on a revolving basis for working capital purposes. In September 2020, the Company paid off the full balance; however, the line of credit remained available to the Company until it was cancelled in December 2021. As of September 30, 2022 and December 31, 2021, there was no outstanding balance on the note.

Gvest Revolving Promissory Note

On December 27, 2021, the Company issued a revolving promissory note to Gvest Real Estate Capital, LLC, an entity whose sole owner is Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 on a revolving basis for working capital or acquisition purposes. As of December 31, 2021, the outstanding balance on this note was $150,000. On September 9, 2022, the Company paid off the full balance of the revolver with proceeds from the KeyBank portfolio refinance. During the period while the note was outstanding, the maximum credit limit on this note was increased to $2,000,000 and the Company borrowed an aggregate of $2,700,000. This note had a five-year term and was interest-only based on a 15% annual rate through the maturity date and was unsecured. During the nine months ended September 30, 2022 and 2021, interest expense totaled $87,542 and $0, respectively. During the three months ended September 30, 2022 and 2021, interest expense totaled $59,167 and $0, respectively.

NAV Real Estate LLC Promissory Note

On June 29, 2022, the Company issued a revolving promissory note to NAV RE, LLC, an entity whose owners are Adam Martin, the Company’s chief investment officer, and his spouse pursuant to which the Company may borrow up to $2,000,000 on a revolving basis for working capital or acquisition purposes. On the same date, the Company borrowed $2,000,000. As of September 30, 2022, the outstanding principal balance on this note was $2,000,000. This note has a five-year term and is interest-only based on an 15% annual rate through the maturity date and is unsecured. During the three and nine months ended September 30, 2022, interest expense totaled $76,667 and $77,500, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements.

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

Our revenues primarily consist of rental revenues and other rental related fee income. We have the following revenue sources and revenue recognition policies:

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

During the quarter ended September 30, 2022, the Company refinanced most of its debt and used the refinance proceeds to pay off loans totaling $4,664,384 for which homes owned by Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Carolinas 4 Homes LLC and Gvest Sunnyland Homes LLC were collateral. Homes in these communities were transferred to the Company’s wholly owned subsidiary, MHP Home Holdings LLC, in exchange for the debt paid off on behalf of these VIE entities owned by Gvest Finance LLC and intercompany debt forgiven totaling $460,226. This change in ownership of the homes is reflected in the current period’s balance sheet and the difference between the debt paid off and forgiven and the cost basis of the assets exchanged is reflected as an adjustment to additional paid in capital of $278,138 on the statement of changes in deficit which is eliminated in consolidation. Furthermore, the Company used refinance proceeds to pay off loans held by Gvest Finance LLC and Gvest Springlake Homes LLC which financed homes in the Springlake and Countryside communities. These VIE entities are in the process of obtaining replacement debt which has not been finalized of the date of this filing. An intercompany short-term loan of $3,908,731 is included in accrued liabilities and eliminated in consolidation equal to the Countryside and Springlake debt and refinance costs paid by the Company on the VIEs’ behalf.

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

Impairment Policy. The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the three and nine months ended September 30, 2022 and 2021.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2022. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and further referenced below, which, due to employee turnover, we are still in the process of remediating as of September 30, 2022, our disclosure controls and procedures were not effective.

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022, our management identified the following material weaknesses:

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

To cure the foregoing material weakness, we have taken or plan to take the following remediation measures:

●	During the quarter ended September 30, 2022, we hired a controller who is a certified public accountant and a new staff accountant who both assist with the functions of the accounting department. These hires have led to more segregation of duties and levels of review in our day-to-day accounting functions, reporting, and closing procedures which historically have been material weaknesses for us in internal controls.

●	We have added and plan to continue to add additional employees to assist in the financial closing procedures.

●	As necessary, we will continue to engage consultants or outside accounting firms to ensure proper accounting for our consolidated financial statements.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the nine months ended September 30, 2022 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the nine months ended September 30, 2022, we did not repurchase any shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of fiscal year 2022 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed on April 19, 2018)

3.2	Certificate of Designation of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 2.2 to the Offering Statement on Form 1-A filed on May 9, 2019)

3.3	Certificate of Designation of Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 5, 2019)

3.4	Amended and Restated Certificate of Designation of Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed on November 15, 2021)

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on April 19, 2018)

3.6	Amendment No. 1 to Amended and Restated Bylaws of Manufactured Housing Properties Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 21, 2022)

10.1	Agreement for Purchase and Sale of Real Property, dated February 11, 2022, between MHP Pursuits LLC and Harold Allen and Brenda D. Allen (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on August 18, 2022)

10.2	First Amendment to Agreement for Purchase and Sale of Real Property, dated April 24, 2022, between MHP Pursuits LLC and Harold Allen and Brenda D. Allen (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on August 18, 2022)

10.3	Second Amendment to Purchase Agreement, dated May 17, 2022, between MHP Pursuits LLC and Harold Allen and Brenda D. Allen (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on August 18, 2022)

10.4	Third Amendment to Purchase Agreement, dated July 22 2022, between MHP Pursuits LLC and Harold Allen and Brenda D. Allen (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on August 18, 2022)

10.5	Assignment of Purchase and Sale Agreement, dated July 12, 2022, between MHP Pursuits LLC and Red Fox MHP LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on August 18, 2022)

10.6	Business Loan Agreement, dated July 29, 2022, between Red Fox MHP LLC and Charlotte Metro Credit Union (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on August 18, 2022)

10.7	Promissory Note, dated July 29, 2022, between Red Fox MHP LLC and Charlotte Metro Credit Union (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on August 18, 2022)

10.8	Deed of Trust, dated July 29, 2022, between Red Fox MHP LLC and Charlotte Metro Credit Union (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on August 18, 2022)

10.9	Assignment of Rents, dated July 29, 2022, between Red Fox MHP LLC and Charlotte Metro Credit Union (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on August 18, 2022)

10.10	Commercial Guaranty, dated July 29, 2022, between Manufactured Housing Properties Inc and Charlotte Metro Credit Union (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on August 18, 2022)

10.11	Purchase and Sale Agreement, dated February 25, 2022, between MHP Pursuits LLC and K10 Enterprises LLC (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on August 18, 2022)

10.12	First Amendment to Purchase Agreement, dated June 28, 2022, between MHP Pursuits LLC and K10 Enterprises LLC (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed on August 18, 2022)

10.13	Assignment of Purchase and Sale Agreement, dated July 7, 2022, between MHP Pursuits LLC and Solid Rock MHP LLC (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed on August 18, 2022)

10.14	Business Loan Agreement, dated June 30, 2022, between Solid Rock MHP LLC and United Bank (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed on August 18, 2022)

10.15	Commercial Promissory Note, dated June 30, 2022, between Solid Rock MHP LLC and United Bank (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed on August 18, 2022)

10.16	Commercial Real Estate Mortgage, dated June 30, 2022, between Solid Rock MHP LLC and United Bank (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed on August 18, 2022)

10.17	Assignment of Leases and Rents, dated June 30, 2022, between Solid Rock MHP LLC and United Bank (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed on August 18, 2022)

10.18*	Business Loan Agreement, dated July 22, 2022, between Spaulding MHP LLC and PrimeSouth Bank

10.19*	Commercial Promissory Note, dated July 22, 2022, between Spaulding MHP LLC and PrimeSouth Bank

10.20*	Commercial Security Agreement, dated July 22, 2022, between Spaulding MHP LLC and PrimeSouth Bank

10.21*	Unlimited Continuing Guaranty, dated July 22, 2022, between Manufactured Housing Properties Inc. and PrimeSouth Bank

10.22*	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Anderson MHP LLC and KeyBank National Association

10.23*	Multifamily Note, dated September 1, 2022, between Anderson MHP LLC and KeyBank National Association

10.24*	Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Anderson MHP LLC and KeyBank National Association

10.25*	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association

10.26*	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between ARC MHP LLC and KeyBank National Association

10.27*	Multifamily Note, dated September 1, 2022, between ARC MHP LLC and KeyBank National Association

10.28*	Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between ARC MHP LLC and KeyBank National Association

10.29*	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association

10.30*	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Carolinas 4 MHP LLC and KeyBank National Association

10.31*	Multifamily Note, dated September 1, 2022, between Carolinas 4 MHP LLC and KeyBank National Association

10.32*	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Carolinas 4 MHP LLC and KeyBank National Association

10.33*	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association

10.34*	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Azalea MHP LLC and KeyBank National Association

10.35*	Multifamily Note, dated September 1, 2022, between Azalea MHP LLC and KeyBank National Association

10.36*	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Azalea MHP LLC and KeyBank National Association

10.37*	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association

10.38*	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between B&D MHP LLC and KeyBank National Association

10.39*	Multifamily Note, dated September 1, 2022, between B&D MHP LLC and KeyBank National Association

10.40*	Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between B&D MHP LLC and KeyBank National Association

10.41*	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association

10.42*	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Capital View MHP LLC and KeyBank National Association

10.43*	Multifamily Note, dated September 1, 2022, between Capital View MHP LLC and KeyBank National Association

10.44*	Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Capital View MHP LLC and KeyBank National Association

10.45*	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association

10.46*	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Chatham MHP LLC and KeyBank National Association

10.47*	Multifamily Note, dated September 1, 2022, between Chatham MHP LLC and KeyBank National Association

10.48*	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Chatham MHP LLC and KeyBank National Association

10.49*	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association

10.50*	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Countryside MHP LLC and KeyBank National Association

10.51*	Multifamily Note, dated September 1, 2022, between Countryside MHP LLC and KeyBank National Association

10.52*	Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Countryside MHP LLC and KeyBank National Association

10.53*	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association

10.54*	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Crestview MHP LLC and KeyBank National Association

10.55*	Multifamily Note, dated September 1, 2022, between Crestview MHP LLC and KeyBank National Association

10.56*	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Crestview MHP LLC and KeyBank National Association

10.57*	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association

10.58*	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Charlotte 3 Park MHP LLC and KeyBank National Association

10.59*	Multifamily Note, dated September 1, 2022, between Charlotte 3 Park MHP LLC and KeyBank National Association

10.60*	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Charlotte 3 Park MHP LLC and KeyBank National Association

10.61*	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association

10.62*	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Charlotte 3 Park MHP LLC and KeyBank National Association

10.63*	Multifamily Note, dated September 1, 2022, between Charlotte 3 Park MHP LLC and KeyBank National Association

10.64*	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Charlotte 3 Park MHP LLC and KeyBank National Association

10.65*	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association

10.66*	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Evergreen MHP LLC and KeyBank National Association

10.67*	Multifamily Note, dated September 1, 2022, between Evergreen MHP LLC and KeyBank National Association

10.68*	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Charlotte 3 Park MHP LLC and KeyBank National Association

10.69*	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association

10.70*	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Golden Isles MHP LLC and KeyBank National Association

10.71*	Multifamily Note, dated September 1, 2022, between Golden Isles MHP LLC and KeyBank National Association

10.72*	Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Golden Isles MHP LLC and KeyBank National Association

10.73*	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association

10.74*	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Hidden Oaks MHP LLC and KeyBank National Association

10.75*	Multifamily Note, dated September 1, 2022, between Hidden Oaks MHP LLC and KeyBank National Association

10.76*	Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Hidden Oaks MHP LLC and KeyBank National Association

10.77*	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association

10.78*	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Holly Faye MHP LLC and KeyBank National Association

10.79*	Multifamily Note, dated September 1, 2022, between Holly Faye MHP LLC and KeyBank National Association

10.80*	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Holly Faye MHP LLC and KeyBank National Association

10.81*	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association

10.82*	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Hunt Club MHP LLC and KeyBank National Association

10.83*	Multifamily Note, dated September 1, 2022, between Hunt Club MHP LLC and KeyBank National Association

10.84*	Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Hunt Club MHP LLC and KeyBank National Association

10.85*	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association

10.86*	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Lakeview MHP LLC and KeyBank National Association

10.87*	Multifamily Note, dated September 1, 2022, between Lakeview MHP LLC and KeyBank National Association

10.88*	Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Lakeview MHP LLC and KeyBank National Association

10.89*	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association

10.90*	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Maple Hills MHP LLC and KeyBank National Association

10.91*	Multifamily Note, dated September 1, 2022, between Maple Hills MHP LLC and KeyBank National Association

10.92*	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Maple Hills MHP LLC and KeyBank National Association

10.93*	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association

10.94*	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Carolinas 4 MHP LLC and KeyBank National Association

10.95*	Multifamily Note, dated September 1, 2022, between Carolinas 4 MHP LLC and KeyBank National Association

10.96*	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Carolinas 4 MHP LLC and KeyBank National Association

10.97*	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association

10.98*	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between North Raleigh MHP LLC and KeyBank National Association

10.99*	Multifamily Note, dated September 1, 2022, between North Raleigh MHP LLC and KeyBank National Association

10.100*	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between North Raleigh MHP LLC and KeyBank National Association

10.101*	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association

10.102*	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Pecan Grove MHP LLC and KeyBank National Association

10.103*	Multifamily Note, dated September 1, 2022, between Pecan Grove MHP LLC and KeyBank National Association

10.104*	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Pecan Grove MHP LLC and KeyBank National Association

10.105*	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association

10.106*	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Springlake MHP LLC and KeyBank National Association

10.107*	Multifamily Note, dated September 1, 2022, between Springlake MHP LLC and KeyBank National Association

10.108*	Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Springlake MHP LLC and KeyBank National Association

10.109*	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association

10.110*	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Sunnyland MHP LLC and KeyBank National Association

10.111*	Multifamily Note, dated September 1, 2022, between Sunnyland MHP LLC and KeyBank National Association

10.112*	Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Sunnyland MHP LLC and KeyBank National Association

10.113*	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association

10.114*	Purchase and Sale Agreement, dated May 17, 2022, between MHP Pursuits LLC and Statesville Estates MHC LLC, North Side MHC LLC, Timber View LLC

10.115*	First Amendment to Purchase and Sale Agreement, dated August 26, 2022, between MHP Pursuits LLC and Statesville Estates MHC LLC, North Side MHC LLC, Timber View LLC

10.116*	Assignment of Purchase and Sale Agreement, dated August 31, 2022, between MHP Pursuits LLC and Northview MHP LLC, Timberview MHP LLC, and Statesville MHP LLC

10.117*	Agreement with Respect to Home and Homesite Rents, dates September 14, 2022, between Statesville MHP LLC and MHP Home Holdings LLC

10.118*	Agreement with Respect to Home and Homesite Rents, dates September 14, 2022, between Timberview MHP LLC and MHP Home Holdings LLC

10.119*	Interim Loan Agreement, dated September 14, 2022, between Timberview MHP LLC and Statesville MHP LLC and KeyBank National Association

10.120*	Promissory Note, dated September 14, 2022, between Timberview MHP LLC and Statesville MHP LLC and KeyBank National Association

10.121*	Deed of Trust, Assignment of Leases and Rents, Assignment of Contracts, Security Agreement, and Fixture Filing, dated September 14, 2022, between Statesville MHP LLC and KeyBank National Association

10.122*	Deed of Trust, Assignment of Leases and Rents, Assignment of Contracts, Security Agreement, and Fixture Filing, dated September 14, 2022, between Timberview MHP LLC and KeyBank National Association

10.123*	Limited Recourse Guaranty, dated September 14, 2022, between Raymond Gee, Manufactured Housing Properties Inc, and KeyBank National Association

10.124*	Promissory Note, dated September 14, 2022, between Northview MHP LLC and North Side MHC LLC

10.125*	Security Agreement, dated September 14, 2022, between MHP Home Holdings LLC and North Side MHC LLC

10.126*	North Carolina Deed of Trust, dated September 14, 2022, between Northview MHP LLC and North Side MHC LLC

10.127*	Guaranty, dated September 14, 2022, between Manufactured Housing Properties Inc. and North Side MHC LLC

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2022	MANUFACTURED HOUSING PROPERTIES INC.

/s/ Raymond M. Gee
	Name:	Raymond M. Gee
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Chelsea H. Gee
	Name:	Chelsea H. Gee
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)