Form 10-K
period 2022-12-31
MANUFACTURED HOUSING PROPERTIES INC.
filed 2023-03-29
CIK 1277998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on OTC Pink Market) was approximately $512,415. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2023, there were a total of 12,493,012 shares of common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Manufacturing Housing Properties Inc.

Annual Report on Form 10-K

Year Ended December 31, 2022

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

ii

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

iii

PART I

ITEM 1. BUSINESS.

Overview

We are a self-administered, self-managed, vertically integrated owner and operator of manufactured housing communities. We earn income from (i) leasing manufactured home sites to tenants who own their own manufactured home and (ii) leasing manufactured homes owned by us to residents of the communities.

We own and operate 55 manufactured housing communities containing approximately 2,579 developed sites and 1,394 company-owned manufactured homes. Our communities are located in Georgia, North Carolina, South Carolina and Tennessee. See Item 2. “Properties” for a description of these manufactured housing communities.

Our mission is to provide affordable housing and an improved level of service to our residents, while producing an attractive and stable risk adjusted return to our investors. We believe that manufactured housing is one of the few non-subsidized affordable housing options in the U.S. Manufactured housing is an economically attractive alternative to traditional single-family and multi-family housing, as it provides characteristics of single-family housing (no shared walls, dedicated parking and a yard) while being competitively priced to multi-family housing. Demand for housing affordability is high and is projected to continue to increase. However, we believe that the supply of manufactured housing is not keeping pace with the demand, as there are few new manufactured housing communities being built.

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

In connection with our acquisitions of manufactured housing communities, we have established various limited liability companies to hold the acquired properties. We consolidate these entities and VIEs where we are primary beneficiary. The following is a summary of our subsidiaries and VIEs. All intercompany transactions and balances have been eliminated in consolidation. We do not have a majority or minority interest in any other company, either consolidated or unconsolidated.

Name of Subsidiary	State of Formation	Date of Formation	Ownership
Pecan Grove MHP LLC	North Carolina	October 12, 2016	100%
Azalea MHP LLC	North Carolina	October 25, 2017	100%
Holly Faye MHP LLC	North Carolina	October 25, 2017	100%
Chatham Pines MHP LLC	North Carolina	October 31, 2017	100%
Maple Hills MHP LLC	North Carolina	October 31, 2017	100%
Lakeview MHP LLC	South Carolina	November 1, 2017	100%
MHP Pursuits LLC	North Carolina	January 31, 2019	100%
Mobile Home Rentals LLC	North Carolina	September 30, 2016	100%
Hunt Club MHP LLC	South Carolina	March 8, 2019	100%
B&D MHP LLC	South Carolina	April 4, 2019	100%
Crestview MHP LLC	North Carolina	June 28, 2019	100%
Springlake MHP LLC	Georgia	October 10, 2019	100%
ARC MHP LLC	South Carolina	November 13, 2019	100%
Countryside MHP LLC	South Carolina	March 12, 2020	100%
Evergreen MHP LLC	Tennessee	March 17, 2020	100%
Golden Isles MHP LLC	Georgia	March 16, 2021	100%

Name of Subsidiary	State of Formation	Date of Formation	Ownership
Anderson MHP LLC	South Carolina	June 2, 2021	100%
Capital View MHP LLC	South Carolina	August 6, 2021	100%
Hidden Oaks MHP LLC	South Carolina	August 6, 2021	100%
North Raleigh MHP LLC	North Carolina	September 16, 2021	100%
Carolinas 4 MHP LLC	North Carolina	November 30, 2021	100%
Charlotte 3 Park MHP LLC	North Carolina	December 10, 2021	100%
Sunnyland MHP LLC	Georgia	January 7, 2022	100%
Warrenville MHP LLC	South Carolina	February 15, 2022	100%
Solid Rock MHP LLC	South Carolina	June 6, 2022	100%
Spaulding MHP LLC	Georgia	June 10, 2022	100%
Raeford MHP Development LLC	North Carolina	June 20, 2022	100%
Solid Rock MHP Homes LLC	South Carolina	June 22, 2022	100%
Country Estates MHP LLC*	North Carolina	July 6, 2022	100%
Statesville MHP LLC	North Carolina	July 6, 2022	100%
Timberview MHP LLC	North Carolina	July 7, 2022	100%
Red Fox MHP LLC	North Carolina	July 7, 2022	100%
Northview MHP LLC	North Carolina	July 8, 2022	100%
Meadowbrook MHP LLC	South Carolina	July 25, 2022	100%
Sunnyland 2 MHP LLC	Georgia	July 27, 2022	100%
Dalton 3 MHP LLC*	Georgia	August 8, 2022	100%
MHP Home Holdings LLC	North Carolina	August 17, 2022	100%
Glynn Acres MHP LLC	Georgia	September 9, 2022	100%
Wake Forest 2 MHP LLC	North Carolina	October 27, 2022	100%
MACRAL Properties LLC	North Carolina	November 14, 2022**	100%
Ron-Ran Enterprises LLC	North Carolina	November 14, 2022**	100%
Country Aire MHP LLC*	South Carolina	December 1, 2022	100%
Mobile Cottage MHP LLC	North Carolina	December 7, 2022	100%
Merritt Place MHP LLC*	Georgia	December 6, 2022	100%
MHR Home Development LLC*	Delaware	January 19, 2023	100%
Gvest Finance LLC	North Carolina	December 11, 2018	VIE
Gvest Homes I LLC	Delaware	November 9, 2020	VIE
Brainerd Place LLC	Delaware	February 24, 2021	VIE
Bull Creek LLC	Delaware	April 13, 2021	VIE
Gvest Anderson Homes LLC	Delaware	June 22, 2021	VIE
Gvest Capital View Homes LLC	Delaware	August 6, 2021	VIE
Gvest Hidden Oaks Homes LLC	Delaware	August 6, 2021	VIE
Gvest Springlake Homes LLC	Delaware	September 24, 2021	VIE
Gvest Carolinas 4 Homes LLC	Delaware	November 13, 2021	VIE
Gvest Sunnyland Homes LLC	Delaware	January 6, 2022	VIE
Gvest Warrenville Homes LLC	Delaware	February 14, 2022	VIE
Gvest Wake Forest 2 Homes LLC	North Carolina	October 27, 2022	VIE

*	During the year ended December 31, 2022, there was no activity in Country Estates LLC, Dalton 3 MHP LLC, Country Aire MHP LLC, Merritt Place MHP LLC, and MHR Home Development LLC.
**	Date LLC interest was acquired.

In December 2020, we entered into a property management agreement with Gvest Finance LLC, a company owned and controlled by our parent company, Gvest Real Estate Capital LLC, an entity whose sole owner is Raymond M. Gee, our chairman and chief executive officer, and have subsequently entered into property management agreements with Gvest Homes I LLC, Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Springlake Homes LLC, Gvest Carolinas 4 Homes LLC, Gvest Sunnyland Homes LLC, Gvest Warrenville Homes LLC and Gvest Wake Forest 2 Homes LLC, which are all wholly owned subsidiaries of Gvest Finance LLC. Under the property management agreements, we manage the homes owned by the VIEs and the VIEs remit to our company all income, less any sums paid out for operational expenses and debt service but retain 5% of the debt service payment as a reserve.

Additionally, during 2021, we formed two entities, Brainerd Place LLC and Bull Creek LLC, for the purpose of exploring opportunities to develop mobile home communities. We own 49% of these entities and Gvest Real Estate LLC, an entity whose sole owner is Raymond M. Gee, owns 51%. We also executed operating agreements with these entities which designate Gvest Capital Management LLC, a company owned and controlled by Gvest Real Estate Capital LLC, as manager with the authority, power, and discretion to manage and control the entities’ business decisions. The operating agreements require us to make cash contributions to the entities to fund their activities, operations, and existence, if we approve the contribution requests from the manager. This ultimately provides us with power to direct the economically significant activities of these entities.

Pursuant to U.S. generally accepted accounting principles, or GAAP, a company with interests in a VIE must consolidate the entity if the company is deemed to be the primary beneficiary of the VIE; that is, if it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Such a determination requires management to evaluate circumstances and relationships that may be difficult to understand and to make a significant judgment, and to repeat the evaluation at each subsequent reporting date. Primarily due to our common ownership by Mr. Gee, our power to direct the activities of these entities that most significantly impact their economic performance, and the fact that we have the obligation to absorb losses or the right to receive benefits from these entities that could potentially be significant to these entities, we consider the entities listed above VIEs in accordance with applicable GAAP.

2022 Acquisitions

During 2022, we acquired 13 manufactured housing communities via newly formed subsidiaries and VIEs consisting of 560 total sites for an aggregate purchase price of $24,269,769:

●	On January 31, 2022, we purchased a manufactured housing community located in Byron, Georgia consisting of 73 sites on approximately 18.57 acres and an adjacent parcel of 15.09 acres of undeveloped land for a total purchase price of $2,200,000. Sunnyland MHP LLC purchased the land and land improvements and the Company’s VIE, Gvest Sunnyland Homes LLC, purchased the homes.

●	On March 31, 2022, we purchased two manufactured housing communities located in Warrenville, South Carolina consisting of 85 sites on approximately 45 acres for a total purchase price of $3,050,000. Warrenville MHP LLC purchased the land and land improvements and our VIE, Gvest Warrenville Homes LLC, purchased the homes.

●	On June 17, 2022, we purchased a manufactured housing community located in Brunswick, Georgia consisting of 73 sites on approximately 17 acres for a total purchase price of $2,000,000. Spaulding MHP LLC purchased the land, land improvements, and homes.

●	On June 28, 2022, our subsidiary Raeford MHP Development LLC, purchased 62 acres of undeveloped land zoned for approximately 200 mobile home lots in Raeford, North Carolina, a town in the Fayetteville Metropolitan Statistical Area for a total purchase price of $650,000.

●	On July 7, 2022, we purchased a manufactured housing community located in Leesville, North Carolina consisting of 39 sites on approximately 11 acres for a total purchase price of $1,700,000. Solid Rock MHP LLC purchased the land and land improvements, and Solid Rock MHP Homes LLC purchased homes.

●	On July 29, 2022, we purchased a manufactured housing community located in Clyde, North Carolina consisting of 52 sites on approximately 9 acres for a total purchase price of $3,044,769. Red Fox MHP LLC purchased the land, land improvements, and homes.

●	On September 14, 2022, we purchased three manufactured housing communities located in Statesville, Thomasville, and Trinity, North Carolina consisting of 122 sites on approximately 75 acres for a total purchase price of $5,350,000. Statesville MHP LLC, Northview MHP LLC, and Timberview MHP LLC purchased the land and land improvements, and MHP Home Holdings LLC purchased the homes.

●	On October 7, 2022, we purchased a manufactured housing community located in Brunswick, Georgia consisting of 21 sites on approximately 2.9 acres for a total purchase price of $1,125,000. Glynn Acres MHP LLC purchased the land, land improvements, and homes.

●	On November 14, 2022, we purchased 100% membership interests in two LLCs which owned two manufactured housing communities located in Wake Forest, North Carolina, a part of the Raleigh metropolitan area, consisting of 72 sites on approximately 43 acres for a total purchase price of $4,500,000. Wake Forest 2 MHP LLC purchased the land and land improvements and the Company’s VIE, Gvest Wake Forest 2 Homes LLC, purchased the homes in the Cooley’s and Country Road communities.

●	On December 20, 2022, we purchased a manufactured housing community located in Morganton, North Carolina consisting of 23 sites on approximately 13 acres for a total purchase price of $650,000 that is in close proximity to another community in our portfolio. Mobile Cottage MHP LLC purchased the land, land improvements, and homes.

Manufactured Housing and The Manufactured Housing Industry

Manufactured homes are constructed in a factory setting. The quality and efficiency of the construction process increase affordability and overall performance. The high demand for affordable housing positions manufactured housing as an attractive option for first-time homebuyers and families who have a limited housing budget.

Manufactured homes are built using standard construction materials. The assembly line approach minimizes or eliminates issues that affect traditional “stick-built” home construction, such as adverse weather, theft or vandalism of tools and material, on-site damage, and unskilled labor. The high quality and efficiency of the manufactured home building process leads to construction costs that are close to 50% less per square foot than the per square foot cost of conventionally built homes. Newly constructed manufactured homes are required to adhere to the U.S. Department of Housing and Urban Development code, or the HUD Code. The HUD Code, which was revised in the early 1990’s, regulates the design and building of manufactured homes to enhance their durability, energy efficiency, and fire resistance.

According to data provided by the Manufactured Housing Institute, over 22 million Americans live in a manufactured home. There are over 8.4 million manufactured homes in the U.S. Manufactured homes accounted for over 9% of all single-family home builds in 2022. In some states, between 15% and 20% of all residents live in a manufactured home. Research has shown that residents cite affordability as a key driver in their choice to live in a manufactured home, with over 90% satisfied with their home. In addition to affordability, manufactured homes have demonstrated their ability to maintain or increase in value, with the median value increasing 39% compared to an increase of 33% for site-built homes over the same period.

Manufactured housing communities are land-lease residential developments designed and improved for the placement of detached, single-family manufactured homes that are produced off-site and installed on residential sites within the community. The owner of a manufactured home leases the site on which the home is located. In other cases, a tenant will rent a home from the community (i.e., a park-owned home), with the tenant agreeing to lease the home and the site on which the home is located.

There are over 43,000 manufactured home communities in the United States which lease home sites for over 4.3 million homes. The manufactured housing community owns the underlying land, utility connections, streets, lighting, driveways, common area amenities, and other capital improvements and is responsible for enforcement of community guidelines and maintenance of the community. Generally, each homeowner is responsible for the maintenance of their home and upkeep of the leased site. In some communities, customers may rent homes from the community, with the owner responsible for the maintenance and upkeep of the home. This option provides flexibility for customers seeking a more affordable housing option and enables the community owner to meet a broader demand for housing, improve occupancy, and increase cash flow.

From an investment perspective, we believe that manufactured housing communities have several attractive characteristics when compared to other types of real estate, particularly multifamily, including:

●	Significant Barriers to Entry. We believe the supply of new manufactured housing communities will be constrained due to significant barriers to entry in the industry, including: (i) various zoning restrictions and negative zoning biases against manufactured housing communities; (ii) substantial upfront costs associated with the development of infrastructure, amenities and other offsite improvements required by various governmental agencies, and (iii) a significant length of time before lease-up and revenues can commence.

●	Diminishing Supply. Supply is decreasing due to redevelopment of older communities.

●	Large Demographic Group of Potential Customers. We consider households earning between $25,000 and $50,000 per year to be our core customer base. In 2021, this demographic group represented 18.7% of all households, according to the U.S. Census Bureau’s Income in the United States.

●	Stable Resident Base. We believe manufactured housing communities tend to achieve and maintain a stable rate of occupancy, due to the following factors: (i) residents generally own their own homes; (ii) moving a manufactured home from one community to another involves substantial cost and effort and often results in the abandonment of on-site improvements made by the resident such as decks, garages, carports, and landscaping; and (iii) residents enjoy a sense of community inherent in manufactured housing communities similar to residential subdivisions.

●	Fragmented Ownership of Communities. Manufactured housing community ownership in the United States is highly fragmented, with most manufactured housing communities owned by individuals. We estimate that the top five manufactured housing community owners control only 9% of the total manufactured housing community home sites in the U.S.

●	Low Recurring Capital Requirements. Although manufactured housing community owners are responsible for maintaining the infrastructure of the community, each homeowner is responsible for the upkeep of his or her own home and home site, thereby reducing the manufactured housing community owner’s ongoing maintenance expenses and capital requirements. For the homes we own and lease to our customers, we conduct periodic unit inspections and experience less turnover than typical multi-family rentals, both of which keep our overall expense ratio lower than typical multi-family expense ratios.

●	Affordable Homeowner Lifestyle. Manufactured housing communities offer an affordable lifestyle typically unavailable in apartments, including lack of common walls, a yard for each resident, the ability to park by the front door, and a sense of community.

Competition

There are numerous private companies, but only three U.S. publicly traded real estate investment trusts, or REITs, which compete in the manufactured housing industry. Many of the private companies and one of the REITs, UMH Properties, Inc., may compete with us for acquisitions of manufactured housing communities. Many of these companies have larger operations and greater financial resources than we do. The number of competitors, however, is increasing as new entrants discover the benefits of the manufactured housing asset class. While more companies have entered the industry in the recent past, we believe that the fragmented nature of ownership within the manufactured housing sector leads to less competition compared to other commercial real estate sectors.

Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively:

●	Acquisition Expertise and Deal Sourcing. Our investment group has extensive expertise in sourcing marketed deals, pocket listings, and off market deals. Marketed deals are properties that are listed with a broker who exposes the property to the largest pool of buyers possible. Pocket listings are properties that are presented by brokers to a limited pool of buyers. Off market deals involve a property that is not listed for sale or advertised.

●	Centralized Operations. We have centralized many operational tasks, including accounting, home sales, marketing, lease administration, collections, and accounts payable. The use of professional staff and technology at a corporate level allows us to scale efficiently and operate properties profitably by reducing tasks otherwise completed at the property level. Experienced property managers are strategically located throughout our network of communities to ensure homes and land are safe and in good repair to control operational expenses and heighten resident satisfaction.

●	Deal Size. Due to the relatively small size of our total capitalization, non-institutional deals of less than 150 sites are accretive to our balance sheet. These smaller properties typically do not attract the larger institutional buyers, have a lower basis, and have less bidders than larger properties. We can profitably operate these smaller properties through our centralized operations.

●	Creating Value. Our underwriting expertise enables us to identify acquisition prospects to provide attractive risk adjusted returns. Our operations team has the experience, skill and resources to create this value through physical and/or operational property improvements.

Our Investment Strategy

Our investment mission is to deliver an attractive risk-adjusted return with a focus on value creation, capital preservation, and growth.

Our primary investment strategy is to purchase manufactured housing communities that meet our acquisition criteria and will experience an increase in value through our internal asset and property management. Secondarily, we may acquire unimproved property and develop manufactured housing communities or may acquire newly-developed communities. We are focused on acquiring or developing communities which are located in markets where there is a shortage of affordable housing and provide a basis that provides both short and long-term capital appreciation. More recently, we have seen more acquisition opportunities that combine manufactured home sites with recreational vehicle, or RV pads, especially in Texas, as well as the Southeastern and Southwestern US. While not a focus of our business presently, we could acquire a number of these properties in the future, and we could elect to convert RV pads to manufactured home sites or operate them long-term as RV pads.

Historically, we have concentrated our acquisition efforts on “all-age” communities in the southeastern United States. However, we are actively pursuing potential acquisitions of communities in other high-growth areas of the country where affordable housing is in high demand.

We are one of four U.S. public companies in the manufactured housing sector, but we are the only company not organized as a REIT, thereby giving us flexibility to focus on growth through reinvestment of income and employing higher leverage upon acquisition than REITs traditionally use of 50-60%. Additionally, due to our small size, we can focus on smaller deals that are not accretive to institutional buyers but where potential risk-adjusted returns are greater.

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

Newly constructed manufactured homes are required to adhere to the HUD Code. The HUD Code, which was revised in the early 1990’s, regulates the design and building of manufactured homes to enhance their durability, energy efficiency, and fire resistance. The construction and safety standards are provided in Title 24, Subtitle B, Chapter XX, Part 3280 of the Hud Code (https://www.ecfr.gov/current/title-24/subtitle-B/chapter-XX/part-3280).

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

Insurance and Property Maintenance and Improvement Policies

Our properties are insured against risks that may cause property damage and business interruption including events such as fire, business interruption, general liability and if applicable, flood. Our insurance policies contain deductible requirements, coverage limits and particular exclusions. It is our policy to maintain adequate insurance coverage on all our properties; and, in the opinion of our management, all our properties are adequately insured. We also obtain title insurance insuring fee title to the properties in an aggregate amount that we believe to be adequate.

It is also our policy to properly maintain, modernize, expand, and make improvements to its properties when required.

Employees

As of December 31, 2022, we had 59 employees, including officers, all but one of whom are full-time employees.

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

Some states and cities, including some where our properties are located, reacted by instituting quarantines, restrictions on travel, mask-mandates, “stay at home” rules and restrictions on the types of businesses that may continue to operate and in what capacity, as well as guidance in response to the pandemic and the need to contain it.

The rules and restrictions put in place had a negative impact on the economy and business activity and may adversely impact the ability of the Company’s tenants, many of whom may be restricted in their ability to work, to pay their rent as and when due. In addition, property managers, maintenance staff, and other employees may be limited in their ability to properly maintain our properties.

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

Our business could be adversely affected by unfavorable economic and political conditions, which in turn, can negatively impact our ability to generate returns to you.

Our future business and operations are sensitive to general business and economic conditions in the United States. Factors beyond our control could cause fluctuations resulting in adverse conditions, such as heightened inflation. Sustained inflationary pressures resulted in the Federal Reserve Board increasing interest rates significantly during 2022, and the Federal Reserve Board has continued to raise interest rates in 2023. To the extent such conditions worsen, inflation may make it more difficult for our borrowers to repay loans, and may increase the risk of default by them, which in turn, can negatively impact our ability to generate returns to you.

In addition, national and regional economies and financial markets have become increasingly interconnected, which increases the possibilities that conditions in one country, region, or market might adversely impact issuers in a different country, region, or market. Major economic or political disruptions, such as the slowing economy in China, the war in Ukraine and sanctions on Russia, and a potential economic slowdown in the United Kingdom and Europe, may have global negative economic and market repercussions. While we do not intend to make loans to borrowers located in those countries, such disruptions may nevertheless impact its operations.

We face risks generally associated with our debt.

We finance a portion of our investments in properties through debt. As of December 31, 2022, our total indebtedness for borrowed money was $87,919,399. We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. In addition, debt creates other risks, including:

●	failure to repay or refinance existing debt as it matures, which may result in forced disposition of assets on disadvantageous terms;

●	refinancing terms less favorable than the terms of existing debt; and

●	failure to meet required payments of principal and/or interest.

We face risks related to “balloon payments” and re-financings.

Certain of our mortgages and lines of credit will have significant outstanding principal balances on their maturity dates, commonly known as “balloon payments.” As of December 31, 2022, our total future minimum principal payments were $87,919,399. We refinanced $62,000,000 of this debt during 2022 which will not mature until 2032. However, there can be no assurance that we will be able to refinance our debt on favorable terms or at all upon maturity. To the extent we cannot refinance debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to service debt and make distributions.

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

A change in the United States government policy regarding the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) could impact our financial condition.

In January 2023, the Biden Administration released a Blueprint for a Renters Bill of Rights. This included a proposal that the Federal Housing Finance Agency, the independent regulator and conservator of Freddie Mac and Fannie Mae, will launch a new public process to examine proposed actions promoting renter protections and limits on rent increases. Fannie Mae and Freddie Mac are a major source of financing for the manufactured housing real estate sector. We depend on Fannie Mae and Freddie Mac to finance growth by purchasing or guaranteeing manufactured housing community loans. If enacted, we do not know the extent to which these renter protections and limits on rent increases will impact our financial condition and our ability to collect rent from our tenants. A decision by the government to limit rent increases through Fannie Mae and Freddie Mac may adversely affect interest rates, capital availability and our ability to refinance our existing mortgage obligations as they come due and obtain additional long-term financing for the acquisition of additional communities on favorable terms or at all.

We face risks relating to the property management services that we provide.

There are inherent risks in our providing property management services to the manufactured housing communities on the properties that we own. The more significant of these risks include:

●	our possible liability for personal injury or property damage suffered by our employees and third parties, including our tenants, that are not fully covered by our insurance;

●	our possible inability to keep our manufactured housing communities at or near full occupancy;

●	our possible inability to attract and keep responsible tenants;

●	our possible inability to expediently remove problematic tenants from our communities;

●	our possible inability to timely and satisfactorily deal with complaints of our tenants;

●	our possible inability to locate, hire and retain qualified property management personnel; and

●	our possible inability to adequately control expenses with respect to our properties.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank Corp., or Signature, and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower under or party to any material letter of credit or any other such instruments with SVB, Signature or any other financial institution currently in receivership, if we enter into any such instruments and any of our lenders or counterparties to such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our partners, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with these financial institutions, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of these financial institutions and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program.

Our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, any financial institutions with which we enter into credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These risks include, but may not be limited to, the following:

●	delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;

●	inability to enter into credit facilities or other working capital resources;

●	potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements; or

●	termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses or other obligations, financial or otherwise, result in breaches of our financial and/or contractual obligations, or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our partners, vendors or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a partner may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a vendor or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. The bankruptcy or insolvency of any partner, vendor or supplier, or the failure of any partner to make payments when due, or any breach or default by a partner, vendor or supplier, or the loss of any significant supplier relationships, could cause us to suffer material losses and may have a material adverse impact on our business.

We may not be able to integrate or finance our acquisitions.

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

We intend to continue to acquire manufactured housing communities. However, newly acquired properties may fail to perform as expected and could pose risks for our ongoing operations including the following:

●	integration may prove costly or time-consuming and may divert management’s attention from the management of daily operations;

●	difficulties or an inability to access capital or increases in financing costs;

●	we may incur costs and expenses associated with any undisclosed or potential liabilities;

●	unforeseen difficulties may arise in integrating an acquisition into our portfolio;

●	expected synergies may not materialize; and

●	acquired properties may be located in new markets where we face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures.

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

We may, or we may be required to, from time to time make significant capital expenditures to maintain or enhance the competitiveness of our manufactured housing communities. For instance, in connection with the recent refinancing of our debt, KeyBank withheld approximately $4,000,000 in escrow for planned capital projects to improve the financed communities, which is included in restricted cash. There can be no assurances that any such expenditures would result in higher occupancy or higher rental rates.

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

Of the 55 manufactured housing communities we currently operate, 16 are on well systems and 35 are on septic systems. At these locations, we are subject to compliance with monthly, quarterly and yearly testing for contaminants as outlined by each state’s Department of Environmental Protection Agencies. Currently, we are not subject to radon or asbestos monitoring requirements.

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

We may become involved in litigation. Litigation can be costly, and the results of litigation are often difficult to predict. We may not have adequate insurance coverage or contractual protection to cover costs and liability in the event we are sued, and to the extent we resort to litigation to enforce our rights, we may incur significant costs and ultimately be unsuccessful or unable to recover amounts that we believe are owed to us. We may have little or no control of the timing of litigation, which presents challenges to our strategic planning.

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

Our company is a small-and mid-capitalization company which presents challenges to our management team.

Often small- and mid-capitalization companies and the industries in which they focus are still evolving and, as a result, they may be more sensitive to changing market conditions. As a result, our management team will be learning as they proceed and may be forced to rely more heavily on the expertise of outside professionals than they might otherwise, which in turn could lead to higher legal and accounting costs and possible securities law compliance issues.

We have one stockholder that can single-handedly control our company.

Our largest stockholder is Gvest Real Estate Capital LLC, an entity whose sole owner is Raymond M. Gee, our chairman and chief executive officer. At present, Mr. Gee beneficially owns approximately 68.79% of our total issued and outstanding Common Stock. Under Nevada law, this ownership position provides Mr. Gee with the almost unrestricted ability to control the business, management and strategic direction of our company. If Mr. Gee chooses to exercise this control, his decisions regarding our company could be detrimental to, or not in the best interests of our company and its other stockholders.

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

A report of our management is included under Item 9A. “Controls and Procedures.” We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in our annual report. However, when and if we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2022, management identified material weaknesses. These material weaknesses were associated with (i) our lack of proper segregation of duties due to the limited number of employees within the accounting department and (ii) our lack of effective closing procedures. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

Risks Related to Ownership of Our Common Stock

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

We may be subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our Common Stock.

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

Our Series A Cumulative Convertible Preferred Stock, which we refer to as our Series A Preferred Stock, Series B Cumulative Redeemable Preferred Stock, which we refer to as our Series B Preferred Stock, and Series C Cumulative Redeemable Preferred Stock, which we refer to as our Series C Preferred Stock, have liquidation preferences that get paid prior to any payment on our Common Stock. As a result, if we were to dissolve, liquidate, merge with another company or sell our assets, the holders of our Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock would have the right to receive up to approximately $39,650,767 as of December 31, 2022, plus any unpaid dividends, before any amount is paid to the holders of our Common Stock. The payment of the liquidation preferences could result in common stockholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. The existence of the liquidation preferences may also reduce the value of our Common Stock, make it harder for us to sell shares of Common Stock in offerings in the future, or prevent or delay a change of control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

As of December 31, 2022, we owned the following manufactured housing properties consisting of 2,579 total lots represented on the map below:

●	Pecan Grove – a 82 lot, all-age community situated on 10.71 acres and located in Charlotte, North Carolina. The average occupancy was 100%.

●	Azalea Hills – a 39 lot, all-age community situated on 7.46 acres and located in Gastonia, North Carolina, a suburb of Charlotte, North Carolina. The average occupancy was 98%.

●	Holly Faye – a 35 lot all-age community situated on 8.01 acres and located in Gastonia, North Carolina, a suburb of Charlotte North Carolina. The average occupancy was 99%.

●	Lakeview – a 84 lot all-age community situated on 17.26 acres in Spartanburg, South Carolina. The average occupancy was 100%.

●	Chatham Pines – a 49 lot all-age community situated on 23.57 acres and located in Chapel Hill, North Carolina. The average occupancy was 100%.

●	Maple Hills – a 74 lot all-age community situated on 21.20 acres and located in Mills River, North Carolina, which is part of the Asheville, North Carolina, Metropolitan Statistical Area. The average occupancy was 91%.

●	Hunt Club Forest – a 78 lot all-age community situated on 13.02 acres and located in the Columbia, South Carolina metro area. The average occupancy was 100%.

●	B&D – a 96 lot all-age community situated on 17.75 acres and located in Chester, South Carolina. The average occupancy was 84%.

●	Crestview – a 113 lot all age community situated on 17.1 acres and located in the Asheville, North Carolina, Metropolitan Statistical Area. The average occupancy was 94%.

●	Springlake – three all-age communities with 224 lots situated on 72.7 acres and located in Warner Robins, Georgia. The average occupancy was 95%.

●	ARC – five all-age communities with 180 lots situated on 39.34 acres and located in Lexington, South Carolina. The average occupancy was 87%.

●	Countryside – a 110 lot all-age community situated on 35 acres and located in Lancaster, North Carolina. The average occupancy was 92%.

●	Evergreen – a 65 lot all-age community situated on 28.4 acres and located in Dandridge, Tennessee. The average occupancy was 97%

●	Golden Isles – a 107 lot all-age community situated on 16.76 acres and located in Brunswick, Georgia. The average occupancy was 72%.

●	Anderson – nine all-age communities with 167 lots situated on 50 acres and located in Anderson, South Carolina. The average occupancy was 89%.

●	Capital View – a 32 lot all-age community situated on 9.84 acres and located in Gaston, South Carolina. The average occupancy was 91%.

●	Hidden Oaks - a 44 lot all-age community situated on 8.96 acres and located in West Columbia, South Carolina. The average occupancy was 85%.

●	North Raleigh – five all-age communities with 138 lots situated on 135 acres and located in Franklin and Granville Counties, North Carolina. The average occupancy was 93%.

●	Dixie – a 37 lot all-age community situated on 3.43 acres and located in Kings Mountain, North Carolina. The average occupancy was 88%.

●	Driftwood – a 26 lot all-age community situated on 34.92 acres and located in Charlotte, North Carolina. The average occupancy was 99%.

●	Meadowbrook – a 94 lot all-age community situated on 40.1 acres and located in York, South Carolina. The average occupancy was 87%.

●	Morganton – a 61 lot all-age community situated on 31.29 acres and located in Morganton, North Carolina. The average occupancy was 91%.

●	Asheboro – two all-age communities with 84 lots situated on 45.4 acres and located in Asheboro, North Carolina. The average occupancy was 92%.

●	Sunnyland – a 73 lot all-age community situated on 18.57 acres and an adjacent parcel of 15 acres of undeveloped land both located in Byron, Georgia. The average occupancy was 84%.

●	Warrenville – two all-age communities with 85 lots situated on 45 acres and located in Warrenville, South Carolina. The average occupancy was 79%.

●	Lake Village (fka Spaulding) – a 73 lot all-age community situated on 17 acres and located in Brunswick, Georgia. The average occupancy was 87%.

●	Solid Rock – a 39 lot all-age community situated on 11 acres and located in Leesville, South Carolina. The average occupancy was 79%.

●	Red Fox (fka Clyde) – a 52 lot all-age community situated on 9 acres and located in Clyde, North Carolina. The average occupancy was 90%.

●	Statesville – a 44 lot all age community situated on 12.86 acres and located in Statesville, North Carolina. The average occupancy was 95%.

●	Timberview – a 55 lot all age community situated on 50 acres and located in Trinity, North Carolina. The average occupancy was 94%.

●	Northview – a 23 lot all age community situated on 3.75 acres and located in Thomasville, North Carolina. The average occupancy was 93%.

●	Glynn Acres – a 21 lot all age community situated on 2.9 acres and located in Brunswick, Georgia. The average occupancy was 94%.

●	Cooley’s (aka Wake Forest 2) – a 44 lot all age community situated on 16 acres and located in Youngsville, North Carolina. The average occupancy was 95%.

●	Country Road (aka Wake Forest 2) – a 28 lot all age community situated on 27 acres and located in Franklinton, North Carolina. The average occupancy was 100%.

●	Mobile Cottage – a 23 lot all age community situated on 13 acres and located in Morganton, North Carolina. The average occupancy was 91%.

The average occupancy rates above represent an average of total monthly occupancy rates from January 1, 2022 (or date of acquisition) through December 31, 2022. For the year ended December 31, 2022, our total portfolio weighted average occupancy rate was 91%. We do not include vacant, undeveloped lots in our average occupancy rate calculations above. When we infill vacant lots with new homes, the lots are counted as vacant lots for purposes of our occupancy calculations until a certificate of occupancy is obtained from the local government and the new home is occupiable by a tenant.

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

	Closing Prices
	High	Low
Fiscal Year Ended December 31, 2021
1st Quarter	$3.00	$1.99
2nd Quarter	3.00	2.25
3rd Quarter	6.00	0.84
4th Quarter	3.90	2.80

Fiscal Year Ended December 31, 2022
1st Quarter	$3.50	$2.53
2nd Quarter	4.49	1.85
3rd Quarter	3.10	1.50
4th Quarter	1.95	0.50

Approximate Number of Holders of Our Common Stock

As of March 28, 2023, there were approximately 50 registered holders of our Common Stock. In computing the number of holders of record of our common shares, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

We have not sold any securities during the 2022 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2022 fiscal year.

Purchases of Equity Securities

We did not repurchase any shares of our Common Stock during fiscal year 2022.

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

Overview

We are a self-administered, self-managed, vertically integrated owner and operator of manufactured housing communities. We earn income from (i) leasing manufactured home sites to tenants who own their own manufactured home and (ii) leasing manufactured homes owned by us to residents of the communities.

As of December 31, 2022, we owned and operated 55 manufactured housing communities containing approximately 2,579 developed sites and 1,394 company-owned manufactured homes. The communities are located in Georgia, North Carolina, South Carolina and Tennessee. See Item 2. “Properties” for a description of these manufactured housing communities.

Recent Developments

Additional Closings of Regulation A Offering

Subsequent to December 31, 2022, we sold an aggregate of 3,874 shares of Series C Preferred Stock in additional closings of this offering for total gross proceeds of $3,874,500. After deducting a placement fee, we received net proceeds of approximately $3,613,371.

Country Aire Acquisition

On September 21, 2022, MHP Pursuits LLC, our wholly owned subsidiary, entered into a purchase and sale agreement with a third-party for the purchase of a manufactured housing community located in Simpsonville, South Carolina, consisting of 107 sites all occupied by tenant-owned manufactured homes on approximately 21 acres for a total purchase price of $5,350,000. On December 9, 2022, MHP Pursuits LLC assigned its rights and obligations in the purchase agreement to Country Aire MHP LLC pursuant to an assignment of purchase and sale agreement. On January 12, 2023, closing of the purchase agreement was completed and Country Aire MHP LLC purchased the community.

In connection with the closing of the property, on January 12, 2023, Country Aire MHP LLC entered into a loan agreement with KeyBank National Association, or KeyBank, for a loan in the principal amount of $3,500,000 and issued a promissory note to the lender for the same amount.

Interest on the disbursed and unpaid principal balance accrues from the date funds are first disbursed at adjusted daily simple SOFR plus a margin rate of 2.25% per annum, interest only until the initial maturity date of September 13, 2025. A twelve-month extension of the maturity date is available which if exercised, the loan would amortize during this period. Country Aire MHP LLC may prepay the note in part or in full prior to the maturity date subject to an exit fee as defined in the loan agreement.

The note is secured by a first priority security interest in the property and the note is guaranteed by Manufactured Housing Properties Inc. and Raymond M. Gee. The loan agreement and note contain customary financial and other covenants and events of default for a loan of its type.

Merritt Place Acquisition

On October 20, 2022, MHP Pursuits LLC, our wholly owned subsidiary, entered into a purchase and sale agreement with a third-party for the purchase of a manufactured housing community located in Brunswick, Georgia, consisting of 40 developed sites, 14 sites to be developed by the seller, and 24 homes on approximately 17.8 acres for a total purchase price of $2,400,000. On January 12, 2023, MHP Pursuits LLC assigned its rights and obligations in the purchase agreement to Merritt Place MHP LLC pursuant to an assignment of purchase and sale agreement. On January 27, 2023, closing of the purchase agreement was completed and Merritt Place MHP LLC purchased the land, land improvements, and homes, further expanding our presence in the Brunswick market.

In connection with the acquisition of the property, on January 27, 2023, Merritt Place MHP LLC entered into a loan agreement with the seller, Merritt Place Rentals LLC, for a loan in the principal amount of $300,000 and issued a promissory note to the lender for the same amount. The note stipulates that Merritt Place will repay the note in full within 5 days of the seller-lender completing development of 14 additional sites. Interest is not charged under this note.

Also in connection with the acquisition of the property, on January 27, 2023, Merritt Place MHP LLC entered into a loan agreement with PrimeSouth Bank, for a loan in the principal amount of $1,680,000 and issued a promissory note to the lenders for the same amount. PrimeSouth Bank agreed to advance an additional $240,000 to Merritt Place MHP LLC upon the completion of the development of the 14 additional lots.

Interest on the disbursed and unpaid principal balance accrues from the date funds are first disbursed at an initial variable rate of 8.00% per annum and thereafter based on the daily Wall Street Journal Prime Rate plus a margin of 1.00%. Payments will be interest only until maturity on January 27, 2024. Merritt Place MHP LLC may prepay the PrimeSouth Bank note in part or in full subject to a penalty as defined in the loan agreement and the note is guaranteed by Raymond M. Gee.

Both notes are secured by first priority security interests in the property. The loan agreement and notes contain customary financial and other covenants and events of default for real estate loans.

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

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2022 and 2021.

	Year Ended December 31,		Increase (Decrease)
	2022	2021	Amount	Percent
Revenue
Rental and related income	$13,994,175	$8,328,294	$5,665,881	68.03%
Gross revenues from home sales	208,098	87,744	120,354	137.16%
Total revenues	14,202,273	8,416,038	5,786,235	68.75%
Community operating expenses
Repair and maintenance	1,107,449	529,899	577,550	108.99%
Real estate taxes	783,049	463,148	319,901	69.07%
Utilities	1,025,028	691,830	333,198	48.16%
Insurance	326,840	125,159	201,681	161.14%
General and administrative expense	1,952,308	821,234	1,131,074	137.73%
Total community operating expenses	5,194,674	2,631,270	2,563,404	97.42%
Corporate payroll and overhead	5,053,771	3,013,810	2,039,961	67.69%
Depreciation expense	3,441,413	2,060,882	1,380,531	66.99%
Interest expense	5,525,839	2,243,876	3,281,963	146.26%
Refinancing costs	3,620,422	110,691	3,509,731	3,170.75%
Cost of home sales	269,572	53,761	215,811	401.43%
Total expenses	23,105,691	10,114,290	12,991,401	128.45%
Other income	500	139,300	(138,800)	(99.64)%
Gain on sale of community	102,665	-	102,665	100.00%
Net loss	$(8,800,253)	$(1,558,952)	(7,241,301)	464.50%
Net loss attributable to non-controlling interest
Variable interest entity share of net loss	(952,588)	(460,609)	(491,979)	106.81%
Net loss attributable to our company	(7,847,665)	(1,098,343)	(6,749,322)	614.50%
Preferred stock dividends and put option value accretion	2,160,424	2,175,472	(15,048)	(0.69)%
Net loss attributable to common stockholders	$(10,008,089)	$(3,273,815)	$(6,734,274)	$205.70%

Revenues. For the year ended December 31, 2022, we earned total revenues of $14,202,273, as compared to $8,416,038 for the year ended December 31, 2021, an increase of $5,786,235, or 68.75%. The increase was primarily due to $1,415,218 of rental income from the acquisition of 13 manufactured housing communities during 2022 and a complete year of rental income related to 24 communities acquired during 2021 which exceeded revenue recognized for the same communities during 2021 by $3,678,691. The remaining increase was due to rental rate increases.

Community Operating Expenses. For the year ended December 31, 2022, we incurred total community operating expenses of $5,194,674, as compared to $2,631,270 for the year ended December 31, 2021, an increase of $2,563,404, or 97.42%. The increase in community operating expenses was primarily associated with the 37 properties acquired during 2022 and 2021, including additional repairs and maintenance, insurance, utilities, and real estate tax expenses and we hired additional on-site maintenance staff at several of our new parks to increase efficiencies and decrease contract labor costs. Community operating expenses as a percentage of revenues were 36.58% and 31.26% during 2022 and 2021, respectively.

Corporate Payroll and Overhead Expenses. For the year ended December 31, 2022, we incurred corporate payroll and overhead expenses of $5,053,771, as compared to $3,013,810 for the year ended December 31, 2021, an increase of $2,039,961, or 67.69%. This increase was primarily due to payroll related expenses including additional corporate salaries and benefits expense of $1,034,997, one-time bonuses and recruiter service fees of $119,000 related to new hires, one-time separation payments of approximately $226,000, and an increase in stock compensation expense of $104,276 due to issuance of stock options to officers hired to support our growth. The increase in corporate overhead expenses was also due to approximately $160,000 of additional marketing and travel expenses and $191,000 of pursuit costs written off during 2022 in relation to abandoned potential acquisitions and development deals. Corporate payroll and overhead expenses as a percentage of revenue were 35.58% and 35.81% during 2022 and 2021, respectively.

Depreciation Expense. For the year ended December 31, 2022, we recorded depreciation expense of $3,441,413, as compared to $2,060,882 for the year ended December 31, 2021, an increase of $1,380,531, or 66.99%. The increase in depreciation was driven by $1,246,616 related to the assets acquired in 37 manufactured housing communities during 2021 and 2022. The remaining increase was due to depreciation of capital improvement projects completed and placed into service during the year ended December 31, 2022, such as home renovations and new home installations.

Interest Expense. For the year ended December 31, 2022, we incurred interest expense of $5,525,839, as compared to $2,243,876 for the year ended December 31, 2021, an increase of $3,281,963, or 146.26%. The increase was primarily related to the increase in interest expense of $1,235,747 on additional debt incurred to acquire new properties in 2022 and a full year of interest related to 2021 acquisition debt, $371,139 of additional interest on related party debt, an increase in amortization of debt issuance costs of $439,758, and an increase of $788,141 in dividends to series C preferred stockholders, which are included in interest expense given the liability treatment of the mandatorily redeemable Series C Preferred Stock. Interest expense as a percentage of revenues was 38.91% and 26.66% during 2022 and 2021, respectively.

Refinancing Costs. For the year ended December 31, 2022, we incurred refinancing costs of $3,620,422, as compared to $110,691 for the year ended December 31, 2021, an increase of $3,509,731, or 3,170.75%, primarily driven by a non-recurring major portfolio refinance on September 1, 2022 through KeyBank and Fannie Mae, which refinanced most of the outstanding debt in our portfolio for a total new principal balance of $62,000,000. We incurred refinancing expense of $3,604,672 in connection with the debt we extinguished including write-off of net unamortized debt issuance costs totaling $2,203,841, prepayment penalties of $1,385,596, and other fees of $15,235.

Cost of Home Sales. For the year ended December 31, 2022, we received proceeds of $208,098 from the sale of 26 manufactured homes to our tenants and wrote off cost basis of $269,572 in connection with the sale of these assets. For the year ended December 31, 2021, we received proceeds of $87,744 from the sale of 16 manufactured homes to our tenants and wrote off cost basis of $53,761 in connection with the sale of these assets.

Other Income. During the year ended December 31, 2022, we recognized other income of $500, which represented miscellaneous non-operating fees compared to $139,300 for the year ended December 31, 2021, which represented the forgiveness of our Paycheck Protection Program loan by the Small Business Administration in June 2021.

Gain on Sale of Community. We sold the Chambert Forest community within our Anderson portfolio consisting of 11 sites and homes during the year ended December 31, 2022 for gross proceeds of $250,000 and recognized a net gain on sale of $102,655. We did not sell any of our communities during the year ended December 31, 2021.

Net Loss. The factors described above resulted in a net loss of $8,800,253 for the year ended December 31, 2022, as compared to a net loss of $1,558,952 for the year ended December 31, 2021, an increase of $7,241,301, or 464.50%, inclusive of $3,604,672 non-recurring refinancing costs related to KeyBank portfolio refinance.

Liquidity

The consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of our company as a going concern. We have incurred net losses each year since inception and have experienced slightly negative cash flows from operations during the year ended December 31, 2022. The portfolio refinance with KeyBank drove the large net loss for the year ended December 31, 2022, which is a non-recurring cost going forward. Additionally, we are in an acquisitive, growth stage whereby we have doubled the number of home sites in our portfolio of manufactured housing communities over the past two years. We acquire communities and invest in physical improvements, implement operational efficiencies to cut costs, work to improve occupancy and collections, and increase rents based on each respective market all to stabilize the acquired communities to their full potential. We increased the number of home sites in our portfolio by 27% over the twelve months ended December 31, 2022, which are still stabilizing. We have incurred additional corporate payroll and overhead and interest expense in order to accomplish such growth which has driven losses and used operating cash flow.

Our principal demands for cash are operating and administrative expenses, dividends on our preferred stock, debt service payments, capital expenditures to improve the properties within our portfolio, and community acquisitions. We expect to fund our operating cash requirements over the next year through a combination of cash on hand, net cash provided by our property operations, and if necessary, borrowings from our related party lines of credit available for working capital or other cash flow needs. Additionally, proceeds from the KeyBank portfolio refinance were used to pay off debt attached to a significant percentage of our Company owned manufactured homes which are now unencumbered and can be sold to generate liquidity, if needed.

Our continued growth depends on the availability of suitable properties which meet our investment criteria and appropriate financing, which includes our ability to raise capital. There is no guarantee that any of these additional opportunities will materialize or that we will be able to take advantage of such opportunities. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all. Proceeds from issuance of Series C Preferred Stock and cash held in escrow with our lenders will fund our capital improvement projects and acquisitions. To the extent that funds or appropriate communities are not available, fewer acquisitions and capital improvements will be made.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for years ended December 31, 2022 and 2021:

Cash Flow

	Year Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$(59,793)	$2,178,247
Net cash used in investing activities	(10,897,267)	(9,037,451)
Net cash provided by financing activities	19,256,346	6,976,676
Net increase in cash, cash equivalents and restricted cash	8,299,286	117,472
Cash, cash equivalents and restricted cash at beginning of year	2,106,329	1,988,857
Cash, cash equivalents and restricted cash at end of year	$10,405,615	$2,106,329

Net cash used in operating activities was $59,793 for the year ended December 31, 2022, as compared to $2,178,247 net cash provided by operating activities for the year ended December 31, 2021. For the year ended December 31, 2022, the net loss of $8,800,253, offset in part by non-cash depreciation expense of $3,441,413 and amortization of debt issuance costs of $669,931 and write-off of net unamortized debt issuance costs totaling $2,219,591 upon refinance were primary drivers of the net cash used in operating activities. Additionally, prepayment penalties and other fees of $1,400,831 paid to prior lenders upon refinance of the majority of our loans that is included in net loss is added back to net loss to present as a financing activity. For the year ended December 31, 2021, the net loss of $1,558,952, offset by depreciation in the amount of $2,060,882, increase in accrued liabilities of $747,559, increase in tenant security deposits of $366,043, and increase in accounts payable of $241,869 were the primary drivers of the net cash provided by operating activities.

Net cash used in investing activities was $10,897,267 for the year ended December 31, 2022, as compared to $9,037,451 for the year ended December 31, 2021. Net cash used in investing activities for the year ended December 31, 2022 consisted of purchases of investment properties in the amount of $7,856,769 and $615,823 paid for acquisition costs and advanced pursuit costs and deposits for potential deals of $343,678, as well as capital improvements of $2,289,095, offset by proceeds from sales of homes of $208,098. Net cash used in investing activities for the year ended December 31, 2021 consisted of purchases of investment properties in the amount of $6,617,000 and $481,781 paid for acquisition costs, as well as capital improvements of $2,026,414 and proceeds from sales of homes of $87,744.

Net cash provided by financing activities was $19,256,346 for the year ended December 31, 2022, as compared to $6,976,676 for the year ended December 31, 2021. For the year ended December 31, 2022, net cash provided by financing activities consisted primarily of proceeds received from refinanced notes payable and lines of credit of $67,086,313, proceeds from issuance of preferred stock of $15,849,602, proceeds from related party debt of $4,700,000, offset by repayment of notes payable upon refinance of $52,774,771, repayment of VIE lines of credit upon refinance of $3,085,607, repayment of related party debt of $4,350,000, repayment of notes payable of $518,622, repayment of VIE lines of credit of $203,919, payment of mortgage costs and financing costs recorded as debt discount of $4,615,257, payment of prepayment penalties totaling $1,400,831 to old lenders upon refinance of the majority of loans in our portfolio, and preferred stock dividends of $976,897. For the year ended December 31, 2021, net cash provided by financing activities consisted primarily of proceeds from issuance of preferred stock of $6,821,884, proceeds from refinanced notes payable and lines of credit in the amount of $6,746,731, proceeds from related party debt of $1,650,000, and proceeds from VIE lines of credit of $1,000,000, offset by repayment of notes payable upon refinance of $4,309,272, repayment of VIE lines of credit upon refinance of $1,676,634, capitalized debt issuance costs of $1,526,376, preferred stock dividends of $964,167, and repayment of notes payable of $599,896.

Regulation A Offering

On June 11, 2021, we launched a new offering under Regulation A of Section 3(6) of the Securities Act for Tier 2 offerings, pursuant to which we are offering up to 47,000 shares of Series C Preferred Stock at an offering price of $1,000 per share for a maximum offering amount of $47 million.

During the year ended December 31, 2022, we sold an aggregate of 15,849.6 shares of Series C Preferred Stock for total gross proceeds of $15,849,602. After deducting a placement fee and broker dealer commissions, we received net proceeds of $14,786,508. In addition to the placement fee and broker dealer commissions, we capitalized an additional $91,886 of other issuance costs associated with the offering which, net of amortization expense, offset with the net proceeds on the balance sheet.

During the year ended December 31, 2021, we sold an aggregate of 5,734.4 shares of Series C Preferred Stock for total gross proceeds of $5,734,400. After deducting a placement fee and broker dealer commissions, we received net proceeds of $5,345,207. In addition to the placement fee and broker dealer commissions, we capitalized an additional $159,515 of issuance costs associated with the offering which, net of amortization expense, offset with the net proceeds on the balance sheet.

Promissory Notes

We have issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities. The interest rates on outstanding promissory notes range from 4% to 7.39% with 5 to 30 years principal amortization. The promissory notes are secured by the real estate assets and 31 loans totaling $75,583,029 are guaranteed by Raymond M. Gee, our chairman and chief executive officer.

On September 1, 2022, we entered into 23 loan agreements with KeyBank and Fannie Mae for a total principal balance of $62,000,000. The loan proceeds were primarily used to pay off third party notes and line of credit with various other lenders totaling approximately $54,000,000, promissory note issued to Metrolina Loan Holdings, LLC for $1,500,000 and a revolving promissory note issued to Gvest Real Estates Capital LLC for $2,000,000. KeyBank withheld approximately $4,000,000 in escrow for planned capital projects to improve the financed communities which is included in restricted cash. We recognized refinancing expense of $3,604,672 in connection with the debt we extinguished including write-off of net unamortized debt issuance costs totaling $2,203,841, prepayment penalties of $1,385,596, and other fees of $15,234. The new loans with KeyBank are interest-only at 4.87% for the first 60 months of the term with principal and interest payments continuing thereafter until maturity on September 1, 2032. We may prepay the notes in part or in full subject to prepayment penalties if repaid before May 31, 2032, and without penalty if repaid on or subsequent to that date. The loans are secured by the real estate, which predominately excludes mobile homes, and are guaranteed by our company and Raymond M. Gee. We capitalized $2,842,213 of debt issuance costs in connection with this refinancing including a $1,000,000 accrued guaranty fee owed to Raymond M. Gee to be paid at a later date.

As of December 31, 2022, the outstanding balance on all third-party promissory notes was $79,550,080. The following are the terms of these notes:

	Maturity Date	Interest Rate	Interest Only Period (Months)	Balance 12/31/22	Balance 12/31/21
Pecan Grove MHP LLC	02/22/29	5.250%	-	$-	$2,969,250
Pecan Grove MHP LLC - KeyBank*	09/01/32	4.870%	60	4,489,000	-
Azalea MHP LLC	03/01/29	5.400%	-		790,481
Azalea MHP LLC - KeyBank*	09/01/32	4.870%	60	1,830,000	-
Holly Faye MHP LLC	03/01/29	5.400%	-		579,825
Holly Faye MHP LLC - KeyBank*	09/01/32	4.870%	60	1,608,000	-
Chatham MHP LLC	04/01/24	5.875%	-		1,698,800
Chatham MHP LLC - KeyBank*	09/01/32	4.870%	60	2,263,000	-
Lakeview MHP LLC	03/01/29	5.400%	-		1,805,569
Lakeview MHP LLC - KeyBank*	09/01/32	4.870%	60	3,229,000	-
B&D MHP LLC	05/02/29	5.500%	-		1,779,439
B&D MHP LLC - KeyBank*	09/01/32	4.870%	60	2,887,000	-
Hunt Club MHP LLC	01/01/33	3.430%	-		2,398,689
Hunt Club MHP LLC - KeyBank*	09/01/32	4.870%	60	2,756,000	-
Crestview MHP LLC	12/31/30	3.250%	-		4,682,508
Crestview MHP LLC - KeyBank*	09/01/32	4.870%	60	4,625,000	-
Maple Hills MHP LLC	12/01/30	3.250%	-		2,341,254
Maple Hills MHP LLC - KeyBank*	09/01/32	4.870%	60	2,570,000	-
Springlake MHP LLC*	12/10/26	4.750%	12		4,016,250
Springlake MHP LLC - KeyBank*	09/01/32	4.870%	60	6,590,000	-
ARC MHP LLC	01/01/30	5.500%	-		3,809,742
ARC MHP LLC - KeyBank*	09/01/32	4.870%	60	3,687,000	-
Countryside MHP LLC	03/20/50	5.500%	12		1,684,100
Countryside MHP LLC - KeyBank*	09/01/32	4.870%	60	4,343,000	-
Evergreen MHP LLC	04/01/32	3.990%	-		1,115,261
Evergreen MHP LLC - KeyBank*	09/01/32	4.870%	60	2,604,000	-
Golden Isles MHP LLC	03/31/26	4.000%	-		787,500
Golden Isles MHP LLC - KeyBank*	09/01/32	4.870%	60	1,987,000	-
Anderson MHP LLC*	07/10/26	5.210%	24		2,153,807
Anderson MHP LLC - KeyBank*	09/01/32	4.870%	60	5,118,000	-
Capital View MHP LLC*	09/10/26	5.390%	24		817,064
Capital View MHP LLC - KeyBank*	09/01/32	4.870%	60	829,000	-
Hidden Oaks MHP LLC*	09/10/26	5.330%	24		823,440
Hidden Oaks MHP LLC - KeyBank*	09/01/32	4.870%	60	764,000	-
North Raleigh MHP LLC	11/01/26	4.750%	-		5,304,409
North Raleigh MHP LLC - KeyBank*	09/01/32	4.870%	60	5,279,000	-
Charlotte 3 Park MHP LLC (Dixie, Driftwood, Meadowbrook)(1)	03/01/22	5.000%	2	-	1,500,000
Charlotte 3 Park MHP LLC (Dixie, Driftwood, Meadowbrook)(2)*	11/01/28	4.250%	-	-	-
Charlotte 3 Park MHP LLC (Dixie) – KeyBank*	09/01/32	4.870%	60	485,000	-
Charlotte 3 Park MHP LLC (Driftwood) - KeyBank*	09/01/32	4.870%	60	274,000	-
Carolinas 4 MHP LLC (Asheboro, Morganton)*	01/10/27	5.300%	36	-	3,105,070
Carolinas 4 MHP LLC (Asheboro) - KeyBank*	09/01/32	4.870%	60	1,374,000	-
Carolinas 4 MHP LLC (Morganton) - KeyBank*	09/01/32	4.870%	60	1,352,000	-
Sunnyland MHP LLC(2)*	02/10/27	5.370%	36	-	-
Sunnyland MHP LLC - KeyBank*	09/01/32	4.870%	60	1,057,000	-
Warrenville MHP LLC*	03/10/27	5.590%	36	1,218,870	-
Spaulding MHP LLC	07/22/43	WSJ Prime +1%	12	1,600,000	-
Solid Rock MHP LLC	06/30/32	5.000%	12	925,000	-
Red Fox MHP LLC	08/01/32	5.250%	24	2,250,000	-
Statesville MHP LLC*	09/13/25	SOFR +2.35%	36	1,519,925	-
Timberview MHP LLC*	09/13/25	SOFR +2.35%	36	1,418,075	-
Northview MHP LLC - land (Seller Finance)	09/15/27	6.000%	60	792,654	-
Statesville, Northview, and Timberview MHP LLC - homes (Seller Finance)	09/15/27	6.000%	60	407,345	-
Glynn Acres MHP LLC	11/01/42	6.000%	-	898,052	-
Wake Forest MHP LLC (Cooley’s, Country Road)*	12/10/27	7.390%	36	3,038,914	-
Mobile Cottage MHP LLC	12/20/27	5.000%	30	400,000	-
Gvest Finance LLC (B&D homes)	05/01/24	5.000%	-	614,809	657,357
Gvest Finance LLC (Countryside homes)	03/20/50	5.500%	-	-	1,287,843
Gvest Finance LLC (Golden Isles homes)	03/31/31	4.000%	120	684,220	787,500
Gvest Anderson Homes LLC*	07/10/26	5.210%	24	-	2,006,193
Gvest Capital View Homes LLC*	09/10/26	5.390%	24	-	342,936
Gvest Hidden Oaks Homes LLC*	09/10/26	5.330%	24	-	416,560
Gvest Carolinas 4 Homes LLC (Asheboro, Morganton)*	01/10/27	5.300%	36	-	1,294,930
Gvest Sunnyland Homes LLC(2)*	02/10/27	5.370%	36	-	-
Gvest Warrenville Homes LLC*	03/10/27	5.590%	36	1,221,130	-
Gvest Wake Forest 2 Homes LLC (Cooley’s, Country Road homes)*	12/10/27	7.390%	36	561,086	-
Total Notes Payable				79,550,080	50,955,777
Discount Direct Lender Fees				(3,666,214)	(2,064,294)
Total Net of Discount				75,883,866	48,891,483

(1)	We repaid the Charlotte 3 Park MHP LLC note payable of $1,500,000 on March 1, 2022 and recognized refinancing cost expense totaling $15,751. This community was refinanced on April 14, 2022 with a different lender and the Company capitalized $258,023 of debt issuance costs related to the new note.

(2)	We entered into and paid off these promissory notes within the year ended December 31, 2022.

*	The notes indicated above are subject to certain financial covenants.

Lines of Credit – Variable Interest Entities

Facility	Borrower	Community	Maturity Date	Interest Rate	Maximum Credit Limit	Balance December 31, 2022	Balance December 31, 2021
Occupied Home Facility(1)	Gvest Homes I LLC	ARC, Crestview, Maple	01/01/30	8.375%	$20,000,000	$2,424,896	$2,517,620
Multi-Community Rental Home Facility	Gvest Finance LLC	ARC, Golden Isles, Springlake	Various (3)	Greater of 3.25% or Prime, + 375 bps	$5,000,000	$2,561,380	$838,000
Multi-Community Floorplan Home Facility(1)(2)	Gvest Finance LLC	Golden Isles, Springlake, Sunnyland, Crestview	Various (3)	LIBOR + 6 – 8% based on days outstanding	$4,000,000	$1,383,043	$1,104,255
Springlake Home Facility(2)	Gvest Finance LLC	Springlake	12/10/26	6.75%	$3,300,000	$-	$1,892,481
Total Lines of Credit – VIEs						$6,369,319	$6,352,356
Discount Direct Lender Fees						$(160,372)	$(151,749)
Total Net of Discount						$6,208,947	$6,200,607

(1)	During the year ended December 31, 2022, Gvest Homes I LLC drew down $19,145 related to the Occupied Home Facility and $1,675,735 related to the Multi-Community Floorplan Home Facility and $791,867 was transferred from the Multi-Community Floorplan Home Facility to the Multi-Community Rental Home Facility as the homes became occupied as rental units. Payments on the Multi-Community Floorplan Home Facility advances are interest only until each advance is paid off or transferred to the Multi-Community Rental Home Facility.

(2)	Payments on the Springlake Home Facility were interest only for the first six months. During the first quarter of 2022, Gvest Finance LLC drew down $596,563 related to the Springlake Home Facility and used the proceeds to pay down the same amount on the Multi-Community Floorplan Home Facility so that all homes at Springlake were financed by one lender. On September 1, 2022, in connection with KeyBank refinancing, we repaid the outstanding balance of this facility on behalf of Gvest Finance LLC. During the fourth quarter of 2022, Gvest Finance LLC refinanced many of the Springlake homes adding $1,014,750 to the Muti-Community Rental Home Facility and used the proceeds to repay our company.

(3)	The maturity date of the of the Multi-Community Floorplan and Rental Lines of Credit will vary based on each statement of financial transaction, a report identifying the funded homes and the applicable financial terms.

The agreements for each of the above line of credit facilities require the maintenance of certain financial ratios or other affirmative and negative covenants. All the above line of credit facilities are guaranteed by Raymond M. Gee.

NAV Real Estate, LLC Promissory Note

On June 29, 2022, we issued a revolving promissory note to NAV RE, LLC, an entity whose owners are Adam Martin, our chief investment officer, and his spouse pursuant to which we may borrow up to $2,000,000 on a revolving basis for working capital or acquisition purposes. On the same date, we borrowed $2,000,000. As of December 31, 2022, the outstanding principal balance on this note was $2,000,000. This note has a five-year term and is interest-only based on an 15% annual rate through the maturity date and is unsecured. During the years ended December 31, 2022 and 2021, interest expense totaled $154,167 and $0, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

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

Under ASC 842, we must assess on an individual lease basis whether it is probable that we will collect the future lease payments. We consider the tenant’s payment history and current credit status when assessing collectability. When collectability is not deemed probable, we will write-off the tenant’s receivables, including straight-line rent receivable, and limit lease income to cash received.

Our revenues primarily consist of rental revenues and other rental related fee income. We have the following revenue sources and revenue recognition policies:

●	Rental revenues include revenues from the leasing of land lot or a combination of both, the mobile home and land at our properties to tenants.

●	Revenues from the leasing of land lot or a combination of both, the mobile home and land at our properties to tenants include (i) lease components, including land lot or a combination of both, the mobile home and land, and (ii) reimbursement of utilities and account for the components as a single lease component in accordance with ASC 842.

●	Revenues derived from fixed lease payments are recognized on a straight-line basis over the non-cancelable period of the lease. We commence rental revenue recognition when the underlying asset is available for use by the lessee. Revenue derived from the reimbursement of utilities are generally recognized in the same period as the related expenses are incurred. The majority of our leases are month-to-month.

Revenue from sales of manufactured homes is recognized in accordance with the core principle of ASC 606, at the time of closing when control of the home transfers to the customer. After closing of the sale transaction, we generally have no remaining performance obligation.

Leases. Rental revenue is generated from lease agreements with tenants for lease of our sites and manufactured homes where we are the lessor. The terms of these leases are generally annual or month-to-month and are renewable upon the consent of both parties and contain no option to purchase the underlying asset. Therefore, these leases are accounted for as operating leases in accordance with ASC 842.

We are the lessee in a lease agreement for our corporate office space with a related party entity owned and controlled by Raymond M. Gee, our CEO and chairman. The lease term for our office is month-to-month, the lease is terminable by either party if written, thirty-day notice is given, and the lease contains no option to purchase the facility. This lease is accounted for as an operating lease. Pursuant to ASC 842-20-25-2, we as the lessee, have elected the short-term lease measurement exception whereby lease expense is recognized on a straight-line basis over the term of the lease with no right-of-use asset or lease liability recognized on the consolidated balance sheet.

Acquisitions. We account for acquisitions as asset acquisitions in accordance with ASC 805, “Business Combinations,” and allocate the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, site and land improvements, buildings and improvements and rental homes. We allocate the purchase price of an acquired property generally determined by a third-party purchase price allocation report obtained in conjunction with the purchase based on appraisals.

Debt Issuance Costs. Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related obligation with the amortization included as a component of interest expense in the statement of operations. The unamortized balance of the debt issuance costs is presented in the consolidated balance sheet as direct reduction from the carrying amount of the debt. Upon prepayment, refinance, or substantial modification of a debt obligation, the related unamortized costs are written off to expense.

Investment Property and Depreciation. Investment real property and equipment are carried at cost. Depreciation of buildings, improvements to sites and buildings, rental homes, equipment, and vehicles is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 3 to 25 years). Maintenance and repairs are charged to expense as incurred and improvements are capitalized. We use our professional judgement in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the financial statement and any gain or loss is reflected in the current period’s results of operations. For development and expansion projects, we capitalize direct project costs, such as construction, architectural and legal, as well as indirect project costs such as interest. Land development costs are not depreciated until they are put in use, at which time they are capitalized as land improvements.

Impairment Policy. We apply FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the years ended December 31, 2022 and 2021.

Variable Interest Entities. In December 2020, we entered into a property management agreement with Gvest Finance LLC, a company owned and controlled by our parent company, Gvest Real Estate Capital LLC, an entity whose sole owner is Raymond M. Gee, our chairman and chief executive officer, and has subsequently entered into property management agreements with Gvest Homes I LLC, Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Springlake Homes LLC, Gvest Carolinas 4 Homes LLC, Gvest Sunnyland Homes LLC, Gvest Warrenville Homes LLC and Gvest Wake Forest 2 Homes LLC, which are all wholly owned subsidiaries of Gvest Finance LLC. Under the property management agreements, the Company manages the homes owned by the VIEs and the VIEs remit to us all income, less any sums paid out for operational expenses and debt service but retain 5% of the debt service payment as a reserve.

Additionally, during 2021, we formed two entities, Brainerd Place LLC and Bull Creek LLC, for the purpose of exploring opportunities to develop mobile home communities. We own 49% of these entities and Gvest Real Estate LLC, an entity whose sole owner is Raymond M. Gee, owns 51%. We also executed operating agreements with these entities which designate Gvest Capital Management LLC, a company owned and controlled by Gvest Real Estate Capital LLC, as manager with the authority, power, and discretion to manage and control the entities’ business decisions. The operating agreements require us to make cash contributions to the entities to fund their activities, operations, and existence, if we approve the contribution requests from the manager. This ultimately provides our company with power to direct the economically significant activities of these entities.

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

During the year ended December 31, 2022, we refinanced most of our debt and used the refinance proceeds to pay off loans totaling $4,664,384 for which homes owned by Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Carolinas 4 Homes LLC and Gvest Sunnyland Homes LLC were collateral. Homes in these communities were transferred to our wholly owned subsidiary, MHP Home Holdings LLC, in exchange for the debt paid off on behalf of these VIE entities owned by Gvest Finance LLC and intercompany debt forgiven totaling $460,226. This change in ownership of the homes is reflected in the current period’s balance sheet and the difference between the debt paid off and forgiven and the cost basis of the assets exchanged is reflected as an adjustment to additional paid in capital of $278,138 on the statement of changes in deficit which is eliminated in consolidation. Furthermore, we used refinance proceeds to pay off loans held by Gvest Finance LLC and Gvest Springlake Homes LLC which financed homes in the Springlake and Countryside communities. These VIE entities are in the process of obtaining replacement debt which has not been finalized of the date of this report. An intercompany loan of $2,893,981 is included in accrued liabilities and eliminated in consolidation equal to the Countryside and Springlake debt and refinance costs paid by us on the VIEs’ behalf that have not yet been repaid as of the date of this report.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2022. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this evaluation, management used the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2022, our internal control over financial reporting was not effective due to the following material weaknesses.

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

To cure the foregoing material weakness, we have taken or plan to take the following remediation measures:

●	We have added and plan to continue to add additional employees to assist in the financial closing procedures.

●	As necessary, we will continue to engage consultants or outside accounting firms to ensure proper accounting for our consolidated financial statements.

●	We are transitioning all our tenants to send money order payments to a third-party lock box rather than processing in-house to improve segregation of duties.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Raymond M. Gee	62	Chairman of the Board and Chief Executive Officer
Jay Wardlaw	56	President and Director
Vira Turchinyak	34	Chief Financial Officer
Julia Pererva	40	Chief Operating Officer
Adam A. Martin	51	Chief Investment Officer
William H. Carter	74	Director
John P. Gee	27	Director
Richard M. Gee	30	Director
Terry Robertson	79	Director

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

Jay Wardlaw. Mr. Wardlaw has served as our president and as a member of our board of directors since April 2022. He was a managing director with the Birdsey Group focusing on business development, underwriting and debt and equity placements from 2020 to 2021. From 2015-2020, Mr. Wardlaw was a managing director in Regions Banks Real Estate Capital Markets group marketing CMBS, FNMA, HUD, Affordable Housing, Credit Tenant Lease and Loan Placement products to Regions Bank clients. Prior to joining Regions in 2015, Mr. Wardlaw spent 14 years with Bank of America’s structured real estate finance group. In addition to banking experience, Mr. Wardlaw has six years of experience as a financial consultant with KPMG and PricewaterhouseCoopers. Mr. Wardlaw has FINRA series 63, 7 and 79 certifications and holds a BS degree in Business Administration from the University of North Carolina and an MBA from the University of Florida. Mr. Wardlaw was selected to serve on the board of directors due to his extensive finance and real estate experience.

Vira Turchinyak. Ms. Turchinyak has served as our chief financial officer since January 2023. Ms. Turchinyak oversees all of our financial, SEC, and tax reporting responsibilities. Ms. Turchinyak is a licensed certified public accountant in North Carolina and New York. Prior to joining us, she served as a controller at Cantor Fitzgerald’s Real Estate Investment Management group overseeing accounting and financial reporting for non-traded REITs, 1031 exchange fund and opportunity zone funds. Prior to Cantor, she was with AR Global Investments, LLC where she was a financial reporting manager preparing all SEC filings for a publicly traded REIT with $3.6 billion in assets under management. Ms. Turchinyak launched her career at PricewaterhouseCoopers, LLP in New York City where she spent three years as an auditor serving public and private clients in the real estate industry. Ms. Turchinyak received her BS degree in Accounting from the University at Buffalo.

Julia Pererva. Mrs. Pererva has served as our chief operating officer since September of 2022. She is a certified property manager (CPM) and holds a real estate broker’s license in North Carolina and South Carolina. She also currently serves as a real estate broker with Engle & Volkers. Prior to joining us, Mrs. Pererva served as commercial property portfolio manager of MPV Properties from December 2020 to June 2022, as chief operating officer of Attention To Detail Restoration Company from March 2019 to July 2020, as commercial property portfolio manager of Flagship Healthcare Properties from May 2018 to March 2019 and as director of asset management at Gvest Capital LLC from February 2015 to May 2018. Her previous experience with MPV Properties, Flagship Healthcare Properties and Gvest Capital LLC includes managing over 500,000 SF multi-state commercial portfolios which included office, retail, medical, associations and multi-family assets throughout the Southeast. Mrs. Pererva received her bachelor’s degree in Organizational Communications and Management from Wingate University.

Adam A. Martin. Mr. Martin has served as our chief investment officer since October 2017. He is responsible for identifying and executing our investment strategies. Mr. Martin has 25 years of experience in the acquisition, development, financing, and asset management of commercial real estate and structured finance investments. Prior to joining us, Mr. Martin was a principal of Pinnacle Capital Partners, a real estate investment and development company. He also worked for Deutsche Bank Mortgage Capital originating and structuring loans for Deutsche’s credit tenant lease/structured products and conduit platforms. Prior to that, Mr. Martin worked for Royal & Sun Alliance where he originated and managed a multi-billion diversified real estate and structured products portfolio. Mr. Martin graduated from Texas A&M University with a BBA in Finance and a master’s degree in real estate.

John P. Gee. Mr. Gee has served as a member of our board of directors since September 2022. He served as a vice president of acquisitions of our company from 2020 to 2021 and as a vice president of our affiliate Gvest Capital LLC, which provides management and administrative services to various investment and asset ownership entities, since January 2020. He is a graduate of the University of North Carolina at Charlotte. Mr. Gee was selected to serve on the board of directors because of his real estate experience.

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

Richard M. Gee. Mr. Gee has served as a member of our board of directors since October 2020. He has served as a Vice President of Gvest Capital LLC since 2018. He specializes in acquisitions and development. Prior to joining Gvest Capital LLC, he was a Policy Analyst in the Texas Senate for two years working for a senator. He is a graduate of the University of North Carolina School of Law and received his BA degree in political science and economics from Southern Methodist University. Mr. Gee was selected to serve on the board of directors due to his real estate development experience.

Terry Robertson. Dr. Robertson has served as a member of our board of directors since December 2018. Since 1982, Dr. Robertson has served as consultant at ROBERTSON Appraisal & Consulting, a real estate appraisal and consulting firm that he founded. From 2000 to 2007, he worked at Carroll & Carroll Real Estate Appraisers. Dr. Robertson earned his BBA degree in finance and his PhD from the University of Georgia and is Professor Emeritus of Price College of Business of the University of Oklahoma. Dr. Robertson is an author of articles and books relating to corporate financial structure, real estate valuation and regional economic development. Dr. Robertson was selected to serve on our board of directors due to finance and real estate investment background.

Directors and executive officers are elected until their successors are duly elected and qualified. There are no arrangements or understandings known to us pursuant to which any director or executive officer was or is to be selected as a director (or director nominee) or executive officer.

Family Relationships

Raymond M. Gee is the father of Richard M. Gee and John P. Gee. There are no other family relationships between any of our directors.

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

Corporate Governance

Our current board of directors is comprised of six members: Raymond M. Gee, Jay Wardlaw, William H. Carter, John P. Gee, Richard M. Gee, and Terry Robertson. Our board of directors has determined that Messrs. Carter and Robertson are independent directors as that term is defined in the rules of the Nasdaq Stock Market.

Our board of directors currently has two standing committees, an audit committee and a compensation committee, which perform various duties on behalf of and report to the board of directors. From time to time, the board of directors may establish other committees.

Governance Structure

Currently, our chief executive officer is also our chairman. Our board of directors believes that, at this time, having a combined chief executive officer and chairman is the appropriate leadership structure for our company. In making this determination, the board of directors considered, among other matters, Mr. Raymond M. Gee’s experience and tenure, and believed that he is highly qualified to act as both chairman and chief executive officer due to his experience and expertise. Among the benefits of a dual chief executive officer and chairman role is this structure promotes clearer leadership and direction for our company and allows for a single, focused chain of command to execute our strategic initiatives and business plans.

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

Audit Committee

Our audit committee currently consists of Messrs. Robertson and Carter, with Mr. Robertson serving as chairman. Our board of directors has determined that each member of our audit committee is able to read and understand fundamental financial statements and has substantial business experience that results in such member’s financial sophistication. Our board of directors further determined that Mr. Robertson possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of the rules of the Nasdaq Stock Market and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

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

Compensation Committee

Our compensation committee currently consists of Messrs. Raymond Gee and Robertson. The primary purposes of our compensation committee are to assist our board of directors in fulfilling its responsibility to determine the compensation of our executive officers and directors and to approve and evaluate the compensation policies and programs of our company, including (i) reviewing from time to time and approving our corporate goals and objectives relevant to compensation and our executive compensation structure and compensation range; (ii) evaluating the chief executive officer’s performance in light of the goals and objectives and determining and approving the chief executive officer’s compensation based on this evaluation; (iii) determining and approving the compensation paid to our chief financial officer and any other executive officers; (iv) determining the compensation of our independent directors; (v) granting rights to indemnification and reimbursement of expenses to any officers, employees or directors; (vi) making recommendations to the board regarding equity-based and incentive compensation plans, policies and programs; and (vii) reviewing and assessing annually the compensation committee’s performance and the adequacy of its charter.

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

Insider Trading Policy

We have adopted an insider trading policy which prohibits our directors, officers and employees from engaging in transactions in our Common Stock while in the possession of material non-public information; engaging in transactions in the stock of other companies while in possession of material non-public information that they become aware of in performing their duties; and disclosing material non-public information to unauthorized persons outside our company.

Our insider trading policy restricts trading by directors, officers and certain key employees during blackout periods, which generally begin 15 calendar days before the end of each fiscal quarter and end two business days after the issuance of our earnings release for the quarter. Additional blackout periods may be imposed with or without notice, as the circumstances require.

Our insider trading policy also prohibits our directors, officers and employees from purchasing financial instruments (such as prepaid variable forward contracts, equity swaps, collars and exchange funds) designed to hedge or offset any decrease in the market value of our Common Stock they hold, directly or indirectly. In addition, directors, officers and employees are expressly prohibited from pledging our Common Stock to secure personal loans or other obligations, including by holding their Common Stock in a margin account, unless such arrangement is specifically approved in advance by the administrator of our insider trading policy, or making short-sale transactions in our Common Stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that all reports were timely filed for the year ended December 31, 2022, except as follows:

●	Julia Pererva did not timely file a Form 3 upon her appointment as Chief Operating Officer; and

●	Adam Martin did not timely file a Form 4 to report an option grant in December 2022

As of the date of this report, these delinquent reports have been filed.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table – Years Ended December 31, 2022 and 2021

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Raymond M. Gee,	2022	-	-	-		1,980,000	(2)	1,980,000
Chief Executive Officer	2021	-	-	-		750,000	(2)	750,000

Jay Wardlaw,	2022	181,891	125,000	448,979	(1)	-		755,870
President	2021	-	-	-		-		-

Michael Z. Anise,	2022	66,365	-	-		200,000		266,365
Former President and Chief Financial Officer(3)	2021	170,000	150,000	-		20,000		340,000

(1)	The amount is equal to the aggregate grant-date fair value with respect to the option awards, computed in accordance with FASB ASC Topic 718.

(2)	Includes guarantee fees accrued or paid to Mr. Gee. During the year ended December 31, 2022, we accrued fees of $1,000,000 and paid fees of $980,0000 earned in 2022 and $250,000 owed from 2021. During the year ended December 31, 2021, we accrued fees of $250,000 and paid fees of $500,000.

(3)	Mr. Anise served as President and Chief Financial Officer until April 2022. Other compensation for the year ended December 31, 2022 includes severance payments and other compensation for the year ended December 31, 2021 includes compensation earned as a member of our board of directors.

Employment and Separation Agreements

On March 8, 2022, we entered into an offer letter with Jay Wardlaw, pursuant to which we agreed to pay Mr. Wardlaw an annual base salary of $250,000 and a signing bonus of $50,000. Mr. Wardlaw is also eligible for an annual bonus of up to two times the base salary based on our performance and is eligible to participate in all benefit programs.

On June 22, 2022, we entered into a separation agreement and release with Michael Z. Anise, pursuant to which we agreed to pay Mr. Anise $200,000 on or before August 1, 2022. We also agreed to allow Mr. Anise to exercise an option for 50,000 shares of common stock granted to him in 2017. Mr. Anise agreed to repay $5,049 in tax withholdings paid by us on his 2021 bonus and return all company property. The separation agreement and release contains customary mutual confidentiality, non-disparagement release provisions.

Outstanding Equity Awards at Fiscal Year End

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2022.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jay Wardlaw	-	100,000	-	$0.01	4/10/2032

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

Potential Payments Upon Termination or Change in Control

Except for the severance payment to Mr. Anise, none of the named executive officers listed above are entitled to severance or other payments upon termination or a change in control of our company.

Director Compensation

The table below sets forth our non-executive officer directors’ compensation during the fiscal year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Total ($)
William H. Carter	31,000	31,000
Richard M. Gee	31,000	31,000
James L. Johnson	31,000	31,000
Terry Robertson	31,000	31,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our Common Stock as of March 28, 2023 by (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our Common Stock. Unless otherwise specified, the address of each of the persons set forth below is in care of our company, 136 Main Street, Pineville, NC 28134.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Raymond M. Gee, Chairman and Chief Executive Officer (3)	Common Stock	8,594,282	68.79%
Jay Wardlaw, President and Director (4)	Common Stock	33,333	*
Vira Turchinyak, Chief Financial Officer	Common Stock	-	*
Julia Pererva, Chief Operating Officer (5)	Common Stock	16,666	*
Adam A. Martin, Chief Investment Officer (6)	Common Stock	256,667	2.01%
William H. Carter, Director	Common Stock	20,000	*
John P. Gee, Director (7)	Common Stock	5,000	*
Richard M. Gee, Director (8)	Common Stock	50,000	*
Terry Robertson, Director	Common Stock	20,000	*
All officers and directors as a group (9 persons named above)	Common Stock	8,995,948	71.96%
Michael P. Kelly (9)	Common Stock	2,145,000	17.17%
Joseph Jackson (10)	Common Stock	1,254,506	10.04%

* Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Except as set forth below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our Common Stock.

(2)	A total of 12,493,012 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 28, 2023. For each beneficial owner above, any options exercisable within 60 days have been included in their denominator.

(3)	Includes 20,000 shares of Common Stock held directly and 8,574,282 shares of Common Stock held by Gvest Real Estate Capital LLC. Raymond M. Gee is the Managing Member of Gvest Real Estate Capital LLC and has voting and investment control over the shares held by it.

(4)	Represents 33,333 shares of Common Stock which Mr. Wardlaw has the right to acquire within 60 days through the exercise of vested options.

(5)	Represents 8,333 shares of Common Stock held directly and 8,333 shares of Common Stock which Ms. Pererva has the right to acquire within 60 days through the exercise of vested options.

(6)	Represents 256,667 shares of Common Stock which Mr. Martin has the right to acquire within 60 days through the exercise of vested options.

(7)	Represents 5,000 shares of Common Stock which Mr. Gee has the right to acquire within 60 days through the exercise of vested options.

(8)	Represents 50,000 shares of Common Stock which Mr. Gee’s spouse has the right to acquire within 60 days through the exercise of vested options.

(9)	Represents 2,000,000 shares held by The Raymond M. Gee Irrevocable Trust and 145,000 shares held by The Mariana Vega Ortega Irrevocable Trust. Michael P. Kelly is the Trustee of both trusts and has voting and investment control over the shares held by them.

(10)	Represents shares held by Metrolina Loan Holdings, LLC. Joseph Jackson is the Managing Member of Metrolina Loan Holdings, LLC and has voting and investment control over the shares held by it. The address of Metrolina Loan Holdings, LLC is 108 Gateway Blvd, Suite 104, Mooresville, NC 28117.

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	538,842	$0.01	461,158
Equity compensation plans not approved by security holders	-	-	-
Total	538,842	$0.01	461,158

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2021 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe that the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	In December 2020, we entered into a property management agreement with Gvest Finance LLC, a company owned and controlled by Gvest Real Estate Capital LLC, and have subsequently entered into property management agreements with Gvest Homes I LLC, Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Springlake Homes LLC, Gvest Carolinas 4 Homes LLC, Gvest Sunnyland Homes LLC, Gvest Warrenville Homes LLC, and Gvest Wake Forest 2 Homes LLC, which are all wholly owned subsidiaries of Gvest Finance LLC. Under the property management agreements, we manage the homes owned by the VIEs and the VIEs remit to our company all income, less any sums paid out for operational expenses and debt service but retain 5% of the debt service payment as a reserve.

●	During 2021, we formed two entities, Brainerd Place LLC and Bull Creek LLC, for the purpose of exploring opportunities to develop mobile home communities. We own 49% of these entities and Gvest Real Estate LLC owns 51%. We also executed operating agreements with these entities which designate Gvest Capital Management LLC, a company owned and controlled by Gvest Real Estate Capital LLC, as manager with the authority, power, and discretion to manage and control the entities’ business decisions. The operating agreements require us to make cash contributions to the entities to fund their activities, operations, and existence, if we approve the contribution requests from the manager, which ultimately provides our company with power to direct the economically significant activities of these entities.

●	During the year ended December 31, 2022, we refinanced most of our debt and used the refinance proceeds to pay off loans totaling $4,664,384 for which homes owned by Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Carolinas 4 Homes LLC and Gvest Sunnyland Homes LLC were collateral. Homes in these communities were transferred our wholly owned subsidiary, MHP Home Holdings LLC, in exchange for the debt paid off on behalf of these VIE entities owned by Gvest Finance LLC and intercompany debt forgiven totaling $460,226. This change in ownership of the homes is reflected in the current period’s balance sheet and the difference between the debt paid off and forgiven and the cost basis of the assets exchanged is reflected as an adjustment to additional paid in capital of $278,138 on the statement of changes in deficit which is eliminated in consolidation. We also used refinance proceeds to pay off loans held by Gvest Finance LLC and Gvest Springlake Homes LLC which financed homes in the Springlake and Countryside communities. An intercompany loan of $2,893,981 is included in accrued liabilities and eliminated in consolidation equal to the Countryside and Springlake debt and refinance costs paid by us on the VIEs’ behalf that have not yet been repaid as of the date of this report.

●	In August 2019, we entered into an office lease agreement with 136 Main Street LLC, an entity whose sole owner is Gvest Real Estate LLC, whose sole owner is Mr. Gee, for the lease of our offices. The lease is $12,000 per month and is on a month-to-month term. During the years ended December 31, 2022 and 2021, we paid $144,000 and $144,000, respectively, of rent expense to 136 Main Street LLC.

●	On October 22, 2021, we issued a promissory note to Metrolina Loan Holdings, LLC, a significant stockholder, in the principal amount of $1,500,000. As of December 31, 2021, the balance on this note was $1,500,000. On September 2, 2022, we repaid the full outstanding balance of the loan with proceeds from the KeyBank portfolio refinance. The note bore interest at a rate of 18% per annum and was set to mature on April 1, 2023. The note was guaranteed by Raymond M. Gee. During the years ended December 31, 2022 and 2021, interest expense totaled $181,233 and $51,780, respectively.

●	On December 27, 2021, we issued a revolving promissory note to Gvest Real Estate Capital, LLC, pursuant to which we may borrow up to $1,500,000 on a revolving basis for working capital or acquisition purposes. As of December 31, 2021, the outstanding balance on this note was $150,000. On September 9, 2022, we paid off the full balance with proceeds from the KeyBank portfolio refinance. During the period while the note was outstanding, the maximum credit limit on this note was increased to $2,000,000 and we borrowed an aggregate of $2,700,000. This note had a five-year term and was interest-only based on a 15% annual rate through the maturity date and was unsecured. During the years ended December 31, 2022 and 2021, interest expense totaled $87,542 and $21 respectively.

●	On April 1, 2022, we entered into an agreement with Gvest Capital LLC, an entity whose sole owner is Raymond M. Gee, and its employee Michael P. Kelly, a significant beneficial stockholder, whereby we pay a fee per completed acquisition and a monthly retainer fee to Mr. Kelly for his legal services in connection with acquisitions and other operating matters. During the year ended December 31, 2022, we paid Mr. Kelly $95,000.

●	On May 2, 2022, we entered into a consulting agreement with Two Oaks Capital LLC, and entity whose sole owner is John Gee, a member of our board of directors and son of Raymond M. Gee, for consulting services related to the KeyBank Refinance totaling $32,000.

●	On June 29, 2022, we issued a revolving promissory note to NAV RE, LLC, an entity whose owners are Adam Martin, our chief investment officer, and his spouse pursuant to which we may borrow up to $2,000,000 on a revolving basis for working capital or acquisition purposes. On the same date, we borrowed $2,000,000. As of December 31, 2022, the outstanding principal balance on this note was $2,000,000. This note has a five-year term and is interest-only based on an 15% annual rate through the maturity date and is unsecured. During the years ended December 31, 2022 and 2021, accrued interest expense totaled $154,167 and $0, respectively, to be paid at a later date.

●	On September 1, 2022, we entered into a consulting agreement with Gvest Real Estate Capital, LLC, an entity whose sole owner is Raymond M. Gee, for development consulting and management services related to several upcoming, potential manufactured home community development projects at the Sunnyland and Raeford properties and assistance with major capital improvement projects at existing communities. The consulting agreement is for $8,000 per month and is on a month-to-month term. During the year ended December 31, 2022, we paid $32,000 for development consulting services to Gvest Real Estate Capital LLC.

●	During the year ended December 31, 2022, Raymond M. Gee, our chairman and chief executive officer, received fees totaling $1,230,000 for his personal guaranty on certain promissory notes relating to the acquisition and refinancing of mobile home communities owned by us, including $250,000 in relation to the Asheboro and Morganton acquisitions which were accrued for at December 31, 2021 and paid in January 2022. We also accrued a $1,000,000 guaranty fee owed to Raymond M. Gee, during the year ended December 31, 2022, for his personal guaranty of the KeyBank $62 million portfolio refinance made up of several loans to be paid at a later date. During the year ended December 31, 2021, Mr. Gee received $500,000 for his personal guaranties on promissory notes relating to the refinancing and acquisitions of manufactured housing communities owned by us and we also accrued $250,000 of guaranty fees which were paid in January 2022.

Parent Company

As of December 31, 2022, Gvest Real Estate Capital LLC holds approximately 68.63% of our issued and outstanding voting securities.

Director Independence

Our board of directors has determined that Terry Robertson and William H. Carter are independent directors as that term is defined in the applicable rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Audit Fees	$220,950	$168,710
Audit-Related Fees	7,000	11,800
Tax Fees	-	15,079
All Other Fees	-	-
TOTAL	$227,950	$195,589

Effective September 1, 2022, the Company’s independent registered public accounting firm Friedman LLP combined with Marcum LLP and continued to operate as an independent registered public accounting firm. On September 9, 2022, the board of directors of the Company formally approved the dismissal of Friedman and the engagement of Marcum to serve as the independent registered public accounting firm of the Company in connection with this combination. The services previously provided by Friedman will now be provided by Marcum. All fees during 2022 and 2021 related to Friedman LLP and Marcum LLP.

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit services performed by Marcum LLP for our financial statements as of and for the year ended December 31, 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed on April 19, 2018)

3.2	Certificate of Designation of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 2.2 to the Offering Statement on Form 1-A filed on May 9, 2019)

3.3	Certificate of Designation of Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 5, 2019)

3.4	Amended and Restated Certificate of Designation of Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed on November 15, 2021)

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on April 19, 2018)

3.6	Amendment No. 1 to Amended and Restated Bylaws of Manufactured Housing Properties Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 21, 2022)

4.1*	Description of Registrant’s Securities

10.1	Agreement for Purchase and Sale of Real Property, dated February 11, 2022, between MHP Pursuits LLC and Harold Allen and Brenda D. Allen (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on August 18, 2022)

10.2	First Amendment to Agreement for Purchase and Sale of Real Property, dated April 24, 2022, between MHP Pursuits LLC and Harold Allen and Brenda D. Allen (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on August 18, 2022)

10.3	Second Amendment to Purchase Agreement, dated May 17, 2022, between MHP Pursuits LLC and Harold Allen and Brenda D. Allen (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on August 18, 2022)

10.4	Third Amendment to Purchase Agreement, dated July 22 2022, between MHP Pursuits LLC and Harold Allen and Brenda D. Allen (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on August 18, 2022)

10.5	Assignment of Purchase and Sale Agreement, dated July 12, 2022, between MHP Pursuits LLC and Red Fox MHP LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on August 18, 2022)

10.6	Business Loan Agreement, dated July 29, 2022, between Red Fox MHP LLC and Charlotte Metro Credit Union (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on August 18, 2022)

10.7	Promissory Note, dated July 29, 2022, between Red Fox MHP LLC and Charlotte Metro Credit Union (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on August 18, 2022)

10.8	Deed of Trust, dated July 29, 2022, between Red Fox MHP LLC and Charlotte Metro Credit Union (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on August 18, 2022)

10.9	Assignment of Rents, dated July 29, 2022, between Red Fox MHP LLC and Charlotte Metro Credit Union (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on August 18, 2022)

10.10	Commercial Guaranty, dated July 29, 2022, between Manufactured Housing Properties Inc and Charlotte Metro Credit Union (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on August 18, 2022)

10.11	Purchase and Sale Agreement, dated February 25, 2022, between MHP Pursuits LLC and K10 Enterprises LLC (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on August 18, 2022)

10.12	First Amendment to Purchase Agreement, dated June 28, 2022, between MHP Pursuits LLC and K10 Enterprises LLC (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed on August 18, 2022)

10.13	Assignment of Purchase and Sale Agreement, dated July 7, 2022, between MHP Pursuits LLC and Solid Rock MHP LLC (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed on August 18, 2022)

10.14	Business Loan Agreement, dated June 30, 2022, between Solid Rock MHP LLC and United Bank (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed on August 18, 2022)

10.15	Commercial Promissory Note, dated June 30, 2022, between Solid Rock MHP LLC and United Bank (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed on August 18, 2022)

10.16	Commercial Real Estate Mortgage, dated June 30, 2022, between Solid Rock MHP LLC and United Bank (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed on August 18, 2022)

10.17	Assignment of Leases and Rents, dated June 30, 2022, between Solid Rock MHP LLC and United Bank (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed on August 18, 2022)

10.18	Business Loan Agreement, dated July 22, 2022, between Spaulding MHP LLC and PrimeSouth Bank (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.19	Commercial Promissory Note, dated July 22, 2022, between Spaulding MHP LLC and PrimeSouth Bank (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.20	Commercial Security Agreement, dated July 22, 2022, between Spaulding MHP LLC and PrimeSouth Bank (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.21	Unlimited Continuing Guaranty, dated July 22, 2022, between Manufactured Housing Properties Inc. and PrimeSouth Bank (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.22	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Anderson MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.23	Multifamily Note, dated September 1, 2022, between Anderson MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.24	Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Anderson MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.25	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.26	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between ARC MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.27	Multifamily Note, dated September 1, 2022, between ARC MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.28	Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between ARC MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.29	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association (incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.30	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Carolinas 4 MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.31	Multifamily Note, dated September 1, 2022, between Carolinas 4 MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.32	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Carolinas 4 MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.33	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association (incorporated by reference to Exhibit 10.33 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.34	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Azalea MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.35	Multifamily Note, dated September 1, 2022, between Azalea MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.36	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Azalea MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.37	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association (incorporated by reference to Exhibit 10.37 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.38	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between B&D MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.39	Multifamily Note, dated September 1, 2022, between B&D MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.40	Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between B&D MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.41	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association (incorporated by reference to Exhibit 10.41 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.42	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Capital View MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.42 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.43	Multifamily Note, dated September 1, 2022, between Capital View MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.43 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.44	Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Capital View MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.44 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.45	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association (incorporated by reference to Exhibit 10.45 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.46	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Chatham MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.46 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.47	Multifamily Note, dated September 1, 2022, between Chatham MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.48	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Chatham MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.48 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.49	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association (incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.50	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Countryside MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.51	Multifamily Note, dated September 1, 2022, between Countryside MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.51 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.52	Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Countryside MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.52 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.53	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association (incorporated by reference to Exhibit 10.53 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.54	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Crestview MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.54 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.55	Multifamily Note, dated September 1, 2022, between Crestview MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.55 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.56	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Crestview MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.56 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.57	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association (incorporated by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.58	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Charlotte 3 Park MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.58 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.59	Multifamily Note, dated September 1, 2022, between Charlotte 3 Park MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.59 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.60	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Charlotte 3 Park MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.60 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.61	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association (incorporated by reference to Exhibit 10.61 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.62	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Charlotte 3 Park MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.62 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.63	Multifamily Note, dated September 1, 2022, between Charlotte 3 Park MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.63 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.64	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Charlotte 3 Park MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.64 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.65	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association (incorporated by reference to Exhibit 10.65 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.66	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Evergreen MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.66 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.67	Multifamily Note, dated September 1, 2022, between Evergreen MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.67 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.68	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Charlotte 3 Park MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.68 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.69	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association (incorporated by reference to Exhibit 10.69 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.70	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Golden Isles MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.70 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.71	Multifamily Note, dated September 1, 2022, between Golden Isles MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.71 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.72	Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Golden Isles MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.72 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.73	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association (incorporated by reference to Exhibit 10.73 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.74	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Hidden Oaks MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.74 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.75	Multifamily Note, dated September 1, 2022, between Hidden Oaks MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.75 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.76	Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Hidden Oaks MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.76 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.77	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association (incorporated by reference to Exhibit 10.77 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.78	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Holly Faye MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.78 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.79	Multifamily Note, dated September 1, 2022, between Holly Faye MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.79 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.80	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Holly Faye MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.80 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.81	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association (incorporated by reference to Exhibit 10.81 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.82	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Hunt Club MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.82 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.83	Multifamily Note, dated September 1, 2022, between Hunt Club MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.83 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.84	Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Hunt Club MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.84 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.85	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association (incorporated by reference to Exhibit 10.85 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.86	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Lakeview MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.86 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.87	Multifamily Note, dated September 1, 2022, between Lakeview MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.87 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.88	Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Lakeview MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.88 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.89	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association (incorporated by reference to Exhibit 10.89 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.90	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Maple Hills MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.90 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.91	Multifamily Note, dated September 1, 2022, between Maple Hills MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.91 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.92	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Maple Hills MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.92 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.93	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association (incorporated by reference to Exhibit 10.93 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.94	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Carolinas 4 MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.94 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.95	Multifamily Note, dated September 1, 2022, between Carolinas 4 MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.95 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.96	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Carolinas 4 MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.96 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.97	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association (incorporated by reference to Exhibit 10.97 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.98	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between North Raleigh MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.98 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.99	Multifamily Note, dated September 1, 2022, between North Raleigh MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.99 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.100	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between North Raleigh MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.100 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

59

10.101	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association (incorporated by reference to Exhibit 10.101 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.102	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Pecan Grove MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.102 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.103	Multifamily Note, dated September 1, 2022, between Pecan Grove MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.103 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.104	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Pecan Grove MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.104 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.105	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association (incorporated by reference to Exhibit 10.105 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.106	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Springlake MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.106 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.107	Multifamily Note, dated September 1, 2022, between Springlake MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.107 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.108	Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Springlake MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.108 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.109	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association (incorporated by reference to Exhibit 10.109 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.110	Multifamily Loan and Security Agreement (Non-Recourse), dated September 1, 2022, between Sunnyland MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.110 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.111	Multifamily Note, dated September 1, 2022, between Sunnyland MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.111 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.112	Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated September 1, 2022, between Sunnyland MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.112 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.113	Guaranty of Non-Recourse Obligations, dated September 1, 2022, between Manufactured Housing Properties Inc, Raymond M. Gee and KeyBank National Association (incorporated by reference to Exhibit 10.113 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.114	Purchase and Sale Agreement, dated May 17, 2022, between MHP Pursuits LLC and Statesville Estates MHC LLC, North Side MHC LLC, Timber View LLC (incorporated by reference to Exhibit 10.114 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.115	First Amendment to Purchase and Sale Agreement, dated August 26, 2022, between MHP Pursuits LLC and Statesville Estates MHC LLC, North Side MHC LLC, Timber View LLC (incorporated by reference to Exhibit 10.115 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.116	Assignment of Purchase and Sale Agreement, dated August 31, 2022, between MHP Pursuits LLC and Northview MHP LLC, Timberview MHP LLC, and Statesville MHP LLC (incorporated by reference to Exhibit 10.116 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.117	Agreement with Respect to Home and Homesite Rents, dates September 14, 2022, between Statesville MHP LLC and MHP Home Holdings LLC (incorporated by reference to Exhibit 10.117 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.118	Agreement with Respect to Home and Homesite Rents, dates September 14, 2022, between Timberview MHP LLC and MHP Home Holdings LLC (incorporated by reference to Exhibit 10.118 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.119	Interim Loan Agreement, dated September 14, 2022, between Timberview MHP LLC and Statesville MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.119 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.120	Promissory Note, dated September 14, 2022, between Timberview MHP LLC and Statesville MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.120 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.121	Deed of Trust, Assignment of Leases and Rents, Assignment of Contracts, Security Agreement, and Fixture Filing, dated September 14, 2022, between Statesville MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.121 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.122	Deed of Trust, Assignment of Leases and Rents, Assignment of Contracts, Security Agreement, and Fixture Filing, dated September 14, 2022, between Timberview MHP LLC and KeyBank National Association (incorporated by reference to Exhibit 10.122 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.123	Limited Recourse Guaranty, dated September 14, 2022, between Raymond Gee, Manufactured Housing Properties Inc, and KeyBank National Association (incorporated by reference to Exhibit 10.123 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.124	Promissory Note, dated September 14, 2022, between Northview MHP LLC and North Side MHC LLC (incorporated by reference to Exhibit 10.124 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.125	Security Agreement, dated September 14, 2022, between MHP Home Holdings LLC and North Side MHC LLC (incorporated by reference to Exhibit 10.125 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.126	North Carolina Deed of Trust, dated September 14, 2022, between Northview MHP LLC and North Side MHC LLC (incorporated by reference to Exhibit 10.126 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.127	Guaranty, dated September 14, 2022, between Manufactured Housing Properties Inc. and North Side MHC LLC (incorporated by reference to Exhibit 10.127 to the Quarterly Report on Form 10-Q filed on November 14, 2022)

10.128	Purchase and Sale Agreement, dated July 12, 2022, between MHP Pursuits LLC and Richard and Annette Smith (incorporated by reference to Exhibit 10.103 to the Current Report on Form 8-K filed on November 14, 2022)

10.129	Assignment of Purchase and Sale Agreement, dated September 22, 2022, between MHP Pursuits LLC and Glynn Acres MHP LLC (incorporated by reference to Exhibit 10.104 to the Current Report on Form 8-K filed on November 14, 2022)

10.130	Secured Promissory Note, dated October 7, 2022, between Glynn Acres MHP LLC and Richard and Annette Smith (incorporated by reference to Exhibit 10.105 to the Current Report on Form 8-K filed on November 14, 2022)

10.131	Deed to Secure Debt and Security Agreement, dated October 7, 2022, between Glynn Acres MHP LLC and Richard and Annette Smith (incorporated by reference to Exhibit 10.106 to the Current Report on Form 8-K filed on November 14, 2022)

10.132	Assignment of Leases and Rents, dated October 7, 2022, between Glynn Acres MHP LLC and Richard and Annette Smith (incorporated by reference to Exhibit 10.107 to the Current Report on Form 8-K filed on November 14, 2022)

10.133	Membership Interest Purchase Agreement, dated June 24, 2022, between MHP Pursuits LLC, Randy Norris Bailey, Michelle Bailey, and MACRAL Properties LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2022)

10.134	Membership Interest Purchase Agreement, dated June 24, 2022, between MHP Pursuits LLC, Randy Norris Bailey and Ron-Ran Enterprises LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 21, 2022)

10.135	First Amendment to Membership Interest Purchase Agreement, dated October 21, 2022, between MHP Pursuits LLC, Randy Norris Bailey, Michelle E. Bailey, and MACRAL Properties LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 21, 2022)

10.136	First Amendment to Membership Interest Purchase Agreement, dated October 21, 2022, between MHP Pursuits LLC, Randy Norris Bailey and Ron-Ran Enterprises LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 21, 2022)

10.137	Assignment of Membership Interest Purchase Agreement, dated October 27, 2022, between MHP Pursuits LLC and Country Road MHP LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 21, 2022)

10.138	Assignment of Membership Interest Purchase Agreement, dated October 27, 2022, between MHP Pursuits LLC and Cooley’s MHP LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on December 21, 2022)

10.139	Corrected and Restated Assignment of Membership Interest Purchase Agreement, dated November 8, 2022, between MHP Pursuits LLC and Wake Forest 2 MHP LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on December 21, 2022)

10.140	Loan Agreement, dated November 14, 2022, between MACRAL Properties LLC, Ron-Ran Enterprises LLC, and Vanderbilt Mortgage and Finance Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on December 21, 2022)

10.141	Promissory Note, dated November 14, 2022, between MACRAL Properties LLC, Ron-Ran Enterprises LLC, and Vanderbilt Mortgage and Finance Inc. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on December 21, 2022)

10.142	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated November 14, 2022, between MACRAL Properties LLC, Ron-Ran Enterprises LLC, and Vanderbilt Mortgage and Finance Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on December 21, 2022)

10.143	Security Agreement and Assignment of Rents, dated November 14, 2022, between Gvest Wake Forest 2 Homes LLC and Vanderbilt Mortgage and Finance Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on December 21, 2022)

10.144	Assignment of Ownership Interests, dated November 14, 2022, between Wake Forest 2 MHP LLC and Vanderbilt Mortgage and Finance Inc. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on December 21, 2022)

10.145†	Manufactured Housing Properties Inc. Stock Compensation Plan (incorporated by reference to Exhibit 6.21 to the Offering Statement on Form 1-A filed on May 9, 2019)

14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 15.1 to the Offering Statement on Form 1-A filed on May 9, 2019)

19.1*	Insider Trading Policy

21.1*	List of subsidiaries of the registrant

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

†	Executive compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Manufactured Housing Properties Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Manufactured Housing Properties, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, statements of deficit and statement of cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisitions

The Company accounts for acquisitions as asset acquisitions in accordance with ASC 805, “Business Combinations,” and allocates the purchase price based on the fair value of the assets acquired, which generally consist of land, site and land improvements, buildings improvements, and rental homes. As described in Note 4, during 2022, the Company acquired various real estate properties that were accounted for as asset acquisitions which totaled $24,861,127. Upon an asset acquisition, the purchase price is allocated to land, building, and land improvements. We identified the evaluation of the measurement of the fair values used in purchase price allocation of acquisitions as a critical audit matter because it involves a high degree of subjectivity in evaluating the reasonableness of management’s estimates and the assumptions used in estimates.

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

/s/ Marcum llp

We have served as the Company’s auditor since 2020 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

Marlton, New Jersey

March 29, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Manufactured Housing Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Manufactured Housing Properties, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, equity (deficit) and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Friedman llp

We have served as the Company’s auditor from 2020 to 2022.

Marlton, New Jersey

March 30, 2022

MANUFACTURED HOUSING PROPERTIES INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

	2022	2021
Assets
Investment Property
Land	$30,263,687	$18,854,760
Site and Land Improvements	44,035,649	35,133,079
Buildings and Improvements	23,229,657	14,666,296
Construction in Process	2,541,376	3,030,456
Total Investment Property	100,070,369	71,684,591
Accumulated Depreciation	(8,225,976)	(4,832,300)
Net Investment Property	91,844,393	66,852,291
Cash and Cash Equivalents	5,090,369	1,401,134
Restricted Cash	5,315,246	705,195
Accounts Receivable	368,081	175,955
Other Assets	975,064	913,205
Total Assets	$103,593,153	$70,047,780

Liabilities
Accounts Payable	$755,124	$477,484
Notes Payable, net of $3,666,214 and $2,064,294 debt discount, respectively	75,883,866	48,891,483
Line of Credit – Variable Interest Entity, net of $160,372 and $151,749 debt discount, respectively	6,208,947	6,200,607
Line of Credit – Related Party	2,000,000	150,000
Note Payable – Related Party	-	1,500,000
Accrued Liabilities including amounts due to related parties of $1,154,166 and $250,000, respectively	2,054,438	1,235,001
Tenant Security Deposits	879,676	705,195
Series C Redeemable Preferred Stock, par value $0.01 per share; 47,000 shares authorized; 21,584 and 5,734 shares issued and outstanding; redemption value $21,584,002 and $5,734,400 as of December 31, 2022 and 2021, respectively	20,177,187	5,214,370
Total Liabilities	107,959,238	64,374,140

Commitments and Contingencies (See note 6)	-	-

Redeemable Preferred Stock – subject to redemption	-	-
Series A Cumulative Redeemable Convertible Preferred Stock, par value $0.01 per share; 4,000,000 shares authorized; 1,826,000 and 1,886,000 shares issued and outstanding; redemption value $6,847,500 and $7,072,500 as of December 31, 2022 and 2021, respectively	6,107,916	5,841,771
Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized; 747,951 and 758,551 shares issued and outstanding; redemption value $11,219,265 and $11,378,265 as of December 31, 2022 and 2021, respectively	9,122,218	8,518,594

Deficit
Common Stock, par value $0.01 per share; 200,000,000 shares authorized; 12,493,012 and 12,403,680 shares are issued and outstanding as of December 31, 2022 and 2021, respectively	124,930	124,037
Additional Paid in Capital	(5,428,984)	(3,160,712)
Accumulated Deficit	(12,521,376)	(4,672,537)
Total Manufactured Housing Properties Inc. Deficit	(17,825,430)	(7,709,212)
Non-controlling interest in Variable Interest Entities	(1,770,789)	(977,513)
Total Deficit	(19,596,219)	(8,686,725)
TOTAL LIABILITIES AND DEFICIT	$103,593,153	$70,047,780

See Accompanying Notes to Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
Revenue
Rental and related income	$13,994,175	$8,328,294
Gross revenue from home sales	208,098	87,744
Total revenues	14,202,273	8,416,038

Community operating expenses
Repair and maintenance	1,107,449	529,899
Real estate taxes	783,049	463,148
Utilities	1,025,028	691,830
Insurance	326,840	125,159
General and administrative expense	1,952,308	821,234
Total community operating expenses	5,194,674	2,631,270

Corporate payroll and overhead	5,053,771	3,013,810
Depreciation expense	3,441,413	2,060,882
Interest expense	5,525,839	2,243,876
Refinancing costs	3,620,422	110,691
Cost of home sales	269,572	53,761
Total expenses	23,105,691	10,114,290
Other income	500	139,300
Gain on sale of community	102,665	-
Net loss before provision for income taxes	(8,800,253)	(1,558,952)
Provision for income taxes	-	-
Net loss	$(8,800,253)	$(1,558,952)

Net loss attributable to non-controlling interest variable interest entities	(952,588)	(460,609)
Net loss attributable to Manufactured Housing Properties Inc.	(7,847,665)	(1,098,343)
Preferred stock dividends and put option value accretion
Series A preferred dividends	376,078	384,864
Series A preferred put option value accretion	469,743	472,271
Series B preferred dividends	605,019	579,303
Series B preferred put option value accretion	709,584	739,034
Total preferred stock dividends and put option value accretion	$2,160,424	$2,175,472
Net loss attributable to common stockholders	$(10,008,089)	$(3,273,815)

Weighted average shares – basic and fully diluted	12,798,852	13,058,917

Net loss per share – basic and fully diluted	$(0.78)	$(0.25)

See Accompanying Notes to Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	COMMON STOCK		ADDITIONAL		TOTAL MANUFACTURED HOUSING	NON
	SHARES	PAR VALUE	PAID IN CAPITAL	ACCUMULATED DEFICIT	PROPERTIES INC.	CONTROLLING INTEREST	DEFICIT
Balance at January 1, 2021	12,398,580	$124,016	$(1,052,611)	$(3,574,194)	(4,502,789)	$(419,275)	$(4,922,064)
Stock option expense	-	-	66,015	-	66,015	-	66,015
Preferred shares Series A dividends	-	-	(384,864)	-	(384,864)	-	(384,864)
Preferred shares Series A put option value accretion	-	-	(472,271)	-	(472,271)	-	(472,271)
Preferred shares Series B dividends	-	-	(579,303)	-	(579,303)	-	(579,303)
Preferred shares Series B put option value accretion	-	-	(739,034)	-	(739,034)	-	(739,034)
Common Stock issuance to preferred share holders	5,100	21	1,356	-	1,377	-	1,377
Contributions to VIE	-	-	-	-	-	12,371	12,371
Distributions from VIE	-	-	-	-	-	(110,000)	(110,000)
Net income (loss)	-	-	-	(1,098,343)	(1,098,343)	(460,609)	(1,558,952)
Balance at December 31, 2021	12,403,680	$124,037	$(3,160,712)	$(4,672,537)	(7,709,212)	$(977,513)	$(8,686,725)
Stock option expense	-	-	170,290	-	170,290	-	170,290
Common Stock issued through stock options	89,332	893	-	-	893	-	893
Preferred shares Series A dividends	-	-	(376,078)	-	(376,078)	-	(376,078)
Preferred shares Series A put option value accretion	-	-	(469,743)	-	(469,743)	-	(469,743)
Preferred shares Series B dividends	-	-	(605,019)	-	(605,019)	-	(605,019)
Preferred shares Series B put option value accretion	-	-	(709,584)	-	(709,584)	-	(709,584)
Distributions from VIE	-	-	-	-	-	(120,000)	(120,000)
Intercompany Transfer of Homes – Deemed Dividend	-	-	(278,138)	-	(278,138)	278,138	-
Joint Ventures Adjustment	-	-	-	(1,174)	(1,174)	1,174	-
Net loss	-	-	-	(7,847,665)	(7,847,665)	(952,588)	(8,800,253)
Balance at December 31, 2022	12,493,012	$124,930	$(5,428,984)	$(12,521,376)	(17,825,430)	$(1,770,789)	$(19,596,219)

See Accompanying Notes to Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
Cash Flows from Operating Activities:
Net loss	$(8,800,253)	$(1,558,952)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of community	(102,665)	-
Stock option expense	170,290	66,015
Amortization of debt discount	669,931	230,173
Write off debt issuance costs recorded as debt discount	2,219,591	135,339
Write off acquisition and development pursuit costs	117,599	-
Prepayment penalty upon debt extinguishment	1,400,831	-
Gain on debt extinguishment	-	(139,300)
Loss on sale of homes	61,474	39,313
Depreciation	3,441,413	2,060,882
Changes in operating assets and liabilities:
Accounts receivable	(192,126)	(129,003)
Other assets	458,364	118,309
Accounts payable	256,040	241,869
Tenant security deposits	174,481	366,043
Accrued liabilities	65,237	747,559
Net Cash Provided by (Used in) Operating Activities	(59,793)	2,178,247
Cash Flows from Investing Activities:
Capital improvements	(2,289,095)	(2,026,414)
Proceeds from sales of homes	208,098	87,744
Purchases of investment properties	(7,856,769)	(6,617,000)
Payment of pursuit costs	(343,678)	-
Payment of acquisition costs	(615,823)	(481,781)
Net Cash Used in Investing Activities	(10,897,267)	(9,037,451)
Cash Flows from Financing Activities:
Proceeds from related party debt	4,700,000	1,650,000
Repayment of related party debt	(4,350,000)	-
Proceeds from refinanced notes payable and lines of credit	67,086,313	6,746,731
Repayment of notes payable upon refinance	(52,774,771)	(4,309,272)
Repayment of lines of credit upon refinance - VIEs	(3,085,607)	(1,676,634)
Repayment of notes payable	(518,622)	(599,896)
Proceeds from lines of credit – VIEs	-	1,000,000
Repayment of lines of credit – VIEs	(203,919)	(55,965)
Proceeds from exercise of options	893	-
Proceeds from issuance of preferred stock	15,849,602	6,821,884
Payment of debt and Series C Preferred Stock costs recorded as debt discount	(4,615,257)	(1,526,376)
Prepayment penalty upon debt extinguishment	(1,400,831)	-
Redemption of Preferred Stock	(309,558)	(12,000)
Fees paid in advance for debt	(25,000)	-
Series A and Series B Preferred share dividends	(976,897)	(964,167)
Contribution to VIE	-	12,371
Distributions from VIE	(120,000)	(110,000)
Net Cash Provided by Financing Activities	19,256,346	6,976,676

Net change in cash, cash equivalents and restricted cash	8,299,286	117,472
Cash, cash equivalents and restricted cash at beginning of the year	2,106,329	1,988,857
Cash, cash equivalents and restricted cash at end of the year	$10,405,615	$2,106,329

Cash, cash equivalents and restricted cash consist of the following:
End of year
Cash and cash equivalents	$5,090,369	$1,401,134
Restricted cash	5,315,246	705,195
Total	$10,405,615	$2,106,329
Beginning of year
Cash and cash equivalents	$1,401,134	$1,649,705
Restricted cash	705,195	339,152
Total	$2,106,329	$1,988,857

Cash paid for:
Income taxes	$-	$-
Interest	$3,710,600	$2,184,891
Series C Preferred share dividends	$764,456	$49,292

Non-Cash Investing and Financing Activities
Notes and lines of credit related to acquisitions and capital improvements	$18,088,735	$22,449,312
Non-cash Series A and B Preferred Stock accretion	$1,179,327	$1,211,305
Debt issuance costs included in accounts payable and accrued liabilities	$1,021,660	$250,000
Stock issued in connection with Series B Preferred Stock issuance	$-	$1,377
Proceeds from sale of community in receivables	$250,000	$-

See Accompanying Notes to Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The Company’s formation of all subsidiaries and VIE’s date of consolidation are as follows:

Name of Subsidiary	State of Formation	Date of Formation	Ownership
Pecan Grove MHP LLC	North Carolina	October 12, 2016	100%
Azalea MHP LLC	North Carolina	October 25, 2017	100%
Holly Faye MHP LLC	North Carolina	October 25, 2017	100%
Chatham Pines MHP LLC	North Carolina	October 31, 2017	100%
Maple Hills MHP LLC	North Carolina	October 31, 2017	100%
Lakeview MHP LLC	South Carolina	November 1, 2017	100%
MHP Pursuits LLC	North Carolina	January 31, 2019	100%
Mobile Home Rentals LLC	North Carolina	September 30, 2016	100%
Hunt Club MHP LLC	South Carolina	March 8, 2019	100%
B&D MHP LLC	South Carolina	April 4, 2019	100%
Crestview MHP LLC	North Carolina	June 28, 2019	100%
Springlake MHP LLC	Georgia	October 10, 2019	100%
ARC MHP LLC	South Carolina	November 13, 2019	100%
Countryside MHP LLC	South Carolina	March 12, 2020	100%
Evergreen MHP LLC	Tennessee	March 17, 2020	100%
Golden Isles MHP LLC	Georgia	March 16, 2021	100%
Anderson MHP LLC	South Carolina	June 2, 2021	100%
Capital View MHP LLC	South Carolina	August 6, 2021	100%
Hidden Oaks MHP LLC	South Carolina	August 6, 2021	100%
North Raleigh MHP LLC	North Carolina	September 16, 2021	100%
Carolinas 4 MHP LLC	North Carolina	November 30, 2021	100%
Charlotte 3 Park MHP LLC	North Carolina	December 10, 2021	100%
Sunnyland MHP LLC	Georgia	January 7, 2022	100%
Warrenville MHP LLC	South Carolina	February 15, 2022	100%
Solid Rock MHP LLC	South Carolina	June 6, 2022	100%
Spaulding MHP LLC	Georgia	June 10, 2022	100%
Raeford MHP Development LLC	North Carolina	June 20, 2022	100%
Solid Rock MHP Homes LLC	South Carolina	June 22, 2022	100%

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Name of Subsidiary	State of Formation	Date of Formation	Ownership
Country Estates MHP LLC*	North Carolina	July 6, 2022	100%
Statesville MHP LLC	North Carolina	July 6, 2022	100%
Timberview MHP LLC	North Carolina	July 7, 2022	100%
Red Fox MHP LLC	North Carolina	July 7, 2022	100%
Northview MHP LLC	North Carolina	July 8, 2022	100%
Meadowbrook MHP LLC	South Carolina	July 25, 2022	100%
Sunnyland 2 MHP LLC	Georgia	July 27, 2022	100%
Dalton 3 MHP LLC*	Georgia	August 8, 2022	100%
MHP Home Holdings LLC	North Carolina	August 17, 2022	100%
Glynn Acres MHP LLC	Georgia	September 9, 2022	100%
Wake Forest 2 MHP LLC	North Carolina	October 27, 2022	100%
MACRAL Properties LLC	North Carolina	November 14, 2022**	100%
Ron-Ran Enterprises LLC	North Carolina	November 14, 2022**	100%
Country Aire MHP LLC*	South Carolina	December 1, 2022	100%
Mobile Cottage MHP LLC	North Carolina	December 7, 2022	100%
Merritt Place MHP LLC*	Georgia	December 6, 2022	100%
MHR Home Development LLC*	Delaware	January 19, 2023	100%
Gvest Finance LLC	North Carolina	December 11, 2018	VIE
Gvest Homes I LLC	Delaware	November 9, 2020	VIE
Brainerd Place LLC	Delaware	February 24, 2021	VIE
Bull Creek LLC	Delaware	April 13, 2021	VIE
Gvest Anderson Homes LLC	Delaware	June 22, 2021	VIE
Gvest Capital View Homes LLC	Delaware	August 6, 2021	VIE
Gvest Hidden Oaks Homes LLC	Delaware	August 6, 2021	VIE
Gvest Springlake Homes LLC	Delaware	September 24, 2021	VIE
Gvest Carolinas 4 Homes LLC	Delaware	November 13, 2021	VIE
Gvest Sunnyland Homes LLC	Delaware	January 6, 2022	VIE
Gvest Warrenville Homes LLC	Delaware	February 14, 2022	VIE
Gvest Wake Forest 2 Homes LLC	North Carolina	October 27, 2022	VIE

*	During the year ended December 31, 2022, there was no activity in Country Estates LLC, Dalton 3 MHP LLC, Country Aire MHP LLC, Merritt Place MHP LLC, and MHR Home Development LLC.

**	Date LLC interest was acquired.

All intercompany transactions and balances have been eliminated in consolidation. The Company does not have a majority or minority interest in any other company, either consolidated or unconsolidated.

Revenue Recognition

Rental and related income is generated from lease agreements for our manufactured housing sites and homes. The lease component of these agreements is accounted for under Topic 842 of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, for leases.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Variable Interest Entities

In December 2020, the Company entered into a property management agreement with Gvest Finance LLC, a company owned and controlled by the Company’s parent company, Gvest Real Estate Capital LLC, an entity whose sole owner is Raymond M. Gee, the Company’s chairman and chief executive officer, and has subsequently entered into property management agreements with Gvest Homes I LLC, Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Springlake Homes LLC, Gvest Carolinas 4 Homes LLC, Gvest Sunnyland Homes LLC, Gvest Warrenville Homes LLC and Gvest Wake Forest 2 Homes LLC, which are all wholly owned subsidiaries of Gvest Finance LLC. Under the property management agreements, the Company manages the homes owned by the VIEs and the VIEs remit to the Company all income, less any sums paid out for operational expenses and debt service but retain 5% of the debt service payment as a reserve.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

For the year ended December 31, 2022, the potentially dilutive penny options for the purchase of 358,843 shares of Common Stock were included in basic loss per share. Other securities outstanding as of December 31, 2022 not included in dilutive loss per share, as the effect would be anti-dilutive, were 179,999 unvested stock options and 1,826,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock, which are convertible into Common Stock for a total of 1,826,000 shares.

For the year ended December 31, 2021, the potentially dilutive penny options for the purchase of 656,175 shares of Common Stock were included in basic loss per share. Other securities outstanding as of December 31, 2021 not included in dilutive loss per share, as the effect would be anti-dilutive, were 50,000 unvested stock options and 1,886,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock, which are convertible into Common Stock for a total of 1,886,000 shares.

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

Leases

Rental revenue is generated from lease agreements with tenants for lease of sites and manufactured homes where the Company is the lessor. These terms of these leases are generally annual or month-to-month and are renewable upon the consent of both parties and contain no option to purchase the underlying assets. Therefore, these leases between the Company and its residents are accounted for as operating leases in accordance with ASC 842.

As discussed in Note 8, the Company is the lessee in a lease agreement for its corporate office space with a related party entity owned and controlled by Raymond M. Gee, the Company’s CEO and chairman. The lease term is month-to-month, the lease is terminable by either party if written, thirty-day notice is given, and the lease contains no option to purchase the facility. This lease is accounted for as an operating lease. Pursuant to ASC 842-20-25-2, the Company elected the short-term lease measurement exception whereby lease expense is recognized on a straight-line basis over the term of the lease with no right-of-use asset or lease liability recognized on the consolidated balance sheet.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Acquisitions

The Company accounts for acquisitions as asset acquisitions in accordance with ASC 805, “Business Combinations,” and allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, site and land improvements, buildings and improvements and rental homes. The Company allocates the purchase price of an acquired property generally determined by a third-party purchase price allocation report based on appraisals and obtained in conjunction with the purchase.

Debt Issuance Costs.

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related obligation with the amortization included as a component of interest expense in the statement of operations. The unamortized balance of the debt issuance costs is presented in the consolidated balance sheet as direct reduction from the carrying amount of the debt. Upon prepayment, refinance, or substantial modification of a debt obligation, the related unamortized costs are written off to expense.

Investment Property and Depreciation

Investment real property and equipment are carried at cost. Depreciation of buildings, improvements to sites and buildings, rental homes, equipment, and vehicles is computed principally on the straight-line method over the estimated useful lives of the assets (ranging from 3 to 25 years). Maintenance and repairs are charged to expense as incurred and improvements are capitalized. Management uses its professional judgement to determine whether such costs meet the criteria for capitalization or must be expensed as incurred. The costs and related accumulated depreciation of property sold or otherwise disposed of are removed from the financial statement and any gain or loss is reflected in the current period’s results of operations. For development and expansion projects, the Company capitalizes direct project costs, such as construction, architectural and legal fees, as well as indirect project costs such as interest. Land development costs are not depreciated until they are put in use, at which time they are capitalized as land improvements.

Impairment Policy

The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. After the date we determine that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the years ended December 31, 2022 and 2021.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

As of December 31, 2022, the restricted cash balance of $5,315,246 was comprised of $879,676 of cash reserved for tenant security deposits and lender escrows for capital improvements, insurance, and real estate taxes in the amount of $4,435,570. As of December 31, 2021, restricted cash consisted of $705,195 related to cash reserved for tenant security deposits.

The Company maintains cash balances at banks and deposits at times may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially secure and although the Company bears risk to amounts in excess of FDIC insured limits, it does not anticipate any losses. As of December 31, 2022 and 2021, the Company had approximately $4,006,000 and $763,000 above the FDIC-insured limit, respectively.

Liquidity

The consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred net losses each year since inception and has experienced slightly negative cash flows from operations during the year ended December 31, 2022. The portfolio refinance with KeyBank discussed in Note 5 drove the large net loss for the year ended December 31, 2022, which is a non-recurring cost going forward. Additionally, the Company is in an acquisitive, growth stage whereby it has more than doubled the number of home sites in its portfolio of manufactured housing communities over the past two years. The Company acquires communities and invests in physical improvements, implements operational efficiencies to cut costs, works to improve occupancy and collections, and increases rents based on each respective market all to stabilize the acquired communities to their full potential. The Company increased the number of home sites in its portfolio by 27% over the twelve months ended December 31, 2022, which are still stabilizing. The Company has incurred additional corporate payroll and overhead and interest expense in order to accomplish such growth which has driven losses and used operating cash flow.

The Company’s principal demands for cash are operating and administrative expenses, dividends on preferred stock, debt service payments, capital expenditures to improve properties, and community acquisitions. The Company expects to fund its operating cash requirements over the next year through a combination of cash on hand, net cash provided by its property operations, and if necessary, borrowings from related party lines of credit available for working capital or other cash flow needs. Additionally, proceeds from the KeyBank portfolio refinance were used to pay off debt attached to a significant percentage of Company owned manufactured homes which are now unencumbered and can be sold to generate liquidity, if needed.

The Company’s continued growth depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing, which includes its ability to raise capital. There is no guarantee that any of these additional opportunities will materialize or that the Company will be able to take advantage of such opportunities. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. Proceeds from issuance of Series C Preferred Stock and cash held in escrow with lenders will fund the Company’s capital improvement projects and acquisitions. To the extent that funds or appropriate communities are not available, fewer acquisitions and capital improvements will be made.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Stock Based Compensation

All stock based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached, or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable the measurement date is the date the award is issued. The Company recorded stock option expense of $170,290 and $66,015 during the years ended December 31, 2022 and 2021, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The Company recognizes interest and penalties, if any, with income tax expense in the accompanying consolidated statement of operations. As of December 31, 2022, and December 31, 2021, there were no such accrued interest or penalties.

Reclassifications

Certain amounts in the prior period presentation have been reclassified to conform with the current presentation.

For the year ended December 31, 2021, the Company reclassed $705,195 cash reserved for tenant security deposits to separately present as restricted cash on the consolidated balance sheet.

On the Form 10-K as filed, the Company presented the net gain from sale of homes in property sales revenue on the consolidated statement of operations. For the year ended December 31, 2021 within this report, the Company reclassed $53,761 cost of home sales to a separate expense line item on the consolidated statement of operations and gross proceeds from home sales is presented in revenue.

For the year ended December 31, 2021, the Company reclassed $87,744 from loss on home sales in within the net cash provided by operating activities section to proceeds from sale of homes within the net cash used in investing activities section of the consolidated statement of cash flows. For the year ended December 31, 2021, the Company also reclassified several line items within the net cash provided by financing activities section of the consolidated statement of cash flows to separately show refinancing activity from regular debt service payments.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 2 – VARIABLE INTEREST ENTITIES

During the year ended December 31, 2022, Gvest Finance LLC formed three wholly owned subsidiaries, Gvest Sunnyland Homes LLC, Gvest Warrenville Homes LLC and Gvest Wake Forest 2 Homes LLC, all of which are considered VIEs. The Company consolidates the accounts of Gvest Finance LLC, Gvest Homes I LLC, Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Springlake Homes LLC, Gvest Carolinas 4 Homes LLC, Brainerd Place LLC, and Bull Creek LLC, Gvest Sunnyland Homes LLC, Gvest Warrenville Homes LLC, and Gvest Wake Forest 2 Homes LLC, and will continue to do so until they are no longer considered VIEs.

During the year ended December 31, 2022, the Company refinanced most of its debt and used the refinance proceeds to pay off loans totaling $4,664,384 for which homes owned by Gvest Anderson Homes LLC, Gvest Capital View Homes LLC, Gvest Hidden Oaks Homes LLC, Gvest Carolinas 4 Homes LLC and Gvest Sunnyland Homes LLC were collateral. Homes in these communities were transferred to the Company’s wholly owned subsidiary, MHP Home Holdings LLC, in exchange for the debt paid off on behalf of these VIE entities owned by Gvest Finance LLC and intercompany debt forgiven totaling $460,226. This change in ownership of the homes is reflected in the current period’s balance sheet and the difference between the debt paid off and forgiven and the cost basis of the assets exchanged is reflected as an adjustment to additional paid in capital of $278,138 on the statement of changes in deficit which is eliminated in consolidation. Furthermore, the Company used refinance proceeds to pay off loans held by Gvest Finance LLC and Gvest Springlake Homes LLC which financed homes in the Springlake and Countryside communities. An intercompany loan of $2,893,981 is included in accrued liabilities and eliminated in consolidation equal to the Countryside and Springlake debt and refinance costs paid by the Company on the VIEs’ behalf that have not yet been repaid as of the date of this report. See Note 5 for more information about the refinance.

Included in the consolidated results of operations for the year ended December 31, 2022 and 2021 were a net loss of $952,588 and $460,609, respectively, after deducting an additional management fee equal to cash flow after debt service per the management agreement of $349,417 and $579,703, respectively.

The consolidated balance sheets as of December 31, 2022 and 2021 included the following amounts related to the consolidated VIEs.

	2022	2021
Assets
Investment Property	$14,688,424	$14,144,268
Accumulated Depreciation	(997,240)	(597,650)
Net Investment Property	13,691,184	13,546,618
Cash and Cash Equivalents	40,080	98,900
Accounts Receivable	60,538	60,506
Other Assets	194,871	158,920
Total Assets	$13,986,673	$13,864,944

Liabilities and Deficit
Accounts Payable	$206,882	$169,298
Notes Payable, net of $45,790 and $0 debt discount, respectively	3,035,455	6,793,319
Line of Credit, net of $160,372 and $151,749 debt discount, respectively	6,208,947	6,200,607
Accrued Liabilities (1)	6,306,178	1,679,233
Tenant Security Deposits	-	-
Total Liabilities	15,757,462	14,842,457

Non-Controlling interest	(1,770,789)	(977,513)
Total Non-controlling interest in variable interest entity equity	(1,770,789)	(977,513)

(1)	Included in other liabilities is an intercompany balance of $6,232,561 and $1,515,715 as of December 31, 2022 and 2021, respectively. The intercompany balances have been eliminated on the consolidated balance sheet.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 3 – INVESTMENT PROPERTY

The following table summarizes the Company’s property and equipment balances that are generally used to depreciate the assets on a straight-line basis:

	2022	2021
Investment Property
Land	$30,263,687	$18,854,760
Site and Land Improvements	44,035,649	35,133,079
Buildings and Improvements	23,229,657	14,666,296
Construction in Process	2,541,376	3,030,456
Total Investment Property	100,070,369	71,684,591
Accumulated Depreciation	(8,225,976)	(4,832,300)
Net Investment Property	$91,844,393	66,852,291

Depreciation expense for the years ended December 31, 2022 and 2021 was $3,441,413 and $2,060,882, respectively.

During the year ended December 31, 2022, Gvest Finance LLC, the Company’s VIE, purchased 25 new manufactured homes for approximately $1,300,000 for use in the Golden Isles, Springlake, Sunnyland, and Crestview communities. The majority of these recently purchased homes along with several new homes purchased during 2021 are not yet occupiable and still in the set-up phase as of December 31, 2022 and are included in Construction in Process on the balance sheet as of that date.

During the year ended December 31, 2021, Gvest Finance LLC acquired 34 new manufactured homes for approximately $1,900,000 including set up costs for use in the Springlake community and 14 new manufactured homes for approximately $860,000 including set up costs for use in the Golden Isles community that were not yet occupiable and were still in the set-up phase as of December 31, 2021 and were included in Construction in Process on the balance sheet as of that date.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 4 – ACQUISITIONS AND DISPOSITIONS

During the year ended December 31, 2022, the Company acquired 13 communities and two large parcels of undeveloped land. These were acquisitions from third parties and have been accounted for as asset acquisitions.

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

On September 14, 2022, the Company purchased three manufactured housing communities located in Statesville, Thomasville, and Trinity, North Carolina consisting of 122 sites on approximately 75 acres for a total purchase price of $5,350,000. Statesville MHP LLC, Northview MHP LLC, and Timberview MHP LLC purchased the land and land improvements, and MHP Home Holdings LLC purchased the homes.

On October 7, 2022, the Company purchased a manufactured housing community located in Brunswick, Georgia consisting of 21 sites on approximately 2.9 acres for a total purchase price of $1,125,000. Glynn Acres MHP LLC purchased the land, land improvements, and homes.

On November 14, 2022, the Company purchased 100% membership interests in two LLCs which owned two manufactured housing communities located in Wake Forest, North Carolina, a part of the Raleigh metropolitan area, consisting of 72 sites on approximately 43 acres for a total purchase price of $4,500,000. Wake Forest 2 MHP LLC purchased the LLC membership interests which included the assets that make up the Cooley’s and Country Road communities. On the same day, Gvest Wake Forest 2 Homes LLC purchased the homes.

On December 20, 2022, the Company purchased a manufactured housing community located in Morganton, North Carolina consisting of 23 sites on approximately 13 acres for a total purchase price of $650,000 that is in close proximity to another community in our portfolio. Mobile Cottage MHP LLC purchased the land, land improvements, and homes.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

During the year ended December 31, 2021, the Company acquired 24 manufactured housing communities as detailed below and accounted for all as asset acquisitions.

Acquisition Date	Name (number of communities, if multiple)	Land	Improvements	Building	Total Purchase Price

January 2022	Sunnyland MHP	$672,400	$891,580	$-	$1,563,980
January 2022	Sunnyland Gvest	-	-	636,020	636,020
March 2022	Warrenville MHP (2)	975,397	853,473	-	1,828,870
March 2022	Warrenville Gvest	-	-	1,221,130	1,221,130
June 2022	Spaulding MHP	1,217,635	304,409	477,956	2,000,000
June 2022	Raeford MHP Parcel	650,000	-	-	650,000
July 2022	Solid Rock MHP	1,001,966	206,928	491,106	1,700,000
July 2022	Red Fox MHP	1,622,748	840,560	581,461	3,044,769
September 2022	Statesville MHP	1,078,015	1,100,473	120,729	2,299,217
September 2022	Northview MHP	505,319	247,045	116,979	869,343
September 2022	Timberview MHP	1,010,639	1,021,868	148,933	2,181,440
October 2022	Glynn Acres MHP	451,375	294,375	379,250	1,125,000
November 2022	Cooley’s MHP	863,806	1,359,737	-	2,223,543
November 2022	Cooley’s Gvest	-	-	276,457	276,457
November 2022	Country Road MHP	814,755	760,345	-	1,575,100
November 2022	Country Road Gvest	-	-	424,900	424,900
December 2022	Mobile Cottage MHP	204,062	269,410	176,528	650,000
	Total Purchase Price	$11,068,117	$8,150,203	$5,051,449	$24,269,769
	Acquisition Costs	348,755	149,701	92,902	591,358
	Total Investment Property	$11,416,872	$8,299,904	$5,144,351	$24,861,127

Acquisition Date	Name (number of communities, if multiple)	Land	Improvements		Building	Total Purchase Price

March 2021	Golden Isles MHP	$1,050,000	$487,500		$-	$1,537,500
March 2021	Golden Isles Gvest	-	-		787,500	787,500
July 2021	Anderson MHP (10)	2,310,000	763,417	(a)	120,390	3,193,807
July 2021	Anderson Gvest	-	-		2,006,193	2,006,193
September 2021	Capital View MHP	350,000	757,064		-	1,107,064
September 2021	Capital View Gvest	-	-		342,936	342,936
September 2021	Hidden Oaks MHP	290,000	843,440		-	1,133,440
September 2021	Hidden Oaks Gvest	-	-		416,560	416,560
October 2021	North Raleigh MHP (5)	1,613,828	4,505,268		1,330,904	7,450,000
December 2021	Dixie MHP	59,133	658,351		32,516	750,000
December 2021	Driftwood MHP	53,453	352,163		19,384	425,000
December 2021	Meadowbrook MHP	410,421	781,379		133,200	1,325,000
December 2021	Asheboro MHP (2)	723,778	1,411,726		-	2,135,504
December 2021	Asheboro Gvest	-	-		614,496	614,496
December 2021	Morganton MHP	223,542	1,846,024		-	2,069,566
December 2021	Morganton Gvest	-	-		680,434	680,434
	Total Purchase Price	$7,084,155	$12,406,332		$6,484,513	$25,975,000
	Acquisition Costs	-	474,568		7,213	481,781
	Total Investment Property	$7,084,155	$12,880,900		$6,491,726	$26,456,781

(a)	Anderson MHP LLC also purchased vehicles and equipment totaling $156,465 which is included in the improvements column above.

During the year ended December 31, 2022, the Company sold the Chambert Forest community within the Anderson portfolio consisting of 11 lots and homes for a contract price of $250,000. This disposition resulted in a gain of $102,665, which is reflected in gain on sale of property on the consolidated statement of operations.

The Company entered into various purchase agreements during and after the year ended December 31, 2022 totaling an aggregate purchase price commitment of $12,700,000 inclusive of probable and non-probable acquisitions that have not yet closed as of the date of this filing. See Note 10 for information about acquisitions that occurred subsequent to December 31, 2022.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Pro-forma Financial Information (unaudited)

The following unaudited pro-forma information presents the combined results of operations for the years ended December 31, 2022 and 2021 as if the 2022, 2021, and 2023 acquisitions of manufactured housing communities listed above had occurred on January 1, 2021. The Company acquired two communities in 2023 which are disclosed in Note 10. The following pro-forma information is based on seller provided historical financial information and estimates of in-place rents and expenses as of the time of each acquisition combined with the Company’s projected debt service and depreciation expenses. This pro-forma does not include any projected rent increases.

	Unaudited
	For the Years Ended December 31,
	2022	2021
Total revenue	$16,396,569	$15,064,806
Total community operating expenses	5,879,048	5,184,272
Corporate payroll and overhead	5,053,771	3,013,810
Depreciation expense	4,020,903	3,971,688
Interest expense	6,723,915	4,700,371
Refinance costs	3,620,422	110,691
Cost of home sales	269,572	53,761
Other income	500	139,300
Gain on sale of community	102,665	-
Net loss	$(9,067,897)	$(1,830,487)
Net loss attributable to non-controlling interest	(991,834)	(690,393)
Net loss attributable to Manufactured Housing Properties, Inc.	(8,076,063)	(1,140,094)
Preferred stock dividends / accretion	2,160,424	2,175,472
Net loss	$(10,236,487)	$(3,315,566)
Net loss per share	$(0.80)	$(0.25)

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 5 – PROMISSORY NOTES AND LINES OF CREDIT

Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities. The interest rates on outstanding promissory notes range from 4% to 7.39% with 5 to 30 years principal amortization. The promissory notes are secured by the real estate assets and 31 notes totaling $75,583,029 are guaranteed by Raymond M. Gee, the Company’s chairman and chief executive officer.

On September 1, 2022, the Company, through its wholly owned subsidiaries, entered into 23 loan agreements with KeyBank National Association (“KeyBank”) and Fannie Mae for a total principal balance of $62,000,000. The loan proceeds were primarily used to pay off third party notes and line of credit with various other lenders totaling approximately $54,000,000, promissory note issued to Metrolina Loan Holdings, LLC for $1,500,000 and a revolving promissory Note issued to Gvest Real Estates Capital LLC for $2,000,000. KeyBank withheld approximately $4,000,000 in escrow for planned capital projects to improve the financed communities which is included in restricted cash. The Company recognized refinancing expense of $3,604,672 in connection with the debt we extinguished including write-off of net unamortized debt issuance costs totaling $2,203,841, prepayment penalties of $1,385,596, and other fees of $15,234. The new loans with KeyBank are interest-only at 4.87% for the first 60 months of the term with principal and interest payments continuing thereafter until maturity on September 1, 2032. The Company may prepay the notes in part or in full subject to prepayment penalties if repaid before May 31, 2032, and without penalty if repaid on or subsequent to that date. The loans are secured by the real estate, which predominately excludes mobile homes, and are guaranteed by the Company and Raymond M. Gee. The Company capitalized $2,842,213 of debt issuance costs in connection with this refinancing including a $1,000,000 accrued guaranty fee owed to Raymond M. Gee to be paid at a later date.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

As of December 31, 2022 and 2021, the outstanding balance on all third-party promissory notes was $79,550,080 and $50,955,777, respectively. The following are the terms of these notes:

	Maturity Date	Interest Rate	Interest Only Period (Months)	Balance 12/31/22	Balance 12/31/21
Pecan Grove MHP LLC	02/22/29	5.250%	-	$-	$2,969,250
Pecan Grove MHP LLC - KeyBank*	09/01/32	4.870%	60	4,489,000	-
Azalea MHP LLC	03/01/29	5.400%	-		790,481
Azalea MHP LLC - KeyBank*	09/01/32	4.870%	60	1,830,000	-
Holly Faye MHP LLC	03/01/29	5.400%	-		579,825
Holly Faye MHP LLC - KeyBank*	09/01/32	4.870%	60	1,608,000	-
Chatham MHP LLC	04/01/24	5.875%	-		1,698,800
Chatham MHP LLC - KeyBank*	09/01/32	4.870%	60	2,263,000	-
Lakeview MHP LLC	03/01/29	5.400%	-		1,805,569
Lakeview MHP LLC - KeyBank*	09/01/32	4.870%	60	3,229,000	-
B&D MHP LLC	05/02/29	5.500%	-		1,779,439
B&D MHP LLC - KeyBank*	09/01/32	4.870%	60	2,887,000	-
Hunt Club MHP LLC	01/01/33	3.430%	-		2,398,689
Hunt Club MHP LLC - KeyBank*	09/01/32	4.870%	60	2,756,000	-
Crestview MHP LLC	12/31/30	3.250%	-		4,682,508
Crestview MHP LLC - KeyBank*	09/01/32	4.870%	60	4,625,000	-
Maple Hills MHP LLC	12/01/30	3.250%	-		2,341,254
Maple Hills MHP LLC - KeyBank*	09/01/32	4.870%	60	2,570,000	-
Springlake MHP LLC*	12/10/26	4.750%	12		4,016,250
Springlake MHP LLC - KeyBank*	09/01/32	4.870%	60	6,590,000	-
ARC MHP LLC	01/01/30	5.500%	-		3,809,742
ARC MHP LLC - KeyBank*	09/01/32	4.870%	60	3,687,000	-
Countryside MHP LLC	03/20/50	5.500%	12		1,684,100
Countryside MHP LLC - KeyBank*	09/01/32	4.870%	60	4,343,000	-
Evergreen MHP LLC	04/01/32	3.990%	-		1,115,261
Evergreen MHP LLC - KeyBank*	09/01/32	4.870%	60	2,604,000	-
Golden Isles MHP LLC	03/31/26	4.000%	-		787,500
Golden Isles MHP LLC - KeyBank*	09/01/32	4.870%	60	1,987,000	-
Anderson MHP LLC*	07/10/26	5.210%	24		2,153,807
Anderson MHP LLC - KeyBank*	09/01/32	4.870%	60	5,118,000	-
Capital View MHP LLC*	09/10/26	5.390%	24		817,064
Capital View MHP LLC - KeyBank*	09/01/32	4.870%	60	829,000	-
Hidden Oaks MHP LLC*	09/10/26	5.330%	24		823,440
Hidden Oaks MHP LLC - KeyBank*	09/01/32	4.870%	60	764,000	-
North Raleigh MHP LLC	11/01/26	4.750%	-		5,304,409
North Raleigh MHP LLC - KeyBank*	09/01/32	4.870%	60	5,279,000	-
Charlotte 3 Park MHP LLC (Dixie, Driftwood, Meadowbrook)(1)	03/01/22	5.000%	2	-	1,500,000
Charlotte 3 Park MHP LLC (Dixie, Driftwood, Meadowbrook)(2)*	11/01/28	4.250%	-	-	-
Charlotte 3 Park MHP LLC (Dixie) – KeyBank*	09/01/32	4.870%	60	485,000	-
Charlotte 3 Park MHP LLC (Driftwood) - KeyBank*	09/01/32	4.870%	60	274,000	-
Carolinas 4 MHP LLC (Asheboro, Morganton)*	01/10/27	5.300%	36	-	3,105,070
Carolinas 4 MHP LLC (Asheboro) - KeyBank*	09/01/32	4.870%	60	1,374,000	-

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Maturity Date	Interest Rate	Interest Only Period (Months)	Balance 12/31/22	Balance 12/31/21
Carolinas 4 MHP LLC (Morganton) - KeyBank*	09/01/32	4.870%	60	1,352,000	-
Sunnyland MHP LLC(2)*	02/10/27	5.370%	36	-	-
Sunnyland MHP LLC - KeyBank*	09/01/32	4.870%	60	1,057,000	-
Warrenville MHP LLC*	03/10/27	5.590%	36	1,218,870	-
Spaulding MHP LLC	07/22/43	WSJ Prime +1	12	1,600,000	-
Solid Rock MHP LLC	06/30/32	5.000%	12	925,000	-
Red Fox MHP LLC	08/01/32	5.250%	24	2,250,000	-
Statesville MHP LLC*	09/13/25	SOFR +2.35%	36	1,519,925	-
Timberview MHP LLC*	09/13/25	SOFR +2.35%	36	1,418,075	-
Northview MHP LLC - land (Seller Finance)	09/15/27	6.000%	60	792,654	-
Statesville, Northview, and Timberview MHP LLC - homes (Seller Finance)	09/15/27	6.000%	60	407,345	-
Glynn Acres MHP LLC	11/01/42	6.000%	-	898,052	-
Wake Forest MHP LLC (Cooley’s, Country Road)*	12/10/27	7.390%	36	3,038,914	-
Mobile Cottage MHP LLC	12/20/27	5.000%	30	400,000	-
Gvest Finance LLC (B&D homes)	05/01/24	5.000%	-	614,809	657,357
Gvest Finance LLC (Countryside homes)	03/20/50	5.500%	-	-	1,287,843
Gvest Finance LLC (Golden Isles homes)	03/31/31	4.000%	120	684,220	787,500
Gvest Anderson Homes LLC*	07/10/26	5.210%	24	-	2,006,193
Gvest Capital View Homes LLC*	09/10/26	5.390%	24	-	342,936
Gvest Hidden Oaks Homes LLC*	09/10/26	5.330%	24	-	416,560
Gvest Carolinas 4 Homes LLC (Asheboro, Morganton)*	01/10/27	5.300%	36	-	1,294,930
Gvest Sunnyland Homes LLC(2)*	02/10/27	5.370%	36	-	-
Gvest Warrenville Homes LLC*	03/10/27	5.590%	36	1,221,130	-
Gvest Wake Forest 2 Homes LLC (Cooley’s, Country Road homes)*	12/10/27	7.390%	36	561,086
Total Notes Payable				79,550,080	50,955,777
Discount Direct Lender Fees				(3,666,214)	(2,064,294)
Total Net of Discount				75,883,866	48,891,483

(1)	The Company repaid the Charlotte 3 Park MHP LLC note payable of $1,500,000 on March 1, 2022 and recognized refinancing cost expense totaling $15,751. This community was refinanced on April 14, 2022 with a different lender and the Company capitalized $258,023 of debt issuance costs related to the new note.

(2)	The Company entered into and paid off these promissory notes within the year ended December 31, 2022.

*	The notes indicated above are subject to certain financial covenants.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Lines of Credit – Variable Interest Entities

Facility	Borrower	Community	Maturity Date	Interest Rate	Maximum Credit Limit	Balance December 31, 2022	Balance December 31, 2021
Occupied Home Facility(1)	Gvest Homes I LLC	ARC, Crestview, Maple	01/01/30	8.375%	$20,000,000	$2,424,896	$2,517,620
Multi-Community Rental Home Facility	Gvest Finance LLC	ARC, Golden Isles, Springlake	Various (3)	Greater of 3.25% or Prime, + 375 bps	$5,000,000	$2,561,380	$838,000
Multi-Community Floorplan Home Facility(1)(2)	Gvest Finance LLC	Golden Isles, Springlake, Sunnyland, Crestview	Various (3)	LIBOR + 6 – 8% based on days outstanding	$4,000,000	$1,383,043	$1,104,255
Springlake Home Facility(2)	Gvest Finance LLC	Springlake	12/10/26	6.75%	$3,300,000	$-	$1,892,481
Total Lines of Credit - VIEs						$6,369,319	$6,352,356
Discount Direct Lender Fees						$(160,372)	$(151,749)
Total Net of Discount						$6,208,947	$6,200,607

(1)	During the year ended December 31, 2022, Gvest Homes I LLC drew down $19,145 related to the Occupied Home Facility and $1,675,735 related to the Multi-Community Floorplan Home Facility and $791,867 was transferred from the Multi-Community Floorplan Home Facility to the Multi-Community Rental Home Facility as the homes became occupied as rental units. Payments on the Multi-Community Floorplan Home Facility advances are interest only until each advance is paid off or transferred to the Multi-Community Rental Home Facility.

(2)	Payments on the Springlake Home Facility were interest only for the first six months. During the first quarter of 2022, Gvest Finance LLC drew down $596,563 related to the Springlake Home Facility and used the proceeds to pay down the same amount on the Multi-Community Floorplan Home Facility so that all homes at Springlake were financed by one lender. On September 1, 2022, in connection with KeyBank refinancing, the Company repaid the outstanding balance of this facility on behalf of Gvest Finance LLC. During the fourth quarter of 2022, Gvest Finance LLC refinanced many of the Springlake homes adding $1,014,750 to the Muti-Community Rental Home Facility and used the proceeds to repay the Company.

(3)	The maturity date of the of the Multi-Community Floorplan and Rental Lines of Credit will vary based on each statement of financial transaction, a report identifying the funded homes and the applicable financial terms.

The agreements for each of the above line of credit facilities require the maintenance of certain financial ratios or other affirmative and negative covenants. All the above line of credit facilities are guaranteed by Raymond M. Gee.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Metrolina Promissory Note

On October 22, 2021, the Company issued a promissory note to Metrolina Loan Holdings, LLC (“Metrolina”), a significant stockholder, in the principal amount of $1,500,000. As of December 31, 2021, the balance on this note was $1,500,000. On September 2, 2022, the Company repaid the full outstanding balance of the loan with proceeds from the KeyBank portfolio refinance. The note bore interest at a rate of 18% per annum and was set to mature on April 1, 2023. The note was guaranteed by Raymond M. Gee. During the years ended December 31, 2022 and 2021, interest expense totaled $181,233 and $51,780, respectively.

Gvest Revolving Promissory Note

On December 27, 2021, the Company issued a revolving promissory note to Gvest Real Estate Capital, LLC, an entity whose sole owner is Raymond M. Gee, pursuant to which the Company may borrow up to $1,500,000 on a revolving basis for working capital or acquisition purposes. As of December 31, 2021, the outstanding balance on this note was $150,000. On September 9, 2022, the Company paid off the full balance with proceeds from the KeyBank portfolio refinance. During the period while the note was outstanding, the maximum credit limit on this note was increased to $2,000,000 and the Company borrowed an aggregate of $2,700,000. This note had a five-year term and was interest-only based on a 15% annual rate through the maturity date and was unsecured. During the years ended December 31, 2022 and 2021, interest expense totaled $87,542 and $21 respectively.

NAV Real Estate, LLC Promissory Note

On June 29, 2022, the Company issued a revolving promissory note to NAV RE, LLC, an entity whose owners are Adam Martin, the Company’s chief investment officer, and his spouse, pursuant to which the Company may borrow up to $2,000,000 on a revolving basis for working capital or acquisition purposes. On the same date, the Company borrowed $2,000,000. As of December 31, 2022, the outstanding principal balance on this note was $2,000,000. This note has a five-year term and is interest-only based on an 15% annual rate through the maturity date and is unsecured. During the years ended December 31, 2022 and 2021, interest expense totaled $154,167 and $0, respectively.

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable, related party debt, and lines of credit at December 31, 2022 by fiscal year were:

2023	$391,877
2024	1,680,934
2025	3,396,663
2026	520,885
2027	10,247,833
Thereafter	71,681,207
Total minimum principal payments	$87,919,399

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Dividend Rate and Payment Dates. Dividends on the Series A Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series A Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.017 per share each month, which is equivalent to the rate of 8% of the $2.50 liquidation preference per share. Dividends on shares of Series A Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the years ended December 31, 2022 and 2021, the Company paid dividends of $376,078 and $384,864, respectively.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series A Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series A Preferred Stock at a call price equal to $3.75, or 150% of the original issue price of the Series A Preferred Stock, and correspondingly, each holder of shares of Series A Preferred Stock shall have a right to put the shares of Series A Preferred Stock held by such holder back to the Company at a put price equal to $3.75, or 150% of the original issue purchase price of such shares. During the years ended December 31, 2022 and 2021, the Company recorded a put option value accretion of $469,743 and $472,271, respectively.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

As of December 31, 2022, there were 1,826,000 outstanding shares of Series A Preferred Stock and the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,565,000 and accretion of put options totaling $1,542,916. As of December 31, 2021, there were 1,886,000 outstanding shares of Series A Preferred Stock and the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,715,000 and accretion of put options totaling $1,126,771.

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

Dividend Rate and Payment Dates. Dividends on the Series B Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series B Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.067 per share each month, which is equivalent to the annual rate of 8% of the $10.00 liquidation preference per share; provided that upon an event of default (generally defined as the Company’s failure to pay dividends when due or to redeem shares when requested by a holder), such amount shall be increased to $0.083 per month, which is equivalent to the annual rate of 10% of the $10.00 liquidation preference per share. During the years ended December 31, 2022 and 2021, the Company paid dividends of $605,019 and $579,303 respectively.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series B Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series B Preferred Stock at a call price equal to $15.00, or 150% of the original issue price of the Series B Preferred Stock, and correspondingly, each holder of shares of Series B Preferred Stock shall have a right to put the shares of Series B Preferred Stock held by such holder back to the Company at a put price equal to $15.00, or 150% of the original issue purchase price of such shares. During the years ended December 31, 2022 and 2021, the Company recorded a put option value accretion of $709,584 and $739,034 respectively.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

No Conversion Right. The Series B Preferred Stock is not convertible into shares of Common Stock.

On November 1, 2019, the Company launched an offering under Regulation A of Section 3(6) of the Securities Act of 1933, as, amended (the “Securities Act”), for Tier 2 offerings, pursuant to which the Company offered up to 1,000,000 shares of Series B Preferred Stock at an offering price of $10.00 per share, for a maximum offering amount of $10,000,000. In addition, the Company offered bonus shares to early investors in this offering, whereby the first 400 investors received, in addition to Series B Preferred Stock, 100 shares of Common Stock, regardless of the amount invested, for a total of 40,000 shares of Common Stock. During the year ended 2021, the Company sold an aggregate of 117,297 shares of Series B Preferred Stock for total gross proceeds of $1,172,970. After deducting a placement fee and other expenses, the Company received net proceeds of $1,087,485. This offering terminated on March 30, 2021.

As of December 31, 2022, there were 747,951 shares of Series B Preferred Stock issued and outstanding and the Series B Preferred Stock balance was made up of Series B Preferred Stock, net of commissions, totaling $7,079,716 and accretion of put options totaling $2,042,502. As of December 31, 2021, there were 758,551 shares of Series B Preferred Stock issued and outstanding and the Series B Preferred Stock balance was made up of Series B Preferred Stock, net of commissions, totaling $7,185,716 and accretion of put options totaling $1,332,878.

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

Dividend Rate and Payment Dates. Dividends on the Series C Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series C Preferred Stock are entitled to receive cumulative monthly cash dividends at a per annum rate of 7% of the stated value (or $5.83 per share each month based on the initial stated value). Dividends on each share begin accruing on, and are cumulative from, the date of issuance and regardless of whether the board of directors declares and pays such dividends. Dividends on shares of Series C Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the years ended December 31, 2022 and 2021, the Company paid dividends of $764,456 and $49,292, respectively, and due to timing of payments in arrears, accrued dividends of $99,936 and $26,960, respectively, which are presented in accrued liabilities on the balance sheets.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Voting Rights. The Series C Preferred Stock has no voting rights.

No Conversion Right. The Series C Preferred Stock is not convertible into shares of Common Stock.

In accordance with ASC 480-10, the Series C Preferred Stock is treated as a liability because the Company has an unconditional obligation to redeem the Series C Preferred Stock. Therefore, the Series C Preferred Stock is presented net of unamortized debt issuance costs on the balance sheet and dividends on the Preferred C Stock are included in interest expense.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

On June 11, 2021, the Company launched a new offering under Regulation A of Section 3(6) of the Securities Act for Tier 2 offerings, pursuant to which the Company is offering up to 47,000 shares of Series C Preferred Stock at an offering price of $1,000 per share for a maximum offering amount of $47 million.

During the year ended December 31, 2022, the Company sold an aggregate of 15,849.6 shares of Series C Preferred Stock for total gross proceeds of $15,849,602. After deducting a placement fee and broker dealer commissions, the Company received net proceeds of $14,786,508. In addition to the placement fee and broker dealer commissions, the Company capitalized an additional $91,886 of other issuance costs associated with the offering which, net of amortization expense, offset with the net proceeds on the balance sheet.

During the year ended December 31, 2021, the Company sold an aggregate of 5,734.4 shares of Series C Preferred Stock for total gross proceeds of $5,734,400. After deducting a placement fee and broker dealer commissions, the Company received net proceeds of $5,345,207. In addition to the placement fee and broker dealer commissions, the Company capitalized an additional $159,515 of other issuance costs associated with the offering which, net of amortization expense, offset with the net proceeds on the balance sheet.

As of December 31, 2022, there were 21,584 outstanding shares of Series C Preferred Stock and the Series C Preferred Stock balance was made up of Series C Preferred Stock totaling $21,584,002 net of $1,406,815 unamortized debt issuance costs. As of December 31, 2021, there were 5,734 outstanding shares of Series C Preferred Stock and the Series C Preferred Stock balance was made up of Series C Preferred Stock totaling $5,734,400 net of $520,030 unamortized debt issuance costs.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of Common Stock, par value $0.01 per share. As of December 31, 2022 and 2021, there were 12,493,012 and 12,403,680 shares of Common Stock issued and outstanding, respectively.

Stock Issued for Cash

During the years ended December 31, 2022, the Company issued 89,332 shares of Common Stock upon employee exercise of stock options for total exercise price of $893.

During the year ended December 31, 2021, the Company issued 5,100 shares of Common Stock to early investors in the Series B Preferred Regulation A offering, valued at $1,377. The offering terminated in March 2021.

Equity Incentive Plan

In December 2017, the Board of Directors, with the approval of a majority of the stockholders of the Company, adopted the Manufactured Housing Properties Inc. Stock Compensation Plan (the “Plan”) which is administered by the Compensation Committee. As of December 31, 2022, there were 538,842 shares granted and 461,158 shares remaining available under the Plan. The Company has issued options to directors, officers, and employees under the Plan.

During the years ended December 31, 2022 and 2021, the Company issued 195,000 and 50,000 options and recorded stock option expense of $170,290 and $38,033, respectively. The aggregate fair value of the options issued during the year ended December 31, 2022 was $595,140. The vesting schedule for 100,000 options issued to an officer in April 2022 is as follows: one third vest after one year, and two thirds vest in equal installments over the succeeding two-year period. The vesting schedule for the other 45,000 options issued during the year ended 2022 and for the 50,000 options issued in 2021 is as follows: one third vest immediately, and two thirds vest in equal annual installments over the succeeding two-year period. With the exception of 50,000 options issued in December 2022, all options were granted at a price of $0.01 per share, which represents a price that may be deemed to be below the market value per share of the Company’s common stock as defined by the Plan.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

The following table summarizes the stock options outstanding as of December 31, 2022:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2021	706,175	$0.01	6.6
Granted	195,000	0.14	9.4
Exercised	(93,333)	0.01	6.1
Forfeited / cancelled / expired	(269,000)	0.01	5.6
Outstanding at December 31, 2022	538,842	$0.06	6.8
Exercisable at December 31, 2022	358,843	$0.03	5.6

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options holders exercised their options on December 31, 2021. As of December 31, 2022, there were 538,842 “in-the-money” options with an aggregate intrinsic value of $643,664.

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

The following table summarizes information concerning options outstanding as of December 31, 2022.

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price
$0.01	288,675	4.9	$0.01	288,675	$0.01
$0.01	13,500	7.0	$0.01	13,500	$0.01
$0.01	50,000	8.0	$0.01	33,333	$0.01
$0.01 – 0.50	186,667	9.4	$0.14	23,334	$0.36

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Stock option assumptions	December 31, 2022	December 31, 2021
Risk-free interest rate	1.40-3.97%	0.26 – 1.40%
Expected dividend yield	0.00%	0.00%
Expected volatility	227.92-249.77%	16.03 – 273.98%
Expected life of options (in years)	6.5-7	6.5

NOTE 8 – RELATED PARTY TRANSACTIONS

See Note 2 for information regarding related party VIEs.

See Note 5 for information regarding the promissory notes issued to Metrolina, a significant stockholder, the revolving promissory notes issued to Raymond M. Gee, the Company’s chairman and chief executive officer, and the revolving promissory note issued to NAV Real Estate LLC, an entity whose owners are Adam Martin, the Company’s chief investment officer, and his spouse.

In August 2019, the Company entered into an office lease agreement with 136 Main Street LLC, an entity whose sole owner is Gvest Real Estate LLC, whose sole owner is Mr. Gee, for the lease of our the Company’s office. The lease is $12,000 per month and is on a month-to-month term. During the years ended December 31, 2022 and 2021, the Company paid $144,000 and $144,000, respectively, of rent expense to 136 Main Street LLC.

On April 1, 2022, the Company entered into an agreement with Gvest Capital LLC, an entity whose sole owner is Raymond M. Gee, and its employee Michael P. Kelly, a significant beneficial stockholder, whereby the Company pays a fee per completed acquisition and a monthly retainer fee to Mr. Kelly for his legal services in connection with acquisitions and other operating matters. During the year ended December 31, 2022, the Company paid Mr. Kelly $95,000.

On May 2, 2022, the Company entered into a consulting agreement with Two Oaks Capital LLC, and entity whose sole owner is John Gee, a member of our board of directors and son of Raymond M. Gee, for consulting services related to the KeyBank Refinance totaling $32,000.

On September 1, 2022, the Company entered into a consulting agreement with Gvest Real Estate Capital, LLC, an entity whose sole owner is Raymond M. Gee, for development consulting and management services related to several upcoming, potential manufactured home community development projects at the Sunnyland and Raeford properties and assistance with major capital improvement projects at existing communities. The consulting agreement is for $8,000 per month and is on a month-to-month term. During the year ended December 31, 2022, the Company paid $32,000 for development consulting services to Gvest Real Estate Capital LLC.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

During the year ended December 31, 2022, Raymond M. Gee received fees totaling $1,230,000 for his personal guaranty on certain promissory notes relating to the acquisition and refinancing of mobile home communities owned by the Company, including $250,000 in relation to the Asheboro and Morganton acquisitions which were accrued for at December 31, 2021 and paid in January 2022. The Company also accrued a $1,000,000 guaranty fee owed to Raymond M. Gee, during the year ended December 31, 2022, for his personal guaranty of the KeyBank $62,000,000 portfolio refinance made up of several loans to be paid at a later date. During the year ended December 31, 2021, Mr. Gee received $500,000 for his personal guaranties on promissory notes relating to the refinancing and acquisitions of manufactured housing communities owned by the Company and the Company also accrued $250,000 of guaranty fees which were paid in January 2022.

NOTE 9 – INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted to significantly reform the Internal Revenue Code of 1987, as amended (the “IRC”). The TCJA, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; a limitation of the tax deduction for interest expense; a limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); and modifying or repealing many business deductions and credits.

The Company has significant business interest expense; however, the TCJA provision implementing a limitation of the tax deduction for interest expense does not apply to the Company as it qualifies for the small business exemption.

The Company’s VIEs are single member LLCs that the Company does not own but are consolidated pursuant to applicable GAAP because the Company is deemed to be the primary beneficiary of the VIEs. As single member LLCs, these entities are considered disregarded for income tax purposes and are not included in the Company’s tax return. Therefore, the VIEs are not included in the tax information presented below.

As of December 31, 2022 and 2021, the Company had net deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by the Federal statutory tax rate of 21% and the states at their various rates. As management of the Company cannot determine that it is more likely than not that we will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at December 31, 2022 and 2021.

As of December 31, 2022, and 2021, the Company had Federal net operating loss carryforwards of approximately $24,556,871 and $19,257,499, respectively. The change in the valuation allowance for the years ended December 31, 2022 and 2021 was $1,156,890 and $1,352,630, respectively. The provision to return true up adjustment primarily related to a depreciation true up on the amended 2020 tax return and the 2021 tax return.

The significant components of the current income tax benefit at December 31, 2022 and 2021 were as follows:

	For the Years Ended
	December 31, 2022	December 31, 2021
Statutory rate applied to income (loss) before income taxes	$(2,124,784)	$(383,885)
Increase (decrease) in income taxes results from:
VIE loss	229,998	112,958
Nondeductible Preferred C dividends	208,704	-
Change in effective rate	(28,092)	-
Change in valuation allowance	1,156,890	(1,352,630)
Provision to return true up	557,284	1,623,557
Income tax expense (benefit)	$-	$-

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

The difference between income tax expense computed by applying the federal statutory corporate tax rate and provision for actual income tax is as follows:

	For the Years Ended
	December 31, 2022	December 31, 2021
Income tax benefit - Federal	21.00%	21.00%
Income tax benefit - State	3.14%	3.62%
VIE loss	-2.61%	-7.25%
Nondeductible Preferred C dividends	-2.37%	-%
Change in effective rate	0.32%	-%
Change in valuation allowance	-13.15%	86.77%
Provision to return true up	-6.33%	-104.14%
Income tax expense (benefit)	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The effects of temporary differences that gave rise to net deferred tax assets are as follows:

	For the Years Ended
	December 31, 2022	December 31, 2021
Deferred tax liabilities:
Depreciation	$(2,561,333)	$(2,431,793)
Amortization	(73)	(14,372)
Related party accrued interest	37,223	-
Other	(572)	(584)
Deferred tax assets:
Operating loss carryforwards	5,486,412	4,251,516
Gross deferred tax assets	2,961,657	1,804,767
Valuation allowance	(2,961,657)	(1,804,767)
Net deferred income tax asset	$-	$-

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 10 – SUBSEQUENT EVENTS

Additional Closings of Regulation A Offering

Subsequent to December 31, 2022, the Company sold an aggregate of 3,874 shares of Series C Preferred Stock in additional closings of this offering for total gross proceeds of $3,874,500. After deducting a placement fee, the Company received net proceeds of approximately $3,613,371.

Country Aire Acquisition

On September 21, 2022, MHP Pursuits LLC, the Company’s wholly owned subsidiary, entered into a purchase and sale agreement with a third-party for the purchase of a manufactured housing community located in Simpsonville, South Carolina, consisting of 107 sites all occupied by tenant-owned manufactured homes on approximately 21 acres for a total purchase price of $5,350,000. On December 9, 2022, MHP Pursuits LLC assigned its rights and obligations in the purchase agreement to Country Aire MHP LLC, an entity wholly owned by the Company, pursuant to an assignment of purchase and sale agreement. On January 12, 2023, closing of the purchase agreement was completed and Country Aire MHP LLC purchased the community. Proforma financial information is included in the unaudited proforma combined results of operations in Note 4 of the notes to condensed consolidated financial statements.

In connection with the closing of the property, on January 12, 2023, Country Aire MHP LLC entered into a loan agreement with KeyBank National Association, for a loan in the principal amount of $3,500,000 and issued a promissory note to the lender for the same amount.

Interest on the disbursed and unpaid principal balance accrues from the date funds are first disbursed at adjusted daily simple SOFR plus a margin rate of 2.25% per annum, interest only until the initial maturity date of September 13, 2025. A twelve-month extension of the maturity date is available which if exercised, the loan would amortize during this period. Country Aire MHP LLC may prepay the note in part or in full prior to the maturity date subject to an exit fee as defined in the loan agreement.

The note is secured by a first priority security interest in the property and the note is guaranteed by the Company and Raymond M. Gee. The loan agreement and note contain customary financial and other covenants and events of default for a loan of its type.

Merritt Place Acquisition

On October 20, 2022, MHP Pursuits LLC, the Company’s wholly owned subsidiary, entered into a purchase and sale agreement with a third-party for the purchase of a manufactured housing community located in Brunswick, Georgia, consisting of 40 developed sites, 14 sites to be developed by the seller, and 24 homes on approximately 17.8 acres for a total purchase price of $2,400,000. On January 12, 2023, MHP Pursuits LLC assigned its rights and obligations in the purchase agreement to Merritt Place MHP LLC, an entity wholly owned by the Company, pursuant to an assignment of purchase and sale agreement. On January 27, 2023, closing of the purchase agreement was completed and Merritt Place MHP LLC purchased the land, land improvements, and buildings, further expanding the Company’s presence in the Brunswick market. Proforma financial information is included in the unaudited proforma combined results of operations in Note 4 of the notes to condensed consolidated financial statements.

In connection with the acquisition of the property, on January 27, 2023, Merritt Place MHP LLC entered into a loan agreement with the seller, Merritt Place Rentals LLC, for a loan in the principal amount of $300,000 and issued a promissory note to the lender for the same amount. The note stipulates that Merritt Place MHP LLC will repay the note in full within 5 days of the seller-lender completing development of 14 additional sites. Interest is not charged under this note.

Also in connection with the acquisition of the property, on January 27, 2023, Merritt Place MHP LLC entered into a loan agreement with PrimeSouth Bank, for a loan in the principal amount of $1,680,000 and issued a promissory note to the lender for the same amount. PrimeSouth Bank agreed to loan an additional $240,000 to Merritt Place MHP LLC upon the completion of the development of 14 additional lots.

Interest on the disbursed and unpaid principal balance accrues from the date funds are first disbursed at an initial variable rate of 8.00% per annum and thereafter based on the daily Wall Street Journal Prime Rate plus a margin of 1.00%. Payments will be interest only until maturity on January 27, 2024. Merritt Place MHP LLC may prepay the PrimeSouth Bank note in part or in full subject to a penalty as defined in the loan agreement and the note is guaranteed by Raymond M. Gee.

Both notes are secured by first priority security interests in the property. The loan agreement and notes contain customary financial and other covenants and events of default for real estate loans.

Stock Option Grant

On February 16, 2023, the Company issued 50,000 stock options to a key employee pursuant to the Stock Compensation Plan administered by the Compensation Committee.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2023	MANUFACTURED HOUSING PROPERTIES INC.

/s/ Raymond M. Gee
	Name:	Raymond M. Gee
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Raymond M. Gee	Chairman and Chief Executive Officer	March 29, 2023
Raymond M. Gee	(Principal Executive Officer)

/s/ Vira Turchinyak	Chief Financial Officer	March 29, 2023
Vira Turchinyak	(Principal Financial and Accounting Officer)

/s/ Jay Wardlaw III	President, Director	March 29, 2023
Jay Wardlaw III

/s/ William H. Carter	Director	March 29, 2023
William H. Carter

/s/ Richard M. Gee	Director	March 29, 2023
Richard M. Gee

/s/ John P. Gee	Director	March 29, 2023
John P. Gee

/s/ Terry Robertson	Director	March 29, 2023
Terry Robertson