Form 10-Q
period 2023-03-31
MANUFACTURED HOUSING PROPERTIES INC.
filed 2023-05-12
CIK 1277998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

As of May 11, 2023, there were 12,493,012 common shares of the registrant issued and outstanding.

Manufactured Housing Properties Inc.

Quarterly Report on Form 10-Q

Period Ended March 31, 2023

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MANUFACTURED HOUSING PROPERTIES INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

	March 31, 2023	December 31, 2022
Assets	(unaudited)
Investment Property
Land	$36,399,696	$30,263,687
Site and Land Improvements	45,346,146	44,035,649
Buildings and Improvements	25,321,424	23,229,657
Construction in Process	1,692,050	2,541,376
Total Investment Property	108,759,316	100,070,369
Accumulated Depreciation	(9,245,738)	(8,225,976)
Net Investment Property	99,513,578	91,844,393
Cash and Cash Equivalents	5,710,926	5,090,369
Restricted Cash	5,222,057	5,315,246
Accounts Receivable	225,894	368,081
Other Assets	788,927	975,064
TOTAL ASSETS	$111,461,382	$103,593,153

Liabilities
Accounts Payable	$780,511	$755,124
Notes Payable, net of $3,772,073 and $3,666,214 debt discount, respectively	80,942,053	75,883,866
Lines of Credit – Variable Interest Entities, net of $205,877 and $160,372 debt discount, respectively	7,624,918	6,208,947
Lines of Credit – Related Party	2,000,000	2,000,000
Accrued Liabilities including amounts due to related parties of $1,229,166 and $1,154,166, respectively	2,053,265	2,054,438
Tenant Security Deposits	892,726	879,676
Series C Redeemable Preferred Stock, par value $0.01 per share; 47,000 shares authorized; 25,394 and 21,584 shares issued and outstanding; redemption value $25,393,919 and $21,584,002 as of March 31, 2023 and December 31, 2022, respectively	23,812,360	20,177,187
Total Liabilities	118,105,833	107,959,238

Commitments and Contingencies (See note 6)

Redeemable Preferred Stock – subject to redemption
Series A Cumulative Redeemable Convertible Preferred Stock, par value $0.01 per share; 4,000,000 shares authorized; 1,826,000 shares issued and outstanding; redemption value $6,847,500 as of March 31, 2023 and December 31, 2022	6,222,041	6,107,916
Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized; 747,951 shares issued and outstanding; redemption value $11,219,265 as of March 31, 2023 and December 31, 2022	9,303,822	9,122,218
Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share; 75,000 shares authorized; no shares issued and outstanding; no redemption value as of March 31, 2023 and December 31, 2022	-	-

Deficit
Common Stock, par value $0.01 per share; 200,000,000 shares authorized; 12,493,012 shares are issued and outstanding as of March 31, 2023 and December 31, 2022	124,930	124,930
Additional Paid in Capital	(5,856,037)	(5,428,984)
Accumulated Deficit	(14,456,564)	(12,521,376)
Total Manufactured Housing Properties Inc. Deficit	(20,187,671)	(17,825,430)
Non-controlling interest in Variable Interest Entities	(1,982,643)	(1,770,789)
Total Deficit	(22,170,314)	(19,596,219)
TOTAL LIABILITIES AND DEFICIT	$111,461,382	$103,593,153

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Revenue
Rental and related income	$4,145,189	$3,040,022
Gross Revenues from Home Sales	112,300	15,000
Total revenues	4,257,489	3,055,022

Community operating expenses
Repair and maintenance	275,529	221,019
Real estate taxes	201,633	180,829
Utilities	306,412	235,895
Insurance	104,059	60,298
General and administrative expense	708,168	376,196
Total community operating expenses	1,595,801	1,074,237

Corporate payroll and overhead	1,571,454	909,078
Depreciation expense	1,023,015	759,704
Interest expense	2,053,455	1,101,693
Cost of home sales	130,806	-
Total expenses	6,374,531	3,844,712
Net loss before provision for income taxes	(2,117,042)	(789,690)
Provision for income taxes	-	-
Net loss	$(2,117,042)	$(789,690)

Net loss attributable to non-controlling interest variable interest entities	(182,466)	(159,570)
Net income (loss) attributable to Manufactured Housing Properties, Inc.	(1,934,576)	(630,120)
Preferred stock dividends and put option value accretion
Series A preferred dividends	91,633	94,300
Series A preferred put option value accretion	114,125	117,871
Series B preferred dividends	149,665	151,785
Series B preferred put option value accretion	181,604	184,254
Total preferred stock dividends and put option value accretion	537,027	548,210
Net loss attributable to common stockholders	$(2,471,603)	$(1,178,330)

Weighted average shares - basic and fully diluted	12,883,521	13,108,188

Net loss per share – basic and fully diluted	$(0.19)	$(0.09)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL MANUFACTURED HOUSING PROPERTIES	NON CONTROLLING
	SHARES	PAR VALUE	CAPITAL	DEFICIT	INC.	INTEREST	DEFICIT
Balance at January 1, 2022	12,403,680	$124,037	$(3,160,712)	(4,672,537)	$(7,709,212)	$(977,513)	$(8,686,725)
Stock option expense	-	-	49,760	-	49,760	-	49,760
Preferred shares Series A dividends	-	-	(94,300)	-	(94,300)	-	(94,300)
Preferred shares Series A put option value accretion	-	-	(117,871)	-	(117,871)	-	(117,871)
Preferred shares Series B dividends	-	-	(151,785)	-	(151,875)	-	(151,875)
Preferred shares Series B put option value accretion	-	-	(184,254)	-	(184,254)	-	(184,254)
Distributions from VIE	-	-	-	-	-	(30,000)	(30,000)
Net loss	-	-	-	(630,120)	(630,120)	(159,570)	(789,690)
Balance at March 31, 2022	12,403,680	$124,037	$(3,659,162)	$(5,302,657)	$(8,837,782)	$(1,167,083)	$(10,004,865)

Balance at January 1, 2023	12,493,012	$124,930	$(5,428,984)	$(12,521,376)	$(17,825,430)	$(1,770,789)	$(19,596,219)
Stock option expense	-	-	109,974	-	109,974	-	109,974
Preferred shares Series A dividends	-	-	(91,633)	-	(91,633)	-	(91,633)
Preferred shares Series A put option value accretion	-	-	(114,125)	-	(114,125)	-	(114,125)
Preferred shares Series B dividends	-	-	(149,665)	-	(149,665)	-	(149,665)
Preferred shares Series B put option value accretion	-	-	(181,604)	-	(181,604)	-	(181,604)
Distributions from VIE	-	-	-	(612)	(612)	(29,388)	(30,000)
Net Income (Loss)	-	-	-	(1,934,576)	(1,934,576)	(182,466)	(2,117,042)
Balance at March 31, 2023	12,493,012	$124,930	$(5,856,037)	$(14,456,564)	$(20,187,671)	$(1,982,643)	$(22,170,314)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

 MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net Loss	$(2,117,042)	$(789,690)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock option expense	109,974	49,760
Amortization of debt discount	310,512	162,328
Write off acquisition and development pursuit costs	19,806	59,486
Loss on sales of homes	18,505	17,465
Depreciation	1,023,015	759,704
Changes in operating assets and liabilities:
Accounts receivable	142,187	15,182
Other assets	257,376	269,602
Accounts payable	25,386	33,547
Tenant security deposits	13,050	48,884
Accrued liabilities	(303,477)	(728,086)
Net Cash Used in Operating Activities	(500,708)	(101,818)
Cash Flows from Investing Activities:
Capital improvements	(446,055)	(764,907)
Proceeds from sales of homes	112,300	15,000
Proceeds from sale of community	242,356	-
Purchases of investment properties	(2,570,000)	(1,050,000)
Payment of pursuit costs	(231,141)	(66,071)
Payment of acquisition costs	(107,832)	(163,578)
Net Cash Used in Investing Activities	(3,000,372)	(2,029,556)
Cash Flows from Financing Activities:
Proceeds from line of credit – related party	-	700,000
Repayment of lines of credit - VIEs	(110,644)	(47,952)
Repayment of notes payable	(15,955)	(1,699,464)
Proceeds from lines of credit - VIEs	1,329,417	-
Proceeds from issuance of preferred stock	3,874,917	4,289,444
Payment of debt costs and Series C Preferred Stock costs recorded as debt discount	(636,614)	(847,499)
Redemption of Preferred Stock	(65,000)	-
Fees paid in advance for debt	(78,675)	-
Series A and Series B Preferred share dividends	(238,998)	(242,785)
Distributions from VIE	(30,000)	(30,000)
Net Cash Provided by Financing Activities	4,028,448	2,121,744
Net change in cash, cash equivalents and restricted cash	527,368	(9,630)
Cash, cash equivalents and restricted cash at beginning of the period	10,405,615	2,106,329
Cash, cash equivalents and restricted cash at end of the period	$10,932,983	$2,096,699
Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$5,710,926	$1,342,620
Restricted cash	5,222,057	754,079
Total	$10,932,983	$2,096,699
Cash, cash equivalents and restricted cash consist of the following:
Beginning of period
Cash and cash equivalents	$5,090,369	$1,401,134
Restricted cash	5,315,246	705,195
Total	$10,405,615	$2,106,329
Cash paid for:
Income Taxes	-	-
Interest	$1,195,172	$784,735
Series C Preferred share dividends included in interest expense	$373,773	$96,126

Non-Cash Investing and Financing Activities
Notes and lines of credit related to acquisitions and capital improvements	$5,399,120	$4,624,414
Non-cash Series A and B Preferred Stock accretion	$295,729	$302,125

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Organization

Manufactured Housing Properties Inc. (the “Company”) is a Nevada corporation whose principal activities are to acquire, own, and operate manufactured housing communities.

Basis of Presentation

The Company prepares its unaudited condensed financial statements under the accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The December 31, 2022 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2023. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

The Company’s formation of all subsidiaries and VIEs’ date of consolidation are as follows:

Name of Subsidiary	State of Formation	Date of Formation	Ownership
Pecan Grove MHP LLC	North Carolina	October 12, 2016	100%
Azalea MHP LLC	North Carolina	October 25, 2017	100%
Holly Faye MHP LLC	North Carolina	October 25, 2017	100%
Chatham Pines MHP LLC	North Carolina	October 31, 2017	100%
Maple Hills MHP LLC	North Carolina	October 31, 2017	100%
Lakeview MHP LLC	South Carolina	November 1, 2017	100%
MHP Pursuits LLC	North Carolina	January 31, 2019	100%
Mobile Home Rentals LLC	North Carolina	September 30, 2016	100%
Hunt Club MHP LLC	South Carolina	March 8, 2019	100%
B&D MHP LLC	South Carolina	April 4, 2019	100%
Crestview MHP LLC	North Carolina	June 28, 2019	100%
Springlake MHP LLC	Georgia	October 10, 2019	100%
ARC MHP LLC	South Carolina	November 13, 2019	100%
Countryside MHP LLC	South Carolina	March 12, 2020	100%
Evergreen MHP LLC	Tennessee	March 17, 2020	100%
Golden Isles MHP LLC	Georgia	March 16, 2021	100%
Anderson MHP LLC	South Carolina	June 2, 2021	100%
Capital View MHP LLC	South Carolina	August 6, 2021	100%
Hidden Oaks MHP LLC	South Carolina	August 6, 2021	100%
North Raleigh MHP LLC	North Carolina	September 16, 2021	100%
Carolinas 4 MHP LLC	North Carolina	November 30, 2021	100%
Charlotte 3 Park MHP LLC	North Carolina	December 10, 2021	100%
Sunnyland MHP LLC	Georgia	January 7, 2022	100%
Warrenville MHP LLC	South Carolina	February 15, 2022	100%
Solid Rock MHP LLC	South Carolina	June 6, 2022	100%
Spaulding MHP LLC	Georgia	June 10, 2022	100%
Raeford MHP Development LLC	North Carolina	June 20, 2022	100%
Solid Rock MHP Homes LLC	South Carolina	June 22, 2022	100%
Country Estates MHP LLC(1)	North Carolina	July 6, 2022	100%
Statesville MHP LLC	North Carolina	July 6, 2022	100%
Timberview MHP LLC	North Carolina	July 7, 2022	100%
Red Fox MHP LLC	North Carolina	July 7, 2022	100%
Northview MHP LLC	North Carolina	July 8, 2022	100%
Meadowbrook MHP LLC	South Carolina	July 25, 2022	100%
Sunnyland 2 MHP LLC	Georgia	July 27, 2022	100%
Dalton 3 MHP LLC(1)	Georgia	August 8, 2022	100%
MHP Home Holdings LLC	North Carolina	August 17, 2022	100%
Glynn Acres MHP LLC	Georgia	September 9, 2022	100%
Wake Forest 2 MHP LLC	North Carolina	October 27, 2022	100%
Country Aire MHP LLC	South Carolina	December 1, 2022	100%
Mobile Cottage MHP LLC	North Carolina	December 7, 2022	100%
Merritt Place MHP LLC	Georgia	December 6, 2022	100%
MHR Home Development LLC	Delaware	January 19, 2023	100%
Palm Shadows LLC	Texas	April 12, 2023	100%
Gvest Finance LLC	North Carolina	December 11, 2018	VIE
Gvest Homes I LLC	Delaware	November 9, 2020	VIE
Brainerd Place LLC	Delaware	February 24, 2021	VIE
Bull Creek LLC	Delaware	April 13, 2021	VIE
Gvest Anderson Homes LLC	Delaware	June 22, 2021	VIE
Gvest Capital View Homes LLC	Delaware	August 6, 2021	VIE
Gvest Hidden Oaks Homes LLC	Delaware	August 6, 2021	VIE
Gvest Springlake Homes LLC	Delaware	September 24, 2021	VIE
Gvest Carolinas 4 Homes LLC	Delaware	November 13, 2021	VIE
Gvest Sunnyland Homes LLC	Delaware	January 6, 2022	VIE
Gvest Warrenville Homes LLC	Delaware	February 14, 2022	VIE
Gvest Wake Forest 2 Homes LLC	North Carolina	October 27, 2022	VIE

(1)	During the three months ended March 31, 2023, there was no activity in Country Estates MHP LLC and Dalton 3 MHP LLC

All intercompany transactions and balances have been eliminated in consolidation. The Company does not have a majority or minority interest in any other company, either consolidated or unconsolidated.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

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

For the three months ended March 31, 2023, the potentially dilutive penny options for the purchase of 390,509 shares of Common Stock were included in basic loss per share. Other securities outstanding as of March 31, 2023 not included in dilutive loss per share, as the effect would be anti-dilutive, were 198,333 unvested stock options and 1,826,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock, which are convertible into Common Stock for a total of 1,826,000 shares.

For the three months ended March 31, 2022, the potentially dilutive penny options for the purchase of 704,508 shares of Common Stock were included in basic loss per share. Other securities outstanding as of March 31, 2022 not included in dilutive loss per share, as the effect would be anti-dilutive, were 15,000 unvested stock options and 1,886,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock, which are convertible into Common Stock for a total of 1,886,000 shares.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

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

Leases

Rental revenue is generated from lease agreements with tenants for lease of the Company’s sites and manufactured homes where the Company is the lessor. The terms of these leases are generally annual or month-to-month and are renewable upon the consent of both parties and contain no option to purchase the underlying asset. Therefore, these leases are accounted for as operating leases in accordance with ASC 842.

The Company is the lessee in a lease agreement for its corporate office space with a related party entity owned and controlled by Raymond M. Gee, the Company’s CEO and chairman. The lease term for the office is month-to-month, the lease is terminable by either party if written, thirty-day notice is given, and the lease contains no option to purchase the facility. This lease is accounted for as an operating lease. Pursuant to ASC 842-20-25-2, the Company, as the lessee, has elected the short-term lease measurement exception whereby lease expense is recognized on a straight-line basis over the term of the lease with no right-of-use asset or lease liability recognized on the consolidated balance sheet.

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

Debt Issuance Costs

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

Impairment Policy

The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the three months ended March 31, 2023 and 2022.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

As of March 31, 2023, restricted cash consisted of $5,222,057 related to cash reserved for tenant security deposits of $892,726 and lender escrows for capital improvements, insurance, and real estate taxes of $4,329,331. As of December 31, 2022, the restricted cash balance of $5,315,246 was comprised of $879,676 of cash reserved for tenant security deposits and lender escrows for capital improvements, insurance, and real estate taxes in the amount of $4,435,570.

The Company maintains cash balances at banks and deposits at times may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially secure and, accordingly, minimal credit risk exists. At March 31, 2023 and December 31, 2022, the Company had approximately $4,318,000 and $4,006,000 above the FDIC-insured limit, respectively.

Liquidity

The unaudited condensed financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred net losses each quarter since inception and has experienced slightly negative cash flows from operations during the three months ended March 31, 2023. The Company is in an acquisitive, growth stage whereby it has more than doubled the number of home sites in its portfolio of manufactured housing communities over the past two years. The Company acquires communities and invests in physical improvements, implements operational efficiencies to cut costs, works to improve occupancy and collections, and increases rents based on each respective market all to stabilize the acquired communities to their full potential. The Company has incurred additional corporate payroll and overhead and interest expense in order to accomplish such growth which has driven losses and used operating cash flow.

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

Stock Based Compensation

All stock-based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to non-employees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached, or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable, the measurement date is the date the award is issued. The Company recorded stock option expense of $109,975 and $49,760 during the three months ended March 31, 2023 and 2022, respectively.

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

MARCH 31, 2023 AND 2022

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

The Company recognizes interest and penalties, if any, with income tax expense in the accompanying unaudited condensed consolidated statement of operations. As of March 31, 2023, and December 31, 2022, there were no such accrued interest or penalties.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2022. The Company adopted the new guidance on January 1, 2023 and determined it did not have a material impact on its consolidated financial statements.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

NOTE 2 – VARIABLE INTEREST ENTITIES

Included in the unaudited condensed consolidated results of operations for the three months ended March 31, 2023 and 2022 were net loss of $182,466 and $159,570, respectively, after deducting an additional management fee equal to cash flow after debt service per the management agreement of $30,522 and $88,013, respectively.

The consolidated balance sheets as of March 31, 2023 and December 31, 2022 included the following amounts related to the consolidated VIEs.

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Investment Property	$15,239,329	$14,688,424
Accumulated Depreciation	(1,141,707)	(997,240)
Net Investment Property	14,097,622	13,691,184
Cash and Cash Equivalents	40,381	40,080
Accounts Receivable	25,319	60,538
Other Assets	200,571	194,871
Total Assets	$14,363,893	$13,986,673

Liabilities and Deficit
Accounts Payable	$132,818	$206,882
Notes Payable, net of $44,531 and $45,790 debt discount, respectively	3,026,842	3,035,455
Line of Credit, net of $205,877 and $160,372 debt discount, respectively	7,624,918	6,208,947
Accrued Liabilities(1)	5,561,958	6,306,178
Total Liabilities	16,346,536	15,757,462

Non-controlling Interest	(1,982,643)	(1,770,789)
Total Non-controlling Interest in Variable Interest Entities	(1,982,643)	(1,770,789)

(1)	Included in accrued liabilities is an intercompany balance of $5,490,202 and $6,232,561 as of March 31, 2023 and December 31, 2022, respectively. The intercompany balances have been eliminated on the consolidated balance sheet.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

NOTE 3 – INVESTMENT PROPERTY

The following table summarizes the Company’s property and equipment balances. These assets are generally depreciated on a straight-line basis.

	March 31, 2023	December 31, 2022
	(Unaudited)
Investment Property
Land	$36,399,696	$30,263,687
Site and Land Improvements	45,346,146	44,035,649
Buildings and Improvements	25,321,424	23,229,657
Construction in Process	1,692,050	2,541,376
Total Investment Property	108,759,316	100,070,369
Accumulated Depreciation	(9,245,738)	(8,225,976)
Net Investment Property	$99,513,578	$91,844,393

Depreciation expense totaled $1,023,015 and $759,704 for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023, Gvest Finance LLC, the Company’s VIE, purchased four new manufactured homes for approximately $219,120 for use in the Meadowbrook community. These four homes are included in Construction in Process on the balance sheet. These recently purchased homes along with several new homes purchased during 2022 are not yet occupiable and still in the set-up phase as of March 31, 2023 and are included in Construction in Process on the balance sheet as of that date.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

NOTE 4 – ACQUISITIONS AND DISPOSITIONS

During the three months ended March 31, 2023, the Company acquired two communities. These were acquisitions from third parties and have been accounted for as asset acquisitions.

On January 12, 2023, the Company purchased a manufactured housing community located in Simpsonville, South Carolina, consisting of 107 sites all occupied by tenant-owned manufactured homes on approximately 21 acres for a total purchase price of $5,350,000. Country Aire MHP LLC purchased the land, land improvements, and homes.

On January 27, 2023, the Company purchased a manufactured housing community located in Brunswick, Georgia consisting of 40 developed sites, 14 undeveloped sites, and 24 homes on approximately 18 acres for a total purchase price of $2,400,000. Merritt Place MHP LLC - Land purchased the land and land improvements, and Merritt Place MHP LLC – Homes purchased the homes.

During the three months ended March 31, 2022, the Company acquired two manufactured housing communities. These were acquisitions from third parties and have been accounted for as asset acquisitions.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

The Company entered into various purchase agreements during and after the three months ended March 31, 2023 totaling an aggregate purchase price commitment of $23,200,000 which are inclusive of non-probable acquisitions that have the potential to close at a future date. See Note 9 for more information about acquisitions that occurred subsequent to March 31, 2023.

Three Months Ended March 31, 2022

Acquisition Date	Name (number of communities, if multiple)	Land	Improvements	Building	Total Purchase Price
January 2022	Sunnyland MHP	$672,400	$891,580	$-	$1,563,980
January 2022	Sunnyland Gvest	-	-	636,020	636,020
March 2022	Warrenville MHP	975,397	853,473	-	1,828,870
March 2022	Warrenville Gvest	-	-	1,221,130	1,221,130
	Total Purchase Price	$1,647,797	$1,745,053	$1,857,150	$5,250,000
	Acquisition Costs	51,760	62,097	38,367	152,224
	Total Investment Property	$1,699,557	$1,807,150	$1,895,517	$5,402,224

Three Months Ended March 31, 2023

Acquisition Date	Name (number of communities, if multiple)	Land	Improvements		Building	Total Purchase Price
January 2023	Country Aire MHP	$4,661,722	$682,724		$5,554	$5,350,000
January 2023	Merritt Place MHP	1,410,806	557,446	(1)	431,748	2,400,000
	Total Purchase Price	$6,072,528	$1,240,170		$437,302	$7,750,000
	Acquisition Costs	63,481	34,188		9,713	107,382
	Total Investment Property	$6,136,009	$1,274,358		$447,015	$7,857,382

(1)	Includes an allocation of $300,000 for 14 lots under development to be completed by seller and a respective note payable for the same amount has been included in accrued liabilities financial statement line item on the balance sheet as of March 31, 2023.

NOTE 5 – PROMISSORY NOTES

Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities and mobile homes. The interest rates on outstanding promissory notes range from 4% to 8% with 5 to 30 years principal amortization.  The promissory notes are secured by the real estate assets and thirty-three loans totaling $80,752,977 are guaranteed by Raymond M. Gee.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

As of March 31, 2023 and December 31, 2022, the outstanding principal balance on all third-party promissory notes was $84,714,126 and $79,550,080, respectively. The following are the terms of these notes:

	Maturity Date	Interest Rate	Interest Only Period (Months)	Balance March 31, 2023	Balance December 31, 2022
Pecan Grove MHP LLC(1)(2)	9/1/2032	4.870%	60	$4,489,000	$4,489,000
Azalea MHP LLC(1)(2)	9/1/2032	4.870%	60	1,830,000	1,830,000
Holly Faye MHP LLC(1)(2)	9/1/2032	4.870%	60	1,608,000	1,608,000
Chatham MHP LLC(1)(2)	9/1/2032	4.870%	60	2,263,000	2,263,000
Lakeview MHP LLC(1)(2)	9/1/2032	4.870%	60	3,229,000	3,229,000
B&D MHP LLC(1)(2)	9/1/2032	4.870%	60	2,887,000	2,887,000
Hunt Club MHP LLC(1)(2)	9/1/2032	4.870%	60	2,756,000	2,756,000
Crestview MHP LLC(1)(2)	9/1/2032	4.870%	60	4,625,000	4,625,000
Maple Hills MHP LLC(1)(2)	9/1/2032	4.870%	60	2,570,000	2,570,000
Springlake MHP LLC(1)(2)	9/1/2032	4.870%	60	6,590,000	6,590,000
ARC MHP LLC(1)(2)	9/1/2032	4.870%	60	3,687,000	3,687,000
Countryside MHP LLC(1)(2)	9/1/2032	4.870%	60	4,343,000	4,343,000
Evergreen MHP LLC (1)(2)	9/1/2032	4.870%	60	2,604,000	2,604,000
Golden Isles MHP LLC(1)(2)	9/1/2032	4.870%	60	1,987,000	1,987,000
Anderson MHP LLC(1)(2)	9/1/2032	4.870%	60	5,118,000	5,118,000
Capital View MHP LLC(1)(2)	9/1/2032	4.870%	60	829,000	829,000
Hidden Oaks MHP LLC(1)(2)	9/1/2032	4.870%	60	764,000	764,000
North Raleigh MHP LLC(1)(2)	9/1/2032	4.870%	60	5,279,000	5,279,000
Charlotte 3 Park MHP LLC (Dixie) (1)(2)(3)	9/1/2032	4.870%	60	485,000	485,000
Charlotte 3 Park MHP LLC (Driftwood) (1)(2)	9/1/2032	4.870%	60	274,000	274,000
Carolinas 4 MHP LLC (Asheboro) (1)(2)	9/1/2032	4.870%	60	1,374,000	1,374,000
Carolinas 4 MHP LLC (Morganton) (1)(2)	9/1/2032	4.870%	60	1,352,000	1,352,000
Sunnyland MHP LLC(1)(2)	9/1/2032	4.870%	60	1,057,000	1,057,000
Warrenville MHP LLC(1)	3/10/2027	5.590%	36	1,218,870	1,218,870
Spaulding MHP LLC	7/22/2043	WSJ Prime + 1%	12	1,600,000	1,600,000
Solid Rock MHP LLC	6/30/2032	5.000%	12	925,000	925,000
Red Fox MHP LLC	8/1/2032	5.250%	24	2,250,000	2,250,000
Statesville MHP LLC – land(1)	9/13/2025	SOFR + 2.35%	36	1,519,925	1,519,925
Timberview MHP LLC – land(1)	9/13/2025	SOFR + 2.35%	36	1,418,075	1,418,075
Northview MHP LLC - land (Seller Finance)	9/15/2027	6.000%	60	792,654	792,654
Statesville, Northview, Timberview MHP LLC - homes (Seller Finance)	9/15/2027	6.000%	60	407,345	407,345
Glynn Acres MHP LLC	11/1/2042	6.000%	0	892,150	898,052
Wake Forest MHP LLC (Cooley’s Country road)(1)	12/10/2027	7.390%	36	3,038,914	3,038,914
Mobile Cottage MHP LLC	12/20/2027	5.000%	30	400,000	400,000
Gvest Finance LLC (B&D homes)	5/1/2024	5.000%	-	604,757	614,809
Gvest Finance LLC (Golden Isles homes)	3/31/2031	4.000%	120	684,220	684,220
Warrenville Gvest Homes LLC(1)	3/10/2027	5.590%	36	1,221,130	1,221,130
Gvest Wake Forest 2 Homes LLC (Cooley’s, Country Road home)(1)	12/10/2027	7.390%	36	561,086	561,086
Merritt Place MHP LLC	1/27/2024	WSJ Prime + 1%	12	1,680,000	-
Country Aire MHP LLC(1)	9/13/2025	SOFR + 2.35%	36	3,500,000	-
Total Notes Payable				$84,714,126	$79,550,080
Discount Direct Lender Fees				(3,772,073)	(3,666,214)
Total Net of Discount				$80,942,053	$75,883,866

(1)	The notes indicated above are subject to certain financial covenants.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

(2)	On September 1, 2022, the Company, through its wholly owned subsidiaries, entered into twenty-three loan agreements with KeyBank National Association (“KeyBank”) and Fannie Mae for a total principal balance of $62,000,000. The loan proceeds were primarily used to pay off third party notes and line of credit with various other lenders totaling approximately $54,000,000, promissory note issued to Metrolina Loan Holdings, LLC for $1,500,000 and a revolving promissory Note issued to Gvest Real Estates Capital LLC for $2,000,000. KeyBank withheld approximately $4,000,000 in escrow for planned capital projects to improve the financed communities which is included in restricted cash. The Company may prepay the notes in part or in full subject to prepayment penalties if repaid before May 31, 2032, and without penalty if repaid on or subsequent to that date. The loans are secured by the real estate, which predominately excludes mobile homes, and are guaranteed by the Company and Raymond M. Gee. The Company capitalized $2,842,213 of debt issuance costs in connection with this refinancing including a $1,000,000 accrued guaranty fee owed to Raymond M. Gee to be paid at a later date.
(3)	The Company repaid the Charlotte 3 Park MHP LLC note payable of $1,500,000 on March 1, 2022 and recognized refinancing cost expense totaling $15,751. This community was refinanced on April 14, 2022 with a different lender and the Company capitalized $258,023 of debt issuance costs related to the new note.

Lines of Credit – Variable Interest Entities

Facility	Borrower	Community	Maturity Date	Interest Rate	Maximum Credit Limit	Balance March 31, 2023	Balance December 31, 2022
Occupied Home Facility(1)	Gvest Homes I LLC	ARC, Crestview, Maple, Countryside	01/01/30	8.375%	$20,000,000	$3,755,107	$2,424,896
Multi-Community Rental Home Facility	Gvest Finance LLC	ARC, Golden Isles, Springlake,	Various (2)	Greater of 3.25% or Prime, + 375 bps	$5,000,000	$2,490,623	$2,561,380
Multi-Community Floorplan Home Facility	Gvest Finance LLC	Golden Isles, Springlake, Sunnyland, Crestview, Meadowbrook	Various (2)	LIBOR + 6 – 8% based on days outstanding	$4,000,000	$1,585,065	$1,383,043
Total Lines of Credit - VIEs						$7,830,795	$6,369,319
Discount Direct Lender Fees						$(205,877)	$(160,372)
Total Net of Discount						$7,624,918	$6,208,947

(1)	During the three months ended March 31, 2023, Gvest Homes I LLC drew down $1,353,000 related to the Occupied Home Facility.

(2)	The maturity date of the of the Multi-Community Floorplan and Rental Line of Credit will vary based on each statement of financial transaction, a report identifying the funded homes and the applicable financial terms.

The agreements for each of the above line of credit facilities require the maintenance of certain financial ratios or other affirmative and negative covenants. All the above line of credit facilities are guaranteed by Raymond M. Gee.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

Metrolina Promissory Note

On October 22, 2021, the Company issued a promissory note to Metrolina Loan Holdings, LLC, a significant stockholder, in the principal amount of $1,500,000. On September 2, 2022, the Company repaid the full outstanding balance of the loan with proceeds from the KeyBank portfolio refinance. The note bore interest at a rate of 18% per annum and was set to mature on April 1, 2023. The note was guaranteed by Raymond M. Gee. As of March 31, 2023 and December 31, 2022, there was no outstanding balance on this note. During the three months ended March 31, 2022, interest expense recognized was $66,575.

Gvest Revolving Promissory Note

On December 27, 2021, the Company issued a revolving promissory note to Gvest Real Estate Capital, LLC, an entity whose sole owner is Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $1,500,000 on a revolving basis for working capital or acquisition purposes. On September 9, 2022, the Company paid off the full balance with proceeds from the KeyBank portfolio refinance. This note had a five-year term and was interest-only based on a 15% annual rate through the maturity date and was unsecured. As of March 31, 2023 and December 31, 2022, there was no outstanding balance on this note. During the three months ended March 31, 2022, interest expense recognized was $14,718.

NAV Real Estate LLC Promissory Note

On June 29, 2022, the Company issued a revolving promissory note to NAV RE, LLC, an entity whose owners are Adam Martin, the Company’s chief investment officer, and his spouse, pursuant to which the Company may borrow up to $2,000,000 on a revolving basis for working capital or acquisition purposes. On the same date, the Company borrowed $2,000,000. As of March 31, 2023 and December 31, 2022, the outstanding principal balance on this note was $2,000,000. This note has a five-year term and is interest-only based on a 15% annual rate through the maturity date and is unsecured. During the three months ended March 31, 2023 and 2022, interest expense totaled $75,000.

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable, related party debt and lines of credit at March 31, 2023 by fiscal year were:

2023 (remainder)	$351,666
2024	3,877,634
2025	7,117,026
2026	523,354
2027	10,251,778
Thereafter	72,423,463
Total minimum principal payments	$94,544,921

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

MARCH 31, 2023 AND 2022

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

Dividend Rate and Payment Dates. Dividends on the Series A Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series A Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.017 per share each month, which is equivalent to the rate of 8% of the $2.50 liquidation preference per share. Dividends on shares of Series A Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the three months ended March 31, 2023 and 2022, the Company paid dividends of $91,633 and $94,300, respectively.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series A Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series A Preferred Stock at a call price equal to $3.75, or 150% of the original issue price of the Series A Preferred Stock, and correspondingly, each holder of shares of Series A Preferred Stock shall have a right to put the shares of Series A Preferred Stock held by such holder back to the Company at a put price equal to $3.75, or 150% of the original issue purchase price of such shares. During the three months ended March 31, 2023 and 2022, the Company recorded a put option value accretion of $114,125 and $117,871, respectively.

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

As of March 31, 2023 and December 31, 2022, there were 1,826,000 shares of Series A Preferred Stock issued and outstanding. As of March 31, 2023, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,565,000 and accretion of put options totaling $1,657,041. As of December 31, 2022, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,565,000 and accretion of put options totaling $1,542,916.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

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

Dividend Rate and Payment Dates. Dividends on the Series B Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series B Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.067 per share each month, which is equivalent to the annual rate of 8% of the $10.00 liquidation preference per share; provided that upon an event of default (generally defined as the Company’s failure to pay dividends when due or to redeem shares when requested by a holder), such amount shall be increased to $0.083 per month, which is equivalent to the annual rate of 10% of the $10.00 liquidation preference per share. During the three months ended March 31, 2023 and 2022, the Company paid dividends of $149,665 and $151,785, respectively.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series B Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series B Preferred Stock at a call price equal to $15.00, or 150% of the original issue price of the Series B Preferred Stock, and correspondingly, each holder of shares of Series B Preferred Stock shall have a right to put the shares of Series B Preferred Stock held by such holder back to the Company at a put price equal to $15.00, or 150% of the original issue purchase price of such shares. The Company recorded a put option value accretion of $181,604 and $184,254 during the three months ended March 31, 2023 and 2022.

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

No Conversion Right. The Series B Preferred Stock is not convertible into shares of Common Stock.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

As of March 31, 2023, there were 747,951 shares of Series B Preferred Stock issued and outstanding and the Series B Preferred Stock balance was made up of Series B Preferred Stock, net of commissions, totaling $7,079,716 and accretion of put options totaling $2,224,106. As of December 31, 2022, there were 747,951 shares of Series B Preferred Stock issued and outstanding and the Series B Preferred Stock balance was made up of Series B Preferred Stock, net of commissions, totaling $7,079,716 and accretion of put options totaling $2,042,502.

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

Dividend Rate and Payment Dates. Dividends on the Series C Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series C Preferred Stock are entitled to receive cumulative monthly cash dividends at a per annum rate of 7% of the stated value (or $5.83 per share each month based on the initial stated value). Dividends on each share begin accruing on, and are cumulative from, the date of issuance and regardless of whether the board of directors declares and pays such dividends. Dividends on shares of Series C Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the three months ended March 31, 2023, the Company paid dividends of $373,773. Due to timing of payments, accrued dividends of $157,974 is presented in accrued liabilities on the balance sheet as of March 31, 2023.

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

MARCH 31, 2023 AND 2022

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

On June 11, 2021, the Company launched a new offering under Regulation A of Section 3(6) of the Securities Act of 1933, as amended (the “Securities Act”) for Tier 2 offerings, pursuant to which the Company is offering up to 47,000 shares of Series C Preferred Stock at an offering price of $1,000 per share for a maximum offering amount of $47,000,000.

During the three months ended March 31, 2023, the Company sold an aggregate of 3,875 shares of Series C Preferred Stock for total gross proceeds of $3,874,917. After deducting a placement fee and broker dealer commissions, the Company received net proceeds of $3,613,371. In addition to the placement fee and broker dealer commissions, the Company capitalized an additional $29,326 of other issuance costs associated with the offering which, net of amortization expense, offset with the net proceeds on the balance sheet.

During the three months ended March 31, 2022, the Company sold an aggregate of 4,293 shares of Series C Preferred Stock for total gross proceeds of $4,289,444. After deducting a placement fee and other expenses, the Company received net proceeds of $4,004,110. In addition to the placement fee and broker dealer commissions, the Company capitalized an additional $9,997 of other issuance costs associated with the offering which, net of amortization expense, offset with the net proceeds on the balance sheet.

As of December 31, 2022 there were 21,584 shares of Series C Preferred Stock issued and outstanding and the Series C Preferred Stock balance was made up of Series C Preferred Stock gross proceeds totaling $21,584,002 net of total unamortized debt issuance costs of $1,406,815.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

Common Stock

The Company is authorized to issue up to 200,000,000 shares of Common Stock, par value $0.01 per share. As of March 31, 2023 and December 31, 2022, there were 12,493,012 shares of Common Stock issued and outstanding.

No shares of Common Stock were issued upon employee exercise during the three months ended March 31, 2023 and 2022.

Equity Incentive Plan

In December 2017, the Board of Directors, with the approval of a majority of the stockholders of the Company, adopted the Manufactured Housing Properties Inc. Stock Compensation Plan (the “Plan”) which is administered by the Compensation Committee. As of March 31, 2023, there were 588,842 shares granted and 411,158 shares remaining available under the Plan. The Company has issued options to directors, officers, and employees under the Plan.

During the three months ended March 31, 2023 and 2022, the Company issued 50,000 and 45,000 options and recorded stock option expense of $109,975 and $49,760, respectively. The aggregate fair value of the options issued during the three months ended March 31, 2023 was $65,817. The vesting schedule for 50,000 options issued to an officer in January 2023 is as follows: one third vests after two years, and two thirds vest in equal installments over the succeeding two-year period. With the exception of 50,000 options issued in January 2023, all options were granted at a price of $0.01 per share, which represents a price that may be deemed to be below the market value per share of the Company’s common stock as defined by the Plan.

The following table summarizes the stock options outstanding as of March 31, 2023:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2022	538,842	$0.06	6.8
Granted	50,000	1.32	9.9
Exercised	-	-	-
Forfeited / cancelled / expired	-	-	-
Outstanding at March 31, 2023	588,842	$0.16	6.9
Exercisable at March 31, 2023	390,509	$0.03	5.6

As of March 31, 2023, there were 538,842 “in-the-money” options with an aggregate intrinsic value of $508,954. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options holders exercised their options on March 31, 2023.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

The following table summarizes information concerning options outstanding as of March 31, 2023.

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price
$1.32	50,000	9.9	$1.32	-	$-
$0.01	288,675	4.9	$0.01	288,675	$0.01
$0.01	13,500	7.0	$0.01	13,500	$0.01
$0.01	50,000	8.0	$0.01	50,000	$0.01
$0.01 - 0.50	186,667	8.8	$0.14	38,334	$0.22

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

Stock option assumptions	March 31, 2023	March 31, 2022
Risk-free interest rate	1.40-3.98%	1.55-1.76%
Expected dividend yield	0.00%	0.00%
Expected volatility	223.05-249.77%	245.51%
Expected life of options (in years)	6.5-7	6.5

NOTE 8 – RELATED PARTY TRANSACTIONS

See Note 5 for information regarding the revolving promissory note issued to Gvest Real Estate Capital, LLC, an entity whose sole owner is Raymond M. Gee, the Company’s chairman and chief executive officer, and the revolving promissory note issued to NAV Real Estate, LLC, an entity whose owners are Adam Martin, the Company’s chief investment officer, and his spouse.

In August 2019, the Company entered into an office lease agreement with 136 Main Street LLC, an entity whose sole owner is Gvest Real Estate LLC, whose sole owner is Mr. Gee, for the lease of the Company’s offices. The lease is $12,000 per month and is on a month-to-month term. During the three months ended March 31, 2023 and 2022, the Company paid $36,000 of rent expense to 136 Main Street LLC.

On September 1, 2022, the Company entered into a consulting agreement with Gvest Real Estate Capital, LLC for development consulting and management services related to several upcoming mobile home community development projects at the Sunnyland and Raeford properties and assistance with major capital improvement projects at existing communities. The consulting agreement is $8,000 per month and is on a month-to-month term. During the three months ended March 31, 2023, the Company paid $8,000 for development consulting services to Gvest Real Estate Capital LLC.

On April 1, 2022, the Company entered into an agreement with Gvest Capital LLC, an entity whose sole owner is Raymond M. Gee, and its employee Michael P. Kelly, a significant beneficial stockholder, whereby the Company pays a fee per completed acquisition and a monthly retainer fee to Mr. Kelly for legal services in connection with acquisitions and other operating matters. During the three and three months ended March 31, 2023, the company paid Mr. Kelly $25,000.

During the three months ended March 31, 2023, Raymond M. Gee received fees totaling $245,000 for his personal guaranty on certain promissory notes relating to the acquisition and refinancing of mobile home communities owned by the Company, in relation to the Merritt Place MHP and County Aire MHP acquisitions paid at closing. During the three months ended March 31, 2022, Raymond M. Gee received fees totaling $450,000 for his personal guaranty on certain promissory notes relating to the acquisitions of mobile home communities owned by the Company, including $250,000 in relation to the Asheboro and Morganton acquisitions which were accrued for at December 31, 2021 and paid in January 2022. The Company also accrued a $1,000,000 guaranty fee owed to Raymond M. Gee, during the year ended December 31, 2022 for his personal guaranty of the KeyBank $62,000,000 portfolio refinance made up of several loans to be paid at a later date which is still outstanding and unpaid as of March 31, 2023.

See Note 2 for information regarding related party VIEs.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

(UNAUDITED)

NOTE 9 – SUBSEQUENT EVENTS

Additional Closings of Regulation A Offering

Subsequent to March 31, 2023, the Company sold an aggregate of 1,434 shares of Series C Preferred Stock in additional closings of this offering for total gross proceeds of $1,433,750. After deducting a placement fee, the Company received net proceeds of approximately $1,336,972.

New Offering

On April 10, 2023, the Company filed a certificate of designation with the Nevada Secretary of State pursuant to which the Company designated 75,000 shares of its preferred stock as Series D Cumulative Redeemable Preferred Stock. The Company filed this designation in anticipation of the launching of a new offering under Regulation D of the Securities Act.

Palm Shadows Acquisition

On March 28, 2023, MHP Pursuits assigned its rights and obligations in the Palm Shadows Purchase Agreement to the Company’s newly formed wholly owned subsidiary Palm Shadows MHP LLC, a Texas limited liability company (“Palm Shadows MHP”) (the “Palm Shadows Assignment”). On April 14, 2023, closing of the Palm Shadows Purchase Agreement was completed and Palm Shadows MHP purchased the land, land improvement, and buildings for a total purchase price of $10,500,000. The Palm Shadows Purchase Agreement also contains additional covenants, representations, and warranties that are customary of real estate purchase and sale agreements.

In connection with the closing of the Palm Shadows Property, on April 12, 2022, Palm Shadows MHP entered into a loan agreement (the “Palm Shadows Loan Agreement”) with Five Star Bank for a loan in the principal amount of $7,350,000 and issued a promissory note to the lender for the same amount (the “Palm Shadows Note”).

The loan is interest only for the first twelve months. Interest on the disbursed and unpaid principal balance accrues at a rate of 7.030% per annum for the first sixty months, and for the remainder of the term, interest on the disbursed and unpaid principal balance accrues based on the Daily Treasury Yield Curve on United States Treasury Securities plus a margin of 3.00% per annum adjusted for minimum and maximum rate limitations on the loan, resulting in an initial rate of $7.03%. Interest is calculated on the basis of a 360-day year and the actual number of calendar days elapsed. Interest-only payments will begin on May 12, 2023 and continue monthly until May 12, 2024, at which point the monthly payment consisting of principal and interest will be $39,982 per month until maturity on May 12, 2033. Palm Shadows MHP may prepay the Palm Shadows Note in part or in full at any time if they pay a prepayment fee.

The Palm Shadows Note is secured by a first priority security interest in the Palm Shadows Property pursuant to a deed of trust (the “Palm Shadow Deed”), an assignment of rents (the “Palm Shadows Assignment of Rents”) and is guaranteed by the Company (the “Corporate Guaranty”) and Raymond M. Gee.

The Palm Shadows Loan Agreement and Palm Shadows Note contain customary financial and other covenants and events of default for a loan of its type.

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

As of March 31, 2023, we owned and operated 57 manufactured housing communities containing approximately 2,723 developed sites and 1,410 company-owned, manufactured homes. Our communities are located in Georgia, North Carolina, South Carolina and Tennessee.

As of March 31, 2023, our portfolio of manufactured housing properties consisted of the following:

●	Pecan Grove – an 82 lot, all-age community situated on 10.71 acres and located in Charlotte, North Carolina.

●	Azalea Hills – a 39 lot, all-age community situated on 7.46 acres and located in Gastonia, North Carolina, a suburb of Charlotte, North Carolina.

●	Holly Faye – a 35 lot all-age community situated on 8.01 acres and located in Gastonia, North Carolina, a suburb of Charlotte North Carolina.

●	Lakeview – an 84 lot all-age community situated on 17.26 acres in Spartanburg, South Carolina.

●	Chatham Pines – a 49 lot all-age community situated on 23.57 acres and located in Chapel Hill, North Carolina.

●	Maple Hills – a 74 lot all-age community situated on 21.20 acres and located in Mills River, North Carolina, which is part of the Asheville, North Carolina, Metropolitan Statistical Area.

●	Hunt Club Forest – a 78 lot all-age community situated on 13.02 acres and located in the Columbia, South Carolina metro area.

●	B&D – a 96 lot all-age community situated on 17.75 acres and located in Chester, South Carolina.

●	Crestview – a 113 lot all age community situated on 17.1 acres and located in the Asheville, North Carolina, Metropolitan Statistical Area.

●	Springlake – three all-age communities with 221 lots situated on 72.7 acres and located in Warner Robins, Georgia.

●	ARC – five all-age communities with 180 lots situated on 39.34 acres and located in Lexington, South Carolina.

●	Countryside – a 110 lot all-age community situated on 35 acres and located in Lancaster, North Carolina.

●	Evergreen – a 65 lot all-age community situated on 28.4 acres and located in Dandridge, Tennessee.

●	Golden Isles – a 107 lots all-age community situated on 16.76 acres and located in Brunswick, Georgia.

●	Anderson – ten all-age communities with 178 lots situated on 50 acres and located in Anderson, South Carolina.

●	Capital View – a 32 lot all-age community situated on 9.84 acres and located in Gaston, South Carolina.

●	Hidden Oaks - a 44 lot all-age community situated on 8.96 acres and located in West Columbia, South Carolina.

●	North Raleigh – five all-age communities with 138 lots situated on 135 acres and located in Franklin and Granville Counties, North Carolina.

●	Dixie – a 37 lot all-age community situated on 3.43 acres and located in Kings Mountain, North Carolina.

●	Driftwood – a 26 lot all-age community situated on 34.92 acres and located in Charlotte, North Carolina.

●	Meadowbrook – a 94 lot all-age community situated on 40.1 acres and located in York, South Carolina.

●	Morganton – a 61 lot all-age community situated on 31.29 acres and located in Morganton, North Carolina.

●	Asheboro – an 84 lot all-age community situated on 45.4 acres and located in Asheboro, North Carolina.

●	Sunnyland – a 72 lot all-age community situated on 18.57 acres and an adjacent parcel of 15 acres of undeveloped land both located in Byron, Georgia.

●	Warrenville – two all-age communities with 85 lots situated on 45 acres and located in Warrenville, South Carolina.

●	Lake Village (fka Spaulding) – a 73 lot all-age community situated on 17 acres and located in Brunswick, Georgia.

●	Solid Rock – a 39 lot all-age community situated on 11 acres and located in Leesville, South Carolina.

●	Red Fox – a 52 lot all-age community situated on 9 acres and located in Clyde, North Carolina.

●	Statesville – a 44 lot all age community situated on 12.86 acres and located in Statesville, North Carolina.

●	Timberview – a 55 lot all age community situated on 50 acres and located in Trinity, North Carolina.

●	Glynn Acres – a 21 lot all age community situated on 2.9 acres and located in Brunswick, Georgia.

●	Cooley’s (aka Wake Forest 2) – a 44 lot all age community situated on 16 acres and located in Youngsville, North Carolina.

●	Country Road (aka Wake Forest 2) – a 72 lot all age community situated on 27 acres and located in Franklinton, North Carolina.

●	Mobile Cottage – a 23 lot all age community situated on 13 acres and located in Morganton, North Carolina.

●	Merritt Place – a 39 lot all age community situated on 13 acres and located in Morganton, North Carolina.

●	Country Aire – a 105 lot all age community situated on 21 acres and located in Simpsonville, South Carolina.

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

Recent Developments

Additional Closings of Regulation A Offering

Subsequent to March 31, 2023, the Company sold an aggregate of 1,434 shares of Series C Preferred Stock in additional closings of this offering for total gross proceeds of $1,433,750. After deducting a placement fee, the Company received net proceeds of approximately $1,336,972.

Palm Shadows Acquisition

On March 28, 2023, MHP Pursuits assigned its rights and obligations in the Palm Shadows Purchase Agreement to the Company’s newly formed wholly owned subsidiary Palm Shadows MHP LLC, a Texas limited liability company (“Palm Shadows MHP”) (the “Palm Shadows Assignment”). On April 14, 2023, closing of the Palm Shadows Purchase Agreement was completed and Palm Shadows MHP purchased the land, land improvement, and buildings. The Palm Shadows Purchase Agreement also contains additional covenants, representations, and warranties that are customary of real estate purchase and sale agreements.

In connection with the closing of the Palm Shadows Property, on April 12, 2022, Palm Shadows MHP entered into a loan agreement (the “Palm Shadows Loan Agreement”) with Five Star Bank for a loan in the principal amount of $7,350,000 and issued a promissory note to the lender for the same amount (the “Palm Shadows Note”).

The loan is interest only for the first twelve months. Interest on the disbursed and unpaid principal balance accrues at a rate of 7.030% per annum for the first sixty months, and for the remainder of the term, interest on the disbursed and unpaid principal balance accrues based on the Daily Treasury Yield Curve on United States Treasury Securities plus a margin of 3.00% per annum adjusted for minimum and maximum rate limitations on the loan, resulting in an initial rate of $7.03%. Interest is calculated on the basis of a 360-day year and the actual number of calendar days elapsed. Interest-only payments will begin on May 12, 2023, and continue monthly until May 12, 2024, at which point the monthly payment consisting of principal and interest will be $39,982 per month until maturity on May 12, 2033. Palm Shadows MHP may prepay the Palm Shadows Note in part or in full at any time if they pay a prepayment fee.

The Palm Shadows Note is secured by a first priority security interest in the Palm Shadows Property pursuant to a deed of trust (the “Palm Shadow Deed”), an assignment of rents (the “Palm Shadows Assignment of Rents”) and is guaranteed by the Company (the “Corporate Guaranty”) and Raymond M. Gee.

The Palm Shadows Loan Agreement and Palm Shadows Note contain customary financial and other covenants and events of default for a loan of its type.

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

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table sets forth key components of our results of operations during the three months ended March 31, 2023 and 2022, both in dollars and as a percentage of our revenues.

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$4,145,189	97.36%	$3,040,022	99.51%
Gross revenues from home sales	112,300	2.64%	15,000	0.49%
Total revenues	4,257,489	100.00%	3,055,022	100.00%
Community operating expenses
Repair and maintenance	275,529	6.47%	221,019	7.23%
Real estate taxes	201,633	4.74%	180,829	5.92%
Utilities	306,412	7.20%	235,895	7.72%
Insurance	104,059	2.44%	60,928	1.97%
General and administrative expense	708,168	16.63%	376,196	12.31%
Total community operating expenses	1,595,801	37.48%	1,074,237	35.16%
Corporate payroll and overhead	1,571,454	36.91%	909,078	29.76%
Depreciation expense	1,023,015	24.03%	759,704	24.87%
Interest expense	2,053,455	48.23%	1,101,693	36.06%
Cost of home sales	130,806	3.07%	-	0.00%
Total expenses	6,374,531	149.73%	3,844,712	125.85%
Net loss	$(2,117,042)	(49.73)%	$(789,690)	(25.84)%
Variable interest entity share of net loss	(182,466)	(4.29)%	(159,570)	(5.22)%
Net income (loss) attributable to our company	$(1,934,576)	(45.44)%	$(630,120)	(20.63)%
Preferred stock dividends and put option value accretion	537,027	12.61%	548,210	17.94%
Net loss attributable to common stockholders	$(2,471,603)	(58.05)%	$(1,178,330)	(38.57)%

Revenues. For the three months ended March 31, 2023, we earned total revenues of $4,257,489, as compared to $3,055,022 for the three months ended March 31, 2022, an increase of $1,202,467, or 39.36%. The increase in revenues between the periods was primarily due to $714,255 of rental income from the acquisition of thirteen manufactured housing communities on or subsequent to March 31, 2022. The remaining increase was due to rental rate increases.

Community Operating Expenses. For the three months ended March 31, 2023, we incurred total community operating expenses of $1,595,801, as compared to $1,074,237 for the three months ended March 31, 2022, an increase of $521,564, or 48.55%. The increase in community operating expenses was primarily due to $341,459 of additional expenses associated with the thirteen properties acquired during and subsequent to March 31, 2022. This includes a $136,615 increase in payroll as we hired additional on-site maintenance staff at several of our new parks to increase efficiencies and decrease contract labor costs, a $36,978 increase in recurring bank service charges related to the KeyBank portfolio refinance agreement the Company entered into on September 1, 2022, a $27,079 increase in repairs and maintenance, a $21,134 increase insurance and a $26,877 increase in utilities. Community operating expenses as a percentage of revenues were 37.48% and 35.16% for the three months ending March 31, 2023 and 2022, respectively.

Corporate Payroll and Overhead Expenses. For the three months ended March 31, 2023, we incurred corporate payroll and overhead expenses of $1,571,454, as compared to $909,078 for the three months ended March 31, 2022, an increase of $662,376, or 72.86%. This increase was primarily due to increased payroll including corporate salaries and benefits expense of $506,111 due to hiring additional personnel to support our future growth, costs incurred related to a new offering of $36,000 and an increase in stock compensation expense of $60,215 due to issuance of stock options to officers hired to support our growth. Corporate payroll and overhead expenses as a percentage of revenues were 36.91% and 29.76% for the three months ending March 31, 2023, and 2022, respectively.

Depreciation Expense. For the three months ended March 31, 2023, we recorded depreciation of our assets totaling $1,023,015, as compared to $759,704 for the three months ended March 31, 2022, an increase of $263,311, or 34.66%. The increase in depreciation was driven by $181,725 related to the assets in thirteen manufactured housing communities that were acquired during and subsequent to March 31, 2022. The remaining increase was due to depreciation of capital improvement projects completed subsequent to March 31, 2022, such as home renovations and new home installations.

Interest Expense. For the three months ended March 31, 2023, we incurred interest expense of $2,053,455, as compared to $1,101,693 for the three months ended March 31, 2022, an increase of $951,762, or 86.39%. The increase was primarily due to $347,437 of interest on additional debt incurred to acquire new properties and homes and $80,770 of nine months of interest related to 2022 acquisition debt subsequent to March 31, 2022. In addition, there was a $269,706 increase in dividends paid to series C preferred stockholders, which are included in interest expense given the liability treatment of the mandatorily redeemable Series C Cumulative Redeemable Preferred Stock. Interest Expense as a percentage of revenues were 48.23% and 36.06% for the three months ending March 31, 2023, and 2022, respectively.

Net Loss. The factors described above resulted in a net loss of $2,117,042, for the three months ended March 31, 2023, as compared to $789,690 for the three months ended March 31, 2022, a decrease of $1,327,352, or 168.09%, predominately driven by a 65.80% increase in total expenses, which was partially offset by a 39.36% increase in total revenues.

Liquidity and Capital Resources

Our principal demands for cash are operating and administrative expenses, dividends on our preferred stock, debt service payments, capital expenditures to improve the properties within our portfolio, and community acquisitions.

As of March 31, 2023, we held cash and cash equivalents of $5,710,926 and restricted cash of $5,222,057. We believe that our current available cash along with anticipated revenues is sufficient to meet our cash needs for the near future. We plan to meet our short-term liquidity requirements for the next twelve months, generally through available cash, cash provided by operating activities, and with funds available to us under the existing two $2,000,000 revolving promissory notes from our officers, described below. Additionally, we have a number of unencumbered homes which are available to be sold to generate liquidity which became available after KeyBank portfolio refinance in 2022.

Proceeds from issuance of Series C Preferred Stock and cash held in escrow with our lenders will fund our capital improvement projects and acquisitions. To the extent that funds or appropriate communities are not available, fewer acquisitions and capital improvements will be made.

We have incurred net losses each year since inception and have experienced slightly negative cash flows from operations during the first quarter ended March 31, 2023. We are in an acquisitive, growth stage whereby we have doubled the number of home sites in our portfolio of manufactured housing communities over the past two years. We have incurred additional corporate payroll and overhead and interest expense in order to accomplish such growth which has driven losses and used operating cash flow. We acquire communities and invest in physical improvements, implement operational efficiencies to cut costs, work to improve occupancy and collections, and increase rents based on each respective market all to stabilize the acquired communities to their full potential.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(500,708)	$(101,818)
Net cash used in investing activities	(3,000,372)	(2,029,556)
Net cash provided by financing activities	4,028,448	2,121,744
Net increase (decrease) in cash, cash equivalent and restricted cash	527,368	(9,630)
Cash, cash equivalents and restricted cash at beginning of period	10,405,615	2,106,329
Cash, cash equivalents and restricted cash at end of period	$10,932,983	$2,096,699

Net cash used in operating activities was $500,708 for the three months ended March 31, 2023, as compared to $101,818 for the three months ended March 31, 2022. For the three months ended March 31, 2023, the net loss of $2,117,042 offset in part by non-cash depreciation expense of $1,023,015 and a decrease in accrued liabilities of $303,477 related to the payment of accrued 2022 employee bonuses, guarantee fees, and accounting fees were the primary drivers of the net cash used in operating activities. For the three months ended March 31, 2022, the net loss of $789,690 and decrease in accrued liabilities of $728,086 related to the payment of accrued 2021 employee bonuses, guarantee fees, and real estate taxes in January 2022, offset by depreciation in the amount of $759,704, amortization of debt issuance costs in the amount of $162,328, and a decrease in other assets of $269,602 were the primary drivers of the net cash used in operating activities.

Net cash used in investing activities was $3,000,372 for the three months ended March 31, 2023, as compared to $2,029,556 for the three months ended March 31, 2022. Net cash used in investing activities for the three months ended March 31, 2023, consisted of capital improvements of $446,055, payment of related acquisition costs of $107,832 and advanced pursuit costs and deposits for potential deals of $231,141, purchases of investment properties in the amount of $2,570,000 and offset by proceeds received from sale of homes of $112,300. Net cash used in investing activities for the three months ended March 31, 2022, consisted of purchase of investment properties in the amount of $1,050,000 and payment of related acquisition costs of $163,578, as well as cash paid for capital improvements in the amount of $764,907 and cash paid for advanced pursuit costs and deposits of $66,071.

Net cash provided by financing activities was $4,028,448 for the three months ended March 31, 2023, as compared to $2,121,744 for the three months ended March 31, 2022. For the three months ended March 31, 2023, net cash provided by financing activities consisted primarily of proceeds from issuance of preferred stock of $3,874,917 and proceeds received from the related payment of lines of credit of $1,329,417, offset by the payment of debt costs and Series C Preferred Stock costs of $636,614. For the three months ended March 31, 2022, net cash provided by financing activities consisted primarily of proceeds from issuance of preferred stock of $4,289,444 and proceeds from related party line of credit of $700,000, offset by repayment of notes payable of $1,699,464, payment of mortgage costs and financing costs recorded as debt discount of $847,499, and Series A and Series B Preferred Stock dividends of $242,785. The Company repaid the Charlotte 3 Park MHP LLC note payable of $1,500,000 on March 1, 2022. This community was subsequently refinanced on April 14, 2022.

Regulation A Offering

On June 11, 2021, we launched a new offering under Regulation A of Section 3(6) of the Securities Act for Tier 2 offerings, pursuant to which we are offering up to 47,000 shares of Series C Preferred Stock at an offering price of $1,000 per share for a maximum offering amount of $47,000,000 (the “Regulation A Offering”).

During the three months ended March 31, 2023, we sold an aggregate of 3,875 shares of Series C Preferred Stock for total gross proceeds of $3,874,917. After deducting a placement fee and broker dealer commissions, we received net proceeds of $3,613,371. In addition to the placement fee and broker dealer commissions, we capitalized an additional $29,326 of other issuance costs associated with the offering which, net of amortization expense, offset with the net proceeds on the balance sheet.

Promissory Notes

We have issued promissory notes payable to lenders related to the acquisition of our manufactured housing communities and mobile homes. The interest rates on outstanding promissory notes range from 4% to 8% with 5 to 30 years principal amortization. The promissory notes are secured by the real estate assets and thirty-three loans totaling $80,752,977 are guaranteed by Raymond M. Gee.

As of March 31, 2023 and December 31, 2022, the outstanding principal balance on all third-party promissory notes was $84,714,126 and $79,550,080, respectively. The following are the terms of these notes:

	Maturity Date	Interest Rate	Interest Only Period (Months)	Balance March 31, 2023	Balance December 31, 2022
Pecan Grove MHP LLC(1)(2)	9/1/2032	4.870%	60	$4,489,000.00	$4,489,000
Azalea MHP LLC(1)(2)	9/1/2032	4.870%	60	1,830,000	1,830,000
Holly Faye MHP LLC(1)(2)	9/1/2032	4.870%	60	1,608,000	1,608,000
Chatham MHP LLC(1)(2)	9/1/2032	4.870%	60	2,263,000	2,263,000
Lakeview MHP LLC(1)(2)	9/1/2032	4.870%	60	3,229,000	3,229,000
B&D MHP LLC(1)(2)	9/1/2032	4.870%	60	2,887,000	2,887,000
Hunt Club MHP LLC(1)(2)	9/1/2032	4.870%	60	2,756,000	2,756,000
Crestview MHP LLC(1)(2)	9/1/2032	4.870%	60	4,625,000	4,625,000
Maple Hills MHP LLC(1)(2)	9/1/2032	4.870%	60	2,570,000	2,570,000
Springlake MHP LLC(1)(2)	9/1/2032	4.870%	60	6,590,000	6,590,000
ARC MHP LLC(1)(2)	9/1/2032	4.870%	60	3,687,000	3,687,000
Countryside MHP LLC(1)(2)	9/1/2032	4.870%	60	4,343,000	4,343,000
Evergreen MHP LLC (1)(2)	9/1/2032	4.870%	60	2,604,000	2,604,000
Golden Isles MHP LLC(1)(2)	9/1/2032	4.870%	60	1,987,000	1,987,000
Anderson MHP LLC(1)(2)	9/1/2032	4.870%	60	5,118,000	5,118,000
Capital View MHP LLC(1)(2)	9/1/2032	4.870%	60	829,000	829,000
Hidden Oaks MHP LLC(1)(2)	9/1/2032	4.870%	60	764,000	764,000
North Raleigh MHP LLC(1)(2)	9/1/2032	4.870%	60	5,279,000	5,279,000
Charlotte 3 Park MHP LLC (Dixie) (1)(2)(3)	9/1/2032	4.870%	60	485,000	485,000
Charlotte 3 Park MHP LLC (Driftwood) (1)(2)	9/1/2032	4.870%	60	274,000	274,000
Carolinas 4 MHP LLC (Asheboro) (1)(2)	9/1/2032	4.870%	60	1,374,000	1,374,000
Carolinas 4 MHP LLC (Morganton) (1)(2)	9/1/2032	4.870%	60	1,352,000	1,352,000
Sunnyland MHP LLC(1)(2)	9/1/2032	4.870%	60	1,057,000	1,057,000
Warrenville MHP LLC(1)	3/10/2027	5.590%	36	1,218,870	1,218,870
Spaulding MHP LLC	7/22/2043	WSJ Prime + 1%	12	1,600,000	1,600,000
Solid Rock MHP LLC	6/30/2032	5.000%	12	925,000	925,000
Red Fox MHP LLC	8/1/2032	5.250%	24	2,250,000	2,250,000
Statesville MHP LLC – land(1)	9/13/2025	SOFR + 2.35%	36	1,519,925	1,519,925
Timberview MHP LLC – land(1)	9/13/2025	SOFR + 2.35%	36	1,418,075	1,418,075
Northview MHP LLC - land (Seller Finance)	9/15/2027	6.000%	60	792,654	792,654
Statesville, Northview, Timberview MHP LLC - homes (Seller Finance)	9/15/2027	6.000%	60	407,345	407,345
Glynn Acres MHP LLC	11/1/2042	6.000%	0	892,150	898,052
Wake Forest MHP LLC (Cooley’s Country road)(1)	12/10/2027	7.390%	36	3,038,914	3,038,914
Mobile Cottage MHP LLC	12/20/2027	5.000%	30	400,000	400,000
Gvest Finance LLC (B&D homes)	5/1/2024	5.000%	-	604,757	614,809
Gvest Finance LLC (Golden Isles homes)	3/31/2031	4.000%	120	684,220	684,220
Warrenville Gvest Homes LLC(1)	3/10/2027	5.590%	36	1,221,130	1,221,130
Gvest Wake Forest 2 Homes LLC (Cooley’s, Country Road home)(1)	12/10/2027	7.390%	36	561,086	561,086
Merritt Place MHP LLC	1/25/2024	WSJ Prime + 1%	12	1,680,000	-
Country Aire MHP LLC(1)	9/13/2025	SOFR + 2.35%	36	3,500,000	-
Total Notes Payable				$84,714,126	$79,550,080
Discount Direct Lender Fees				(3,772,073)	(3,666,214)
Total Net of Discount				$80,942,053	$75,883,866

(1)	The notes indicated above are subject to certain financial covenants.

(2)	On September 1, 2022, we, through our wholly owned subsidiaries, entered into twenty-three loan agreements with KeyBank National Association (“KeyBank”) and Fannie Mae for a total principal balance of $62,000,000. The loan proceeds were primarily used to pay off third party notes and line of credit with various other lenders totaling approximately $54,000,000, promissory note issued to Metrolina Loan Holdings, LLC for $1,500,000 and a revolving promissory Note issued to Gvest Real Estates Capital LLC for $2,000,000. KeyBank withheld approximately $4,000,000 in escrow for planned capital projects to improve the financed communities which is included in restricted cash. We may prepay the notes in part or in full subject to prepayment penalties if repaid before May 31, 2032, and without penalty if repaid on or subsequent to that date. The loans are secured by the real estate, which predominately excludes mobile homes, and are guaranteed by us and Raymond M. Gee. We capitalized $2,842,213 of debt issuance costs in connection with this refinancing including a $1,000,000 accrued guaranty fee owed to Raymond M. Gee to be paid at a later date.
(3)	We repaid the Charlotte 3 Park MHP LLC note payable of $1,500,000 on March 1, 2022, and recognized refinancing cost expense totaling $15,751. This community was refinanced on April 14, 2022, with a different lender and the Company capitalized $258,023 of debt issuance costs related to the new note.

Lines of Credit – Variable Interest Entities

Facility	Borrower	Community	Maturity Date	Interest Rate	Maximum Credit Limit	Balance March 31, 2023	Balance December 31, 2022
Occupied Home Facility(1)	Gvest Homes I LLC	ARC, Crestview, Maple, Countryside	01/01/30	8.375%	$20,000,000	$3,755,107	$2,424,896
Multi-Community Rental Home Facility	Gvest Finance LLC	ARC, Golden Isles, Springlake,	Various (2)	Greater of 3.25% or Prime, + 375 bps	$5,000,000	$2,490,623	$2,561,380
Multi-Community Floorplan Home Facility	Gvest Finance LLC	Golden Isles, Springlake, Sunnyland, Crestview, Meadowbrook	Various (2)	LIBOR + 6 – 8% based on days outstanding	$4,000,000	$1,585,065	$1,383,043
Total Lines of Credit - VIEs						$7,830,795	$6,369,319
Discount Direct Lender Fees						$(205,877)	$(160,372)
Total Net of Discount						$7,624,918	$6,208,947

(1)	During the three months ended March 31, 2023, Gvest Homes I LLC drew down $1,353,000 related to the Occupied Home Facility.

(2)	The maturity date of the of the Multi-Community Floorplan and Rental Line of Credit will vary based on each statement of financial transaction, a report identifying the funded homes and the applicable financial terms.

The agreements for each of the above line of credit facilities require the maintenance of certain financial ratios or other affirmative and negative covenants. All the above line of credit facilities are guaranteed by Raymond M. Gee.

Metrolina Promissory Note

On October 22, 2021, the Company issued a promissory note to Metrolina Loan Holdings, LLC, a significant stockholder, in the principal amount of $1,500,000. On September 2, 2022, the Company repaid the full outstanding balance of the loan with proceeds from the KeyBank portfolio refinance. The note bore interest at a rate of 18% per annum and was set to mature on April 1, 2023. The note was guaranteed by Raymond M. Gee. As of March 31, 2023, and December 31, 2022, there was no outstanding balance on this note. During the three months ended March 31, 2022, interest expense recognized was $66,575.

Gvest Revolving Promissory Note

On December 27, 2021, we issued a revolving promissory note to Gvest Real Estate Capital, LLC, an entity whose sole owner is Raymond M. Gee, our chairman and chief executive officer, pursuant to which we may borrow up to $1,500,000 on a revolving basis for working capital or acquisition purposes. There was no balance outstanding on this note as of March 31, 2023. As of March 31, 2023 and December 31, 2022, there was no outstanding balance on this note.  This note had a five-year term and was interest-only based on a 15% annual rate through the maturity date and was unsecured. During the three months ended March 31, 2022, interest expense recognized was $14,718.

NAV Real Estate LLC Promissory Note

On June 29, 2022, we issued a revolving promissory note to NAV RE, LLC, an entity whose owners are Adam Martin, our chief investment officer, and his spouse, pursuant to which we may borrow up to $2,000,000 on a revolving basis for working capital or acquisition purposes. On the same date, we borrowed $2,000,000. As of March 31, 2023, and December 31, 2022, the outstanding principal balance on this note was $2,000,000. This note has a five-year term and is interest-only based on a 15% annual rate through the maturity date and is unsecured. During the three months ended March 31, 2023, interest expense totaled $75,000.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on March 29, 2023.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2023. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and further referenced below, which, due to employee turnover, we are still in the process of remediating as of March 31, 2023, our disclosure controls and procedures were not effective.

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023, our management identified the following material weaknesses:

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

To cure the foregoing material weakness, we have taken or plan to take the following remediation measures:

●	In addition to new hires in 2022, during the first quarter ended March 31, 2023, we hired an accounts payable manager and a senior SEC reporting analyst who both assist with the functions of the accounting department. Additionally, on January 16, 2023, Vira Turchinyak was appointed to the position of Chief Financial Officer who brings 11 years of experience serving public companies in the real estate industry. These hires have led to more segregation of duties and levels of review in our day-to-day accounting functions, reporting, and closing procedures which historically have been material weaknesses for us in internal controls.

●	We have added and plan to continue to add additional employees to assist in the financial closing procedures.

●	As necessary, we will continue to engage consultants or outside accounting firms to ensure proper accounting for our consolidated financial statements.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 7, 2023, the Company completed an additional closing of the Regulation A Offering, pursuant to which the Company sold an aggregate of 547 shares of Series C Preferred Stock for total gross proceeds of $547,000. After deducting the Dealer Manager’s fees, the Company received net proceeds of approximately $510,478.

On March 21, 2023, the Company completed an additional closing of the Regulation A Offering, pursuant to which the Company sold an aggregate of 747 shares of Series C Preferred Stock for total gross proceeds of $747,000. After deducting the Dealer Manager’s fees, the Company received net proceeds of approximately $696,578.

On April 4, 2023, the Company completed an additional closing of the Regulation A Offering, pursuant to which the Company sold an aggregate of 437 shares of Series C Preferred Stock for total gross proceeds of $437,000. After deducting the Dealer Manager’s fees, the Company received net proceeds of approximately $407,503.

On April 11, 2023, the Company completed an additional closing of the Regulation A Offering, pursuant to which the Company sold an aggregate of 295 shares of Series C Preferred Stock for total gross proceeds of $295,000. After deducting the Dealer Manager’s fees, the Company received net proceeds of approximately $275,088.

On April 18, 2023, the Company completed an additional closing of the Regulation A Offering, pursuant to which the Company sold an aggregate of 141 shares of Series C Preferred Stock for total gross proceeds of $140,750. After deducting the Dealer Manager’s fees, the Company received net proceeds of approximately $131,249.

During the three months ended March 31, 2023, we did not repurchase any shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed on April 19, 2018)

3.2	Certificate of Designation of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 2.2 to the Offering Statement on Form 1-A filed on May 9, 2019)

3.3	Certificate of Designation of Series B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 5, 2019)

3.4	Amended and Restated Certificate of Designation of Series C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed on November 15, 2021)

3.5*	Certificate of Designation of Series D Cumulative Redeemable Preferred Stock

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on April 19, 2018)

3.7	Amendment No. 1 to Amended and Restated Bylaws of Manufactured Housing Properties Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 21, 2022)

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2023	MANUFACTURED HOUSING PROPERTIES INC.

/s/ Raymond M. Gee
	Name:	Raymond M. Gee
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Vira Turchinyak
	Name:	Vira Turchinyak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)