Form 10-Q
period 2023-06-30
MANUFACTURED HOUSING PROPERTIES INC.
filed 2023-08-10
CIK 1277998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-51229

MANUFACTURED HOUSING PROPERTIES INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	51-0482104
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
136 Main Street Pineville, NC	28134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 273-1702

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2023, there were 12,493,012 common shares of the registrant issued and outstanding.

Manufactured Housing Properties Inc.

Quarterly Report on Form 10-Q

Period Ended June 30, 2023

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MANUFACTURED HOUSING PROPERTIES INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

	June 30, 2023	December 31, 2022
Assets	(unaudited)
Investment Property
Land	$37,403,653	$30,263,687
Site and Land Improvements	49,267,021	44,035,649
Buildings and Improvements	31,005,616	23,229,657
Construction in Process	1,726,093	2,541,376
Total Investment Property	119,402,383	100,070,369
Accumulated Depreciation	(10,416,912)	(8,225,976)
Net Investment Property	108,985,471	91,844,393
Cash and Cash Equivalents	1,745,129	5,090,369
Restricted Cash	5,374,687	5,315,246
Accounts Receivable	326,109	368,081
Other Assets	1,377,189	975,064
TOTAL ASSETS	$117,808,585	$103,593,153

Liabilities
Accounts Payable	$732,614	$755,124
Notes Payable, net of $3,873,258 and $3,666,214 debt discount, respectively	86,758,070	75,883,866
Lines of Credit – Variable Interest Entities, net of $199,737 and $160,372 debt discount, respectively	7,498,868	6,208,947
Lines of Credit – Related Party	2,000,000	2,000,000
Accrued Liabilities including amounts due to related parties of $1,305,833 and $1,154,166, respectively	2,825,777	2,054,438
Tenant Security Deposits	957,714	879,676
Series C Redeemable Preferred Stock, par value $0.01 per share; 47,000 shares authorized; 27,089 and 21,584 shares issued and outstanding and redemption value $27,088,919 and $21,584,002 as of June 30, 2023 and December 31, 2022, respectively	25,488,375	20,177,187
Total Liabilities	126,261,418	107,959,238

Commitments and Contingencies (See note 6)

Redeemable Preferred Stock – subject to redemption
Series A Cumulative Redeemable Convertible Preferred Stock, par value $0.01 per share; 4,000,000 shares authorized; 1,826,000 shares issued and outstanding and redemption value $6,847,500 as of June 30, 2023 and December 31, 2022	6,336,166	6,107,916
Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized; 747,951 shares issued and outstanding and redemption value $11,219,265 as of June 30, 2023 and December 31, 2022	9,485,426	9,122,218
Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share; 75,000 shares authorized; 738 and 0 shares issued and outstanding and redemption value $737,942 and $0 as of June 30, 2023 and December 31, 2022, respectively	654,666	—

Deficit
Common Stock, par value $0.01 per share; 200,000,000 shares authorized; 12,493,012 shares are issued and outstanding as of June 30, 2023 and December 31, 2022	124,930	124,930
Additional Paid in Capital	(6,277,812)	(5,428,984)
Accumulated Deficit	(16,499,783)	(12,521,376)
Total Manufactured Housing Properties Inc. Deficit	(22,652,665)	(17,825,430)
Non-controlling interest in Variable Interest Entities	(2,276,426)	(1,770,789)
Total Deficit	(24,929,091)	(19,596,219)
TOTAL LIABILITIES AND DEFICIT	$117,808,585	$103,593,153

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Rental and related income	$4,224,714	$3,283,777	$8,369,903	$6,323,799
Gross Revenues from Home Sales	198,800	87,594	311,100	102,594
Total revenues	4,423,514	3,371,371	8,681,003	6,426,393

Community operating expenses
Repair and maintenance	348,117	327,265	623,646	515,819
Real estate taxes	210,862	217,093	412,495	397,922
Utilities	278,954	239,985	585,366	475,880
Insurance	119,367	78,999	223,426	139,297
General and administrative expense	686,547	405,044	1,394,715	781,240
Total community operating expenses	1,643,847	1,268,386	3,239,648	2,310,158

Corporate payroll and overhead	1,484,216	1,254,918	3,055,670	2,163,996
Depreciation expense	1,178,089	818,975	2,201,104	1,578,679
Interest expense	2,292,869	1,235,048	4,346,324	2,336,741
Refinancing costs	—	15,751	—	15,751
Cost of home sales	131,495	122,269	262,301	154,734
Total expenses	6,730,516	4,715,347	13,105,047	8,560,059
Net loss before provision for income taxes	(2,307,002)	(1,343,976)	(4,424,044)	(2,133,666)
Provision for income taxes	—	—	—	—
Net loss	$(2,307,002)	$(1,343,976)	$(4,424,044)	$(2,133,666)

Net loss attributable to non-controlling interest variable interest entities	(263,783)	(250,915)	(446,249)	(410,485)
Net loss attributable to Manufactured Housing Properties, Inc.	(2,043,219)	(1,093,061)	(3,977,795)	(1,723,181)
Preferred stock dividends and put option value accretion
Series A preferred dividends	91,300	94,300	182,933	188,600
Series A preferred put option value accretion	114,125	117,875	228,250	235,746
Series B preferred dividends	149,665	151,785	299,330	303,570
Series B preferred put option value accretion	181,604	184,254	363,208	368,508
Series D preferred dividends	1,132	—	1,132	—
Series D preferred put option value accretion	307	—	307	—
Total preferred stock dividends and put option value accretion	538,133	548,214	1,075,160	1,096,424
Net loss attributable to common stockholders	$(2,581,352)	$(1,641,275)	$(5,052,955)	$(2,819,605)

Weighted average shares - basic and fully diluted	12,916,854	12,835,977	12,916,854	12,833,928

Net loss per share – basic and fully diluted	$(0.20)	$(0.13)	$(0.39)	$(0.22)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL MANUFACTURED HOUSING PROPERTIES	NON CONTROLLING
	SHARES	PAR VALUE	CAPITAL	DEFICIT	INC.	INTEREST	DEFICIT
Balance at January 1, 2022	12,403,680	$124,037	$(3,160,712)	$(4,672,537)	$(7,709,212)	$(977,513)	$(8,686,725)
Stock option expense	—	—	49,760	—	49,760	—	49,760
Preferred shares Series A dividends	—	—	(94,300)	—	(94,300)	—	(94,300)
Preferred shares Series A put option value accretion	—	—	(117,871)	—	(117,871)	—	(117,871)
Preferred shares Series B dividends	—	—	(151,785)	—	(151,875)	—	(151,875)
Preferred shares Series B put option value accretion	—	—	(184,254)	—	(184,254)	—	(184,254)
Distributions from VIE	—	—	—	—	—	(30,000)	(30,000)
Net loss	—	—	—	(630,120)	(630,120)	(159,570)	(789,690)
Balance at March 31, 2022	12,403,680	$124,037	$(3,659,162)	$(5,302,657)	$(8,837,782)	$(1,167,083)	$(10,004,865)

Stock option expense	—	—	28,062	—	28,062	—	28,062
Common Stock issuance exercise stock options	8,333	83	—	—	83	—	83
Preferred shares Series A dividends	—	—	(94,300)	—	(94,300)	—	(94,300)
Preferred shares Series A put option value accretion	—	—	(117,875)	—	(117,875)	—	(117,875)
Preferred shares Series B dividends	—	—	(151,785)	—	(151,785)	—	(151,785)
Preferred shares Series B put option value accretion	—	—	(184,254)	—	(184,254)	—	(184,254)
Distributions from VIE	—	—	—	—	—	(30,000)	(30,000)
Net Loss	—	—	—	(1,093,061)	(1,093,061)	(250,915)	(1,343,976)
Balance at June 30, 2022	12,412,013	124,120	(4,179,314)	(6,395,718)	(10,450,912)	(1,447,998)	(11,898,910)

Balance at January 1, 2023	12,493,012	$124,930	$(5,428,985)	$(12,521,376)	$(17,825,430)	$(1,770,789)	$(19,596,219)
Stock option expense	—	—	109,975	—	109,974	—	109,974
Preferred shares Series A dividends	—	—	(91,633)	—	(91,633)	—	(91,633)
Preferred shares Series A put option value accretion	—	—	(114,125)	—	(114,125)	—	(114,125)
Preferred shares Series B dividends	—	—	(149,665)	—	(149,665)	—	(149,665)
Preferred shares Series B put option value accretion	—	—	(181,604)	—	(181,604)	—	(181,604)
Distributions from VIE	—	—	—	(612)	(612)	(29,388)	(30,000)
Net Loss	—	—	—	(1,934,576)	(1,934,576)	(182,466)	(2,117,042)
Balance at March 31, 2023	12,493,012	$124,930	$(5,856,037)	$(14,456,564)	$(20,187,671)	$(1,982,643)	$(22,170,314)

Stock option expense	—	—	116,358	—	116,358	—	116,358
Preferred shares Series A dividends	—	—	(91,300)	—	(91,300)	—	(91,300)
Preferred shares Series A put option value accretion	—	—	(114,125)	—	(114,125)	—	(114,125)
Preferred shares Series B dividends	—	—	(149,665)	—	(149,665)	—	(149,665)
Preferred shares Series B put option value accretion	—	—	(181,604)	—	(181,604)	—	(181,604)
Preferred shares Series D dividends	—	—	(1,132)	—	(1,132)	—	(1,132)
Preferred shares Series D put option value accretion	—	—	(307)	—	(307)	—	(307)
Distributions from VIE	—	—	—	—	—	(30,000)	(30,000)
Net Loss	—	—	—	(2,043,219)	(2,043,219)	(263,783)	(2,307,002)
Balance at June 30, 2023	12,493,012	$124,930	$(6,277,812)	$(16,499,783)	$(22,652,665)	$(2,276,426)	$(24,929,091)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net Loss	$(4,424,044)	$(2,133,666)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock option expense	226,333	77,822
Amortization of debt discount	659,703	306,230
Write off debt issuance costs recorded as debt discount	—	15,751
Write off acquisition and development pursuit costs	—	60,759
(Gain) Loss on Home Sales	(48,799)	52,140
Depreciation	2,201,104	1,578,679
Changes in operating assets and liabilities:
Accounts receivable	41,972	(111,329)
Other assets	211,658	316,864
Accounts payable	(22,510)	202,116
Tenant security deposits	78,038	105,085
Accrued liabilities	771,343	(444,026)
Net Cash (Used in) Provided by Operating Activities	(305,202)	26,425
Cash Flows from Investing Activities:
Capital improvements	(1,585,169)	(1,507,382)
Proceeds from sales of homes	311,100	102,594
Purchases of investment properties	(6,528,479)	(3,697,135)
Purchase of intangible assets	(613,783)	—
Payment of pursuit costs	—	(113,964)
Payment of acquisition costs	(161,716)	(296,170)
Net Cash Used in Investing Activities	(8,578,047)	(5,512,057)
Cash Flows from Financing Activities:
Proceeds from line of credit – related party	—	4,700,000
Repayment of note payable - VIEs	—	(850,000)
Proceeds from notes payable	—	1,875,000
Repayment of notes payable	(28,753)	(1,916,434)
Proceeds from lines of credit - VIEs	1,353,000	596,563
Repayment of lines of credit - VIEs	(242,831)	(682,646)
Proceeds from exercise of options	—	83
Proceeds from issuance of preferred stock	6,285,525	6,297,617
Payment of debt costs and Series C Preferred Stock costs recorded as debt discount	(1,099,846)	(1,263,667)
Redemption of Preferred Stock	(126,250)	—
Fees paid in advance for debt	—	(1,761,363)
Series A, Series B and Series D Preferred share dividends	(483,395)	(485,570)
Distributions from VIE	(60,000)	(60,000)
Net Cash Provided by Financing Activities	5,597,450	6,449,583
Net change in cash, cash equivalents and restricted cash	(3,285,799)	963,951
Cash, cash equivalents and restricted cash at beginning of the period	10,405,615	2,106,329
Cash, cash equivalents and restricted cash at end of the period	$7,119,816	$3,070,280
Cash, cash equivalents and restricted cash consist of the following:
End of period
Cash and cash equivalents	$1,745,129	$2,260,000
Restricted cash	5,374,687	810,280
Total	$7,119,816	$3,070,280
Cash, cash equivalents and restricted cash consist of the following:
Beginning of period
Cash and cash equivalents	$5,090,369	$1,401,134
Restricted cash	5,315,246	705,195
Total	$10,405,615	$2,106,329
Cash paid for:
Income Taxes	—	—
Interest	$2,519,320	$1,448,072
Series C Preferred share dividends included in interest expense	$815,321	$275,137

Non-Cash Investing and Financing Activities
Notes and lines of credit related to acquisitions and capital improvements	$11,329,120	$5,875,735
Non-cash Series A, B and D Preferred Stock accretion	$591,765	$604,254

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The December 31, 2022 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2023. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

The Company’s formation of all subsidiaries and VIEs’ date of consolidation are as follows:

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

(UNAUDITED)

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

(1) During the six months ended June 30, 2023, there was no activity in Country Estates MHP LLC and Dalton 3 MHP LLC.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

(UNAUDITED)

The Company’s revenues primarily consist of rental revenues and other rental related fee income. The Company has the following revenue sources and revenue recognition policies:

•
Rental revenues include revenues from the leasing of land lot or a combination of both, the mobile home and land at our properties to tenants.
•
Revenues from the leasing of land lot or a combination of both, the mobile home and land at the Company’s properties to tenants include (i) lease components, including land lot or a combination of both, the mobile home and land, and (ii) reimbursement of utilities and account for the components as a single lease component in accordance with ASC 842.
•
Revenues derived from fixed lease payments are recognized on a straight-line basis over the non-cancelable period of the lease. The Company commences rental revenue recognition when the underlying asset is available for use by the lessee. Revenues derived from the reimbursement of utilities are generally recognized in the same period as the related expenses are incurred. The majority of the Company’s leases are month-to-month.

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

For the six months ended June 30, 2023, the potentially dilutive penny options for the purchase of 423,842 shares of Common Stock were included in basic loss per share. Other securities outstanding as of June 30, 2023 not included in dilutive loss per share, as the effect would be anti-dilutive, were 165,000 unvested stock options and 1,826,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock, which are convertible into Common Stock for a total of 1,826,000 shares.

For the six months ended June 30, 2022, the potentially dilutive penny options for the purchase of 428,176 shares of Common Stock were included in basic loss per share. Other securities outstanding as of June 30, 2022 not included in dilutive loss per share, as the effect would be anti-dilutive, were 146,666 unvested stock options and 1,886,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock, which are convertible into Common Stock for a total of 1,886,000 shares.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

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

Acquisitions

The Company accounts for acquisitions as asset acquisitions in accordance with ASC 805, “Business Combinations,” and allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land, site and land improvements, buildings and improvements, rental homes and intangibles. The Company allocates the purchase price of an acquired property generally determined by a third-party purchase price allocation report obtained in conjunction with the purchase based on appraisals.

Intangibles

The Company's intangible assets include trademarks and trade names. These intangible assets are recorded in Other Assets on the Consolidated Balance Sheet. The valuation of intangibles is generally determined by a third-party purchase price allocation report obtained in conjunction with an acquisition purchase based on appraisals. Acquisition costs allocated to intangible assets are capitalized. The Company's intangibles and associated acquisition costs are amortized over a 15-year estimated useful life on a straight line basis commencing on the date of acquisition. As of June 30, 2023, intangibles consisted of $613,783. As of June 30, 2023, accumulated amortization of intangible assets and related acquisition costs was $8,737.

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

Impairment Policy

The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the three and six months ended June 30, 2023 and 2022, respectively.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

(UNAUDITED)

As of June 30, 2023, the restricted cash balance of $5,374,687 was comprised of $957,714 of cash reserved for tenant security deposits and lender escrows for capital improvements, insurance, and real estate taxes in the amount of $4,416,973. As of December 31, 2022, the restricted cash balance of $5,315,246 was comprised of $879,676 of cash reserved for tenant security deposits and lender escrows for capital improvements, insurance, and real estate taxes in the amount of $4,435,570.

The Company maintains cash balances at banks and deposits at times may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially secure and, accordingly, minimal credit risk exists. At June 30, 2023 and December 31, 2022, the Company had approximately $1,168,956 and $4,006,000 above the FDIC-insured limit, respectively.

Liquidity

The unaudited condensed financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred net losses each quarter since inception and has experienced slightly negative cash flows from operations during the six months ended June 30, 2023. The Company is in an acquisitive, growth stage whereby it has more than doubled the number of home sites in its portfolio of manufactured housing communities over the past two years. The Company acquires communities and invests in physical improvements, implements operational efficiencies to cut costs, works to improve occupancy and collections, and increases rents based on each respective market all to stabilize the acquired communities to their full potential. The Company has incurred additional corporate payroll and overhead and interest expense in order to accomplish such growth which has driven losses and used operating cash flow.

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

Stock Based Compensation

All stock-based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to non-employees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached, or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable, the measurement date is the date the award is issued. The Company recorded stock option expense of $226,333 and $77,822 during the six months ended June 30, 2023 and 2022, respectively.

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

The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximates their current carrying amounts since all such items are short-term in nature. The fair value of variable and fixed rate mortgages payable and lines of credit approximate their current carrying amounts on the balance sheet since such amounts payable are at approximately a weighted average current market rate of interest.

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

JUNE 30, 2023 AND 2022

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

The Company recognizes interest and penalties, if any, with income tax expense in the accompanying unaudited condensed consolidated statement of operations. As of June 30, 2023 and December 31, 2022, there were no such accrued interest or penalties.

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

NOTE 2 – VARIABLE INTEREST ENTITIES

Included in the unaudited condensed consolidated results of operations for the three months ended June 30, 2023 and 2022 were net losses of $263,783 and $250,915, respectively, after deducting an additional management fee equal to cash flow after debt service pursuant to the management agreement of $111,919 and $222,566, respectively.

Included in the unaudited condensed consolidated results of operations for the six months ended June 30, 2023 and 2022 were net losses of $446,249 and $410,485, respectively, after deducting an additional management fee equal to cash flow after debt service pursuant to the management agreement of $142,441 and $305,579, respectively.

The consolidated balance sheets as of June 30, 2023 and December 31, 2022 included the following amounts related to the consolidated VIEs.

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investment Property	$15,388,605	$14,688,424
Accumulated Depreciation	(1,303,541)	(997,240)
Net Investment Property	14,085,064	13,691,184
Cash and Cash Equivalents	43,526	40,080
Accounts Receivable	136,181	60,538
Other Assets	230,853	194,871
Total Assets	$14,495,624	$13,986,673

Liabilities and Deficit
Accounts Payable	$106,749	$206,882
Notes Payable, net of $44,531 and $45,790 debt discount, respectively	3,025,069	3,035,455
Line of Credit, net of $205,877 and $160,372 debt discount, respectively	7,498,868	6,208,947
Accrued Liabilities(1)	6,141,364	6,306,178
Total Liabilities	16,772,050	15,757,462

Non-controlling Interest	(2,276,426)	(1,770,789)
Total Non-controlling Interest in Variable Interest Entities	(2,276,426)	(1,770,789)

(1) Included in accrued liabilities is an intercompany balance of $6,009,666 and $6,232,561 as of June 30, 2023 and December 31, 2022, respectively. The intercompany balances have been eliminated on the condensed consolidated balance sheet.

NOTE 3 – INVESTMENT PROPERTY

The following table summarizes the Company’s property and equipment balances. These assets are generally depreciated on a straight-line basis.

	June 30, 2023	December 31, 2022
	(Unaudited)
Investment Property
Land	$37,403,653	$30,263,687
Site and Land Improvements	49,267,021	44,035,649
Buildings and Improvements	31,005,616	23,229,657
Construction in Process	1,726,093	2,541,376
Total Investment Property	119,402,383	100,070,369
Accumulated Depreciation	(10,416,912)	(8,225,976)
Net Investment Property	$108,985,471	$91,844,393

Depreciation expense totaled $1,178,089 and $818,975 for the three months ended June 30, 2023 and 2022, respectively, and $2,201,104 and $1,578,679 for the six months ended June 30, 2023 and 2022, respectively.

During the six months ended June 30, 2023, Gvest Finance LLC, the Company’s VIE, purchased four new manufactured homes for approximately $219,120 for use in the Meadowbrook community. Three of these homes are included in Construction in Process on the balance sheet. These recently purchased homes along with several new homes purchased during 2022 are not yet occupiable and still in the set-up phase as of June 30, 2023 and are included in Construction in Process on the balance sheet as of that date.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

(UNAUDITED)

NOTE 4 – ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2023, the Company acquired three communities. These were acquisitions from third parties and have been accounted for as asset acquisitions.

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

On April 14, 2023, the Company purchased a manufactured housing community located in Donna, Texas consisting of 402 developed sites on approximately 27 acres for a total purchase price of $10,500,000. Palm Shadows MHP LLC purchased the land, land improvements, homes, intangibles and furniture, fixtures and equipment.

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

On June 28, 2022, the Company, through its wholly owned subsidiary Raeford MHP Development LLC, purchased 62 acres of undeveloped land zoned for approximately 200 mobile home lots in Raeford, North Carolina, a town in the Fayetteville Metropolitan Statistical Area, for a total purchase price of $650,000.

Six Months Ended June 30, 2022

Acquisition Date	Name (number of communities, if multiple)	Land	Improvements	Building	Intangibles	Total Purchase Price
January 2022	Sunnyland MHP	$672,400	$891,580	$—	$—	$1,563,980
January 2022	Sunnyland Gvest	—	—	636,020	—	636,020
March 2022	Warrenville MHP	975,397	853,473	—	—	1,828,870
March 2022	Warrenville Gvest	—	—	1,221,130	—	1,221,130
June 2022	Spaulding MHP	1,217,635	304,409	477,956	—	2,000,000
June 2022	Raeford MHP Parcel	650,000	—	—	—	650,000
	Total Purchase Price	$3,515,432	$2,049,462	$2,335,106	$—	$7,900,000
	Acquisition Costs	139,502	78,757	60,356	—	278,615
	Total Investment Property	$3,654,934	$2,128,219	$2,395,462	$—	$8,178,615

Six Months Ended June 30, 2023

Acquisition Date	Name (number of communities, if multiple)	Land	Improvements		Building	Intangibles	Total Purchase Price
January 2023	Country Aire MHP	$4,661,722	$682,724		$5,554	$—	$5,350,000
January 2023	Merritt Place MHP	1,410,806	557,446	(1)	431,748	—	2,400,000
April 2023	Palm Shadows MHP	984,166	3,822,004		5,082,309	611,521	10,500,000
	Total Purchase Price	$7,056,694	$5,062,174		$5,519,611	$611,521	$18,250,000
	Acquisition Costs	76,621	48,325		28,862	2,262	156,070
	Total Investment Property	$7,133,315	$5,110,499		$5,548,473	$613,783	$18,406,070

(1)
Includes an allocation of $300,000 for 14 lots under development to be completed by seller and a respective note payable for the same amount has been included in accrued liabilities financial statement line item on the balance sheet as of June 30, 2023.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

(UNAUDITED)

NOTE 5 – PROMISSORY NOTES

Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities and mobile homes. The interest rates on outstanding promissory notes range from 4% to 8% with 5 to 30 years principal amortization. The promissory notes are secured by the real estate assets and thirty-four loans totaling $86,676,140 are guaranteed by Raymond M. Gee.

As of June 30, 2023 and December 31, 2022, the outstanding principal balance on all third-party promissory notes was $90,631,328 and $79,550,080, respectively. The following are the terms of these notes:

	Maturity Date	Interest Rate	Interest Only Period (Months)	Balance June 30, 2023	Balance December 31, 2022
Pecan Grove MHP LLC(1)(2)	9/1/2032	4.870%	60	$4,489,000	$4,489,000
Azalea MHP LLC(1)(2)	9/1/2032	4.870%	60	1,830,000	1,830,000
Holly Faye MHP LLC(1)(2)	9/1/2032	4.870%	60	1,608,000	1,608,000
Chatham MHP LLC(1)(2)	9/1/2032	4.870%	60	2,263,000	2,263,000
Lakeview MHP LLC(1)(2)	9/1/2032	4.870%	60	3,229,000	3,229,000
B&D MHP LLC(1)(2)	9/1/2032	4.870%	60	2,887,000	2,887,000
Hunt Club MHP LLC(1)(2)	9/1/2032	4.870%	60	2,756,000	2,756,000
Crestview MHP LLC(1)(2)	9/1/2032	4.870%	60	4,625,000	4,625,000
Maple Hills MHP LLC(1)(2)	9/1/2032	4.870%	60	2,570,000	2,570,000
Springlake MHP LLC(1)(2)	9/1/2032	4.870%	60	6,590,000	6,590,000
ARC MHP LLC(1)(2)	9/1/2032	4.870%	60	3,687,000	3,687,000
Countryside MHP LLC(1)(2)	9/1/2032	4.870%	60	4,343,000	4,343,000
Evergreen MHP LLC (1)(2)	9/1/2032	4.870%	60	2,604,000	2,604,000
Golden Isles MHP LLC(1)(2)	9/1/2032	4.870%	60	1,987,000	1,987,000
Anderson MHP LLC(1)(2)	9/1/2032	4.870%	60	5,118,000	5,118,000
Capital View MHP LLC(1)(2)	9/1/2032	4.870%	60	829,000	829,000
Hidden Oaks MHP LLC(1)(2)	9/1/2032	4.870%	60	764,000	764,000
North Raleigh MHP LLC(1)(2)	9/1/2032	4.870%	60	5,279,000	5,279,000
Charlotte 3 Park MHP LLC (Dixie) (1)(2)(3)	9/1/2032	4.870%	60	485,000	485,000
Charlotte 3 Park MHP LLC (Driftwood) (1)(2)	9/1/2032	4.870%	60	274,000	274,000
Carolinas 4 MHP LLC (Asheboro) (1)(2)	9/1/2032	4.870%	60	1,374,000	1,374,000
Carolinas 4 MHP LLC (Morganton) (1)(2)	9/1/2032	4.870%	60	1,352,000	1,352,000
Sunnyland MHP LLC(1)(2)	9/1/2032	4.870%	60	1,057,000	1,057,000
Warrenville MHP LLC(1)	3/10/2027	5.590%	36	1,218,870	1,218,870
Spaulding MHP LLC	7/22/2043	WSJ Prime + 1%	12	1,600,000	1,600,000
Solid Rock MHP LLC	6/30/2032	5.000%	12	925,000	925,000
Red Fox MHP LLC	8/1/2032	5.250%	24	2,250,000	2,250,000
Statesville MHP LLC – land(1)	9/13/2025	SOFR + 2.35%	36	1,519,925	1,519,925
Timberview MHP LLC – land(1)	9/13/2025	SOFR + 2.35%	36	1,418,075	1,418,075
Northview MHP LLC - land (Seller Finance)	9/15/2027	6.000%	60	792,654	792,654
Statesville, Northview, Timberview MHP LLC - homes (Seller Finance)	9/15/2027	6.000%	60	407,345	407,345
Glynn Acres MHP LLC	11/1/2042	6.000%	—	886,189	898,052
Wake Forest MHP LLC (Cooley’s Country road)(1)	12/10/2027	7.390%	36	3,038,914	3,038,914
Mobile Cottage MHP LLC	12/20/2027	5.000%	30	400,000	400,000
Gvest Finance LLC (B&D homes)	5/1/2024	5.000%	—	597,920	614,809
Gvest Finance LLC (Golden Isles homes)	3/31/2031	4.000%	120	684,220	684,220
Warrenville Gvest Homes LLC(1)	3/10/2027	5.590%	36	1,221,130	1,221,130
Gvest Wake Forest 2 Homes LLC (Cooley’s, Country Road home)(1)	12/10/2027	7.390%	36	561,086	561,086
Merritt Place MHP LLC	1/27/2024	WSJ Prime + 1%	12	1,680,000	—
Country Aire MHP LLC(1)	9/13/2025	SOFR + 2.35%	36	3,500,000	—
Palm Shadows MHP LLC(4)	4/12/2033	7.030%	12	5,930,000	—
Total Notes Payable				$90,631,328	$79,550,080
Discount Direct Lender Fees				(3,873,258)	(3,666,214)
Total Net of Discount				$86,758,070	$75,883,866

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

(4) The Palm Shadows MHP LLC note contains a future earn out funding option, which allows the Company to draw down on an additional $1,420,000 non-revolving straight line of credit within the first 24 months of the term assuming certain debt coverage ratios are achieved. As of June 30, 2023, the Company has not exercised this option.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

(UNAUDITED)

Lines of Credit – Variable Interest Entities

Facility	Borrower	Community	Maturity Date	Interest Rate	Maximum Credit Limit	Balance June 30, 2023	Balance December 31, 2022
Occupied Home Facility(1)	Gvest Homes I LLC	ARC, Crestview, Maple, Countryside	01/01/30	8.375%	$20,000,000	$3,715,287	$2,424,896
Multi-Community Rental Home Facility	Gvest Finance LLC	ARC, Golden Isles, Springlake,	Various (2)	Greater of 3.25% or Prime, + 375 bps	$5,000,000	$2,458,188	$2,561,380
Multi-Community Floorplan Home Facility	Gvest Finance LLC	Golden Isles, Springlake, Sunnyland, Crestview, Meadowbrook	Various (2)	LIBOR + 6 – 8% based on days outstanding	$4,000,000	$1,525,130	$1,383,043
Total Lines of Credit - VIEs						$7,698,605	$6,369,319
Discount Direct Lender Fees						$(199,737)	$(160,372)
Total Net of Discount						$7,498,868	$6,208,947

(1) During the six months ended June 30, 2023, Gvest Homes I LLC drew down $1,353,000 related to the Occupied Home Facility.

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

Metrolina Promissory Note

On October 22, 2021, the Company issued a promissory note to Metrolina Loan Holdings, LLC, a significant stockholder, in the principal amount of $1,500,000. On September 2, 2022, the Company repaid the full outstanding balance of the loan with proceeds from the KeyBank portfolio refinance. The note bore interest at a rate of 18% per annum and was set to mature on April 1, 2023. The note was guaranteed by Raymond M. Gee. As of June 30, 2023 and December 31, 2022, there was no outstanding balance on this note. During the three and six months ended June 30, 2022, interest expense recognized was $67,315 and $133,890, respectively.

Gvest Revolving Promissory Note

On December 27, 2021, the Company issued a revolving promissory note to Gvest Real Estate Capital, LLC, an entity whose sole owner is Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $2,000,000 on a revolving basis for working capital or acquisition purposes. On September 9, 2022, the Company paid off the full balance with proceeds from the KeyBank portfolio refinance. This note had a five-year term and was interest-only based on a 15% annual rate through the maturity date and was unsecured. As of June 30, 2023 and December 31, 2022, there was no outstanding balance on this note. During the three and six months ended June 30, 2022, interest expense recognized was $13,657 and $28,375, respectively.

NAV Real Estate LLC Promissory Note

On June 29, 2022, the Company issued a revolving promissory note to NAV RE, LLC, an entity whose owners are Adam Martin, the Company’s chief investment officer, and his spouse, pursuant to which the Company may borrow up to $2,000,000 on a revolving basis for working capital or acquisition purposes. On the same date, the Company borrowed $2,000,000. As of June 30, 2023 and December 31, 2022, the outstanding principal balance on this note was $2,000,000. This note has a five-year term and is interest-only based on a 15% annual rate through the maturity date and is unsecured. During the three and six months ended June 30, 2023, interest expense recognized was $76,667 and $151,667, respectively.

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable, related party debt and lines of credit at June 30, 2023 by fiscal year were:

2023 (remainder)	$381,642
2024	$3,365,524
2025	$7,335,633
2026	$755,661
2027	$10,498,794
Thereafter	$77,992,679
Total minimum principal payments	$100,329,933

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

JUNE 30, 2023 AND 2022

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

Ranking. The Series A Preferred Stock ranks, as to dividend rights and rights upon our liquidation, dissolution, or winding up, senior to the Common Stock and pari passu with the Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock (as defined below). The terms of the Series A Preferred Stock will not limit the Company’s ability to (i) incur indebtedness or (ii) issue additional equity securities that are equal or junior in rank to the shares of Series A Preferred Stock as to distribution rights and rights upon liquidation, dissolution or winding up.

Dividend Rate and Payment Dates. Dividends on the Series A Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series A Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.017 per share each month, which is equivalent to the rate of 8% of the $2.50 liquidation preference per share. Dividends on shares of Series A Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the six months ended June 30, 2023 and 2022, the Company paid dividends of $182,933 and $188,600, respectively. Due to timing of payments, accrued dividends of $2,300 and $0 are presented in accrued liabilities on the balance sheet as of June 30, 2023 and 2022, respectively.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series A Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series A Preferred Stock at a call price equal to $3.75, or 150% of the original issue price of the Series A Preferred Stock, and correspondingly, each holder of shares of Series A Preferred Stock shall have a right to put the shares of Series A Preferred Stock held by such holder back to the Company at a put price equal to $3.75, or 150% of the original issue purchase price of such shares. During the six months ended June 30, 2023 and 2022, the Company recorded a put option value accretion of $228,250 and $235,746, respectively.

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

As of June 30, 2023 and December 31, 2022, there were 1,826,000 shares of Series A Preferred Stock issued and outstanding. As of June 30, 2023, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,565,000 and accretion of put options totaling $1,771,166. As of December 31, 2022, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,565,000 and accretion of put options totaling $1,542,916.

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

Ranking. The Series B Preferred Stock rank, as to dividend rights and rights upon liquidation, dissolution, or winding up, senior to the Common Stock and pari passu with the Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. The terms of the Series B Preferred Stock will not limit the Company’s ability to (i) incur indebtedness or (ii) issue additional equity securities that are equal or junior in rank to the shares of Series B Preferred Stock as to distribution rights and rights upon liquidation, dissolution or winding up.

Dividend Rate and Payment Dates. Dividends on the Series B Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series B Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.067 per share each month, which is equivalent to the annual rate of 8% of the $10.00 liquidation preference per share; provided that upon an event of default (generally defined as the Company’s failure to pay dividends when due or to redeem shares when requested by a holder), such amount shall be increased to $0.083 per month, which is equivalent to the annual rate of 10% of the $10.00 liquidation preference per share. During the six months ended June 30, 2023 and 2022, the Company paid dividends of $299,330 and $303,570, respectively.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series B Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series B Preferred Stock at a call price equal to $15.00, or 150% of the original issue price of the Series B Preferred Stock, and correspondingly, each holder of shares of Series B Preferred Stock shall have a right to put the shares of Series B Preferred Stock held by such holder back to the Company at a put price equal to $15.00, or 150% of the original issue purchase price of such shares. The Company recorded a put option value accretion of $363,208 and $368,508 during the six months ended June 30, 2023 and 2022.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

(UNAUDITED)

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

No Conversion Right. The Series B Preferred Stock is not convertible into shares of Common Stock.

As of June 30, 2023, there were 747,951 shares of Series B Preferred Stock issued and outstanding and the Series B Preferred Stock balance was made up of Series B Preferred Stock, net of commissions, totaling $7,079,716 and accretion of put options totaling $2,405,710. As of December 31, 2022, there were 747,951 shares of Series B Preferred Stock issued and outstanding and the Series B Preferred Stock balance was made up of Series B Preferred Stock, net of commissions, totaling $7,079,716 and accretion of put options totaling $2,042,502.

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

Ranking. The Series C Preferred Stock ranks, as to dividend rights and rights upon liquidation, dissolution, or winding up, senior to Common Stock and pari passu with Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock. The terms of the Series C Preferred Stock do not limit the Company’s ability to (i) incur indebtedness or (ii) issue additional equity securities that are equal or junior in rank to the shares of Series C Preferred Stock as to distribution rights and rights upon liquidation, dissolution or winding up.

Stated Value. Each share of Series C Preferred Stock has an initial stated value of $1,000, subject to appropriate adjustment in relation to certain events, such as recapitalizations, stock dividends, stock splits, stock combinations, reclassifications or similar events affecting the Series C Preferred Stock.

Dividend Rate and Payment Dates. Dividends on the Series C Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series C Preferred Stock are entitled to receive cumulative monthly cash dividends at a per annum rate of 7% of the stated value (or $5.83 per share each month based on the initial stated value). Dividends on each share begin accruing on, and are cumulative from, the date of issuance and regardless of whether the board of directors declares and pays such dividends. Dividends on shares of Series C Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the six months ended June 30, 2023 and 2022, the Company paid dividends of $815,600 and $275,137, respectively. Due to timing of payments, accrued dividends of $186,101 and $55,785 are presented in accrued liabilities on the balance sheet as of June 30, 2023 and 2022, respectively.

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

•
11% if the redemption is requested on or before the first anniversary of the original issuance of such shares;
•
8% if the redemption is requested after the first anniversary and on or before the second anniversary of the original issuance of such shares;
•
5% if the redemption is requested after the second anniversary and on or before the third anniversary of the original issuance of such shares; and
•
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

During the six months ended June 30, 2023, the Company sold an aggregate of 5,505 shares of Series C Preferred Stock for total gross proceeds of $5,504,917 and redeemed an aggregate of $126,500. After deducting a placement fee and broker dealer commissions, the Company received net proceeds of $5,311,188. In addition to the placement fee and broker dealer commissions, the Company capitalized an additional $26,691 of other issuance costs associated with the offering which, net of amortization expense, offset with the net proceeds on the balance sheet.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

(UNAUDITED)

During the six months ended June 30, 2022, the Company sold an aggregate of 6,303 shares of Series C Preferred Stock for total gross proceeds of $6,297,617. After deducting a placement fee and other expenses, the Company received net proceeds of $5,877,935. In addition to the placement fee and broker dealer commissions, the Company capitalized an additional $18,383 of other issuance costs associated with the offering which, net of amortization expense, offset with the net proceeds on the balance sheet.

As of June 30, 2023 there were 27,089 shares of Series C Preferred Stock issued and outstanding and the Series C Preferred Stock balance was made up of Series C Preferred Stock gross proceeds totaling $27,088,919 net of total unamortized debt issuance costs of $1,600,544.

As of December 31, 2022 there were 21,584 shares of Series C Preferred Stock issued and outstanding and the Series C Preferred Stock balance was made up of Series C Preferred Stock gross proceeds totaling $21,584,002 net of total unamortized debt issuance costs of $1,406,815.

Series D Cumulative Redeemable Preferred Stock

On April 10, 2023, the Company filed a certificate of designation with the Nevada Secretary of State pursuant to which the Company designated 75,000 shares of its preferred stock as Series D Cumulative Redeemable Preferred Stock (the “Series D Preferred Stock”). The Series D Preferred Stock has the following voting powers, designations, preferences and relative rights, qualifications, limitations, or restrictions:

Ranking. The Series D Preferred Stock ranks, as to dividend rights and rights upon liquidation, dissolution, or winding up, senior to the Common Stock and pari passu with the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. The terms of the Series D Preferred Stock will not limit the Company’s ability to (i) incur indebtedness or (ii) issue additional equity securities that are equal or junior in rank to the shares of Series D Preferred Stock as to distribution rights and rights upon liquidation, dissolution or winding up.

Stated Value. Each share of Series D Preferred Stock has an initial stated value of $1,000, subject to appropriate adjustment in relation to certain events, such as recapitalizations, stock dividends, stock splits, stock combinations, reclassifications or similar events affecting the Series D Preferred Stock.

Dividend Rate and Payment Dates. Dividends on the Series D Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series D Preferred Stock are entitled to receive cumulative monthly cash dividends at a per annum rate of 9.5% of the stated value (or $7.81 per share each month based on the initial stated value); provided that upon an event of default (generally defined as the Company’s failure to pay dividends when due or to redeem shares when requested by a holder), such amount shall be increased to 10.5% of the stated value (or $8.63 per month based on the initial stated value). During the six months ended June 30, 2023, the Company paid dividends of $1,132.

Exit Premium. Holders of Series D Preferred Stock are entitled to receive upon redemption or repurchase, or upon a liquidation, dissolution or winding up of the Company, a premium equal to 1% of the stated value per share, accruing upon each anniversary of issuance for the first five years from issuance and shall be payable to the recordholder of such stock at the time of redemption, repurchase, liquidation, dissolution or winding up of the Company (the “Exit Premium”).

Liquidation Preference. Upon a liquidation, dissolution or winding up of the Company, holders of shares of Series D Preferred Stock will be entitled to receive, before any payment or distribution is made to the holders of Common Stock and on a pari passu basis with holders of Series A Preferred Stock, Series B Stock and Series C Preferred Stock, a liquidation preference equal to the stated value per share, plus any accrued but unpaid dividends and the Exit Premium.

Redemption Request at the Option of a Holder. Once per calendar quarter, a holder will have the opportunity to request that the Company redeem that holder’s Series D Preferred Stock. The board of directors may, however, suspend cash redemptions at any time in its discretion if it determines that it would not be in the best interests of the Company to effectuate cash redemptions at a given time because the Company does not have sufficient cash, including because the board believes that the Company’s cash on hand should be utilized for other business purposes. Redemptions occurring prior to the fifth (5th) anniversary from the date of issuance will be limited to five percent (5%) of the total outstanding Series D Preferred Stock per quarter and any redemptions in excess of such limit or to the extent suspended, shall be redeemed in subsequent quarters on a first come, first served, basis. The Company will redeem shares at a redemption price equal to the stated value of such redeemed shares, plus any accrued but unpaid dividends thereon and the Exit Premium, less the applicable redemption fee (if any) specified below:

(i)
10% discount to stated value on shares redeemed on or before the first anniversary of the original issuance date of the shares;
(ii)
10% discount to stated value on shares redeemed after the first anniversary and on or before the second anniversary of the original issuance date of the shares;
(iii)
8% discount to stated value on shares redeemed after the second anniversary and on or before the third anniversary of the original issuance date of the shares;
(iv)
6% discount to stated value on shares redeemed after the third anniversary and on or before the fourth anniversary of the original issuance date;
(v)
4% discount to stated value on shares redeemed after the fourth anniversary and on or before the fifth anniversary of the original issuance date; and
(vi)
0% discount to stated value on shares redeemed after the fifth anniversary of the original issuance date.

Optional Redemption by the Company. The Company has the right (but not the obligation) to redeem shares of Series D Preferred Stock at a redemption price equal to the stated value of such redeemed shares, plus any accrued but unpaid dividends thereon and the Exit Premium.

Optional Repurchase Upon Death or Total Disability of a Holder. Within sixty (60) days of the death or Total Permanent Disability (as defined in the certificate of designation) of a holder, the holder or the estate of such holder (in the event of death) may request that the Company repurchase, in whole but not in part, without penalty, the Series D Preferred Stock held by such holder at a redemption price equal to the stated value of such redeemed shares, plus any accrued but unpaid dividends thereon.

Voting Rights. The Series D Preferred Stock has no voting rights relative to matters submitted to a vote of stockholders (other than as required by law). However, the Company may not, without the affirmative vote or written consent of the holders of a majority of the then issued and outstanding Series D Preferred Stock: (i) amend or waive any provision of the certificate of designation or otherwise take any action that modifies any powers, rights, preferences, privileges or restrictions of the Series D Preferred Stock (other than an amendment solely for the purpose of changing the number of shares of Series D Preferred Stock designated for issuance as provided in the certificate of designation); (ii) authorize, create or issue shares of any class of stock having rights, preferences or privileges as to dividends or distributions upon a liquidation that are superior to the Series D Preferred Stock; or (iii) amend the Company’s articles of incorporation in a manner that adversely and materially affects the rights of the Series D Preferred Stock.

No Conversion Right. The Series D Preferred Stock is not convertible into shares of Common Stock.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

(UNAUDITED)

As of June 30, 2023, there were 738 shares of Series D Preferred Stock issued and outstanding and the Series D Preferred Stock balance was made up of Series D Preferred Stock, net of commissions, totaling $654,359 and accretion of put options totaling $307.

During the six months ended June 30, 2023, the Company sold an aggregate of 738 shares of Series D Preferred Stock for total gross proceeds of $737,635. After deducting a placement fee and other expenses, the Company received net proceeds of $654,359.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of Common Stock, par value $0.01 per share. As of June 30, 2023 and December 31, 2022, there were 12,493,012 shares of Common Stock issued and outstanding.

No shares of Common Stock were issued during the six months ended June 30, 2023. and 2022

Equity Incentive Plan

In December 2017, the Board of Directors, with the approval of a majority of the stockholders of the Company, adopted the Manufactured Housing Properties Inc. Stock Compensation Plan (the “Plan”) which is administered by the Compensation Committee. As of June 30, 2023, there were 588,842 shares granted and 411,158 shares remaining available under the Plan. The Company has issued options to directors, officers, and employees under the Plan.

During the six months ended June 30, 2023 and 2022, the Company issued 50,000 and 145,000 options and recorded stock option expense of $226,333 and $77,822, respectively. The aggregate fair value of the options issued during the six months ended June 30, 2023 was $65,817. The vesting schedule for 50,000 options issued to an officer in January 2023 is as follows: one third vests after one year, and two thirds vest in equal installments over the succeeding two-year period. With the exception of 50,000 options issued in January 2023 and an additional 50,000 options issued in December 2022, all options were granted at a price of $0.01 per share, which represents a price that may be deemed to be below the market value per share of the Company’s common stock as defined by the Plan.

The following table summarizes the stock options outstanding as of June 30, 2023:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2022	538,842	$0.01	6.6
Granted	50,000	1.32	9.6
Exercised	—	—	—
Forfeited / cancelled / expired	—	—	—
Outstanding at June 30, 2023	588,842	$0.16	6.6
Exercisable at June 30, 2023	423,842	0.03	5.6

As of June 30, 2023, there were 538,842 “in-the-money” options with an aggregate intrinsic value of $508,954. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options holders exercised their options on June 30, 2023.

The following table summarizes information concerning options outstanding as of June 30, 2023.

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price
$1.32	50,000	9.6	$1.32	-	$-
$0.01	288,675	4.9	$0.01	288,675	$0.01
$0.01	13,500	7.0	$0.01	13,500	$0.01
$0.01	50,000	8.0	$0.01	50,000	$0.01
$0.01 – 0.50	186,667	8.5	$0.14	71,667	$0.12

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

Stock option assumptions	June 30, 2023	June 30, 2022
Risk-free interest rate	1.40-3.98%	1.55-1.76%
Expected dividend yield	0.00%	0.00%
Expected volatility	223.05-249.77%	245.51%
Expected life of options (in years)	6.5-7	6.5

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

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

In August 2019, the Company entered into an office lease agreement with 136 Main Street LLC, an entity whose sole owner is Gvest Real Estate LLC, whose sole owner is Mr. Gee, for the lease of the Company’s offices. The lease is $12,000 per month and is on a month-to-month term. During the six months ended June 30, 2023 and 2022, the Company paid $72,000 of rent expense to 136 Main Street LLC. During the three months ended June 30, 2023 and 2022, the Company paid $36,000 of rent expense to 136 Main Street LLC.

On September 1, 2022, the Company entered into a consulting agreement with Gvest Real Estate Capital, LLC for development consulting and management services related to several upcoming mobile home community development projects at the Sunnyland and Raeford properties and assistance with major capital improvement projects at existing communities. The consulting agreement is $8,000 per month and is on a month-to-month term. During the six months ended June 30, 2023, the Company paid $48,000 for development consulting services to Gvest Real Estate Capital LLC. During the three months ended June 30, 2023, the Company paid $24,000 for development consulting services to Gvest Real Estate Capital LLC.

On April 1, 2022, the Company entered into an agreement with Gvest Capital LLC, an entity whose sole owner is Raymond M. Gee, and its employee Michael P. Kelly, a significant beneficial stockholder, whereby the Company pays a fee per completed acquisition and a monthly retainer fee to Mr. Kelly for legal services in connection with acquisitions and other operating matters. During the three and six months ended June 30, 2023, the company paid Mr. Kelly $20,000 and $45,000, respectively. During the three and six months ended June 30, 2022, the company paid Mr. Kelly $35,000.

During the six months ended June 30, 2023, Raymond M. Gee received fees totaling $245,000 for his personal guaranty on certain promissory notes relating to the acquisition and refinancing of mobile home communities owned by the Company, in relation to the Merritt Place MHP and County Aire MHP acquisitions paid at closing. The Company also accrued a $245,000 guaranty fee owed to Raymond M. Gee, in relation to the Palm Shadows MHP acquisition to be paid at a later date which is still outstanding and unpaid as of June 30, 2023. During the six months ended June 30, 2022, Raymond M. Gee received fees totaling $620,000 for his personal guaranty on certain promissory notes relating to the acquisitions of mobile home communities owned by the Company, including $250,000 in relation to the Asheboro and Morganton acquisitions which were accrued for at December 31, 2021 and paid in January 2022. The Company also accrued a $1,000,000 guaranty fee owed to Raymond M. Gee, during the year ended December 31, 2022 for his personal guaranty of the KeyBank $62,000,000 portfolio refinance made up of several loans to be paid at a later date which is still outstanding and unpaid as of June 30, 2023.

See Note 2 for information regarding related party VIEs.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

(UNAUDITED)

NOTE 9 – SUBSEQUENT EVENTS

Additional Closings of Regulation A Offering

Subsequent to June 30, 2023, the Company sold an aggregate of 40 shares of Series C Preferred Stock in additional closings of this offering for total gross proceeds of $40,000. After deducting a placement fee, the Company received net proceeds of approximately $37,300.

Additional Closings of Regulation D Offering

Subsequent to June 30, 2023, the Company sold an aggregate of 1,576 shares of Series D Preferred Stock in additional closings of this offering for total gross proceeds of $1,576,000. After deducting a placement fee, the Company received net proceeds of approximately $1,434,840.

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

As of June 30, 2023, we owned and operated 58 manufactured housing communities containing approximately 3,125 developed sites and 1,410 company-owned, manufactured homes. Our communities are located in Georgia, North Carolina, South Carolina, Tennessee and Texas.

As of June 30, 2023, our portfolio of manufactured housing properties consisted of the following:

•
Pecan Grove – an 82 lot, all-age community situated on 10.71 acres and located in Charlotte, North Carolina.
•
Azalea Hills – a 39 lot, all-age community situated on 7.46 acres and located in Gastonia, North Carolina, a suburb of Charlotte, North Carolina.
•
Holly Faye – a 35 lot all-age community situated on 8.01 acres and located in Gastonia, North Carolina, a suburb of Charlotte North Carolina.
•
Lakeview – an 84 lot all-age community situated on 17.26 acres in Spartanburg, South Carolina.
•
Chatham Pines – a 49 lot all-age community situated on 23.57 acres and located in Chapel Hill, North Carolina.
•
Maple Hills – a 74 lot all-age community situated on 21.20 acres and located in Mills River, North Carolina, which is part of the Asheville, North Carolina, Metropolitan Statistical Area.
•
Hunt Club Forest – a 78 lot all-age community situated on 13.02 acres and located in the Columbia, South Carolina metro area.
•
B&D – a 96 lot all-age community situated on 17.75 acres and located in Chester, South Carolina.
•
Crestview – a 113 lot all age community situated on 17.1 acres and located in the Asheville, North Carolina, Metropolitan Statistical Area.
•
Springlake – three all-age communities with 221 lots situated on 72.7 acres and located in Warner Robins, Georgia.
•
ARC – five all-age communities with 180 lots situated on 39.34 acres and located in Lexington, South Carolina.
•
Countryside – a 110 lot all-age community situated on 35 acres and located in Lancaster, North Carolina.
•
Evergreen – a 65 lot all-age community situated on 28.4 acres and located in Dandridge, Tennessee.
•
Golden Isles – a 107 lots all-age community situated on 16.76 acres and located in Brunswick, Georgia.
•
Anderson – ten all-age communities with 178 lots situated on 50 acres and located in Anderson, South Carolina.
•
Capital View – a 32 lot all-age community situated on 9.84 acres and located in Gaston, South Carolina.
•
Hidden Oaks - a 44 lot all-age community situated on 8.96 acres and located in West Columbia, South Carolina.
•
North Raleigh – five all-age communities with 138 lots situated on 135 acres and located in Franklin and Granville Counties, North Carolina.
•
Dixie – a 37 lot all-age community situated on 3.43 acres and located in Kings Mountain, North Carolina.

•
Driftwood – a 26 lot all-age community situated on 34.92 acres and located in Charlotte, North Carolina.
•
Meadowbrook – a 94 lot all-age community situated on 40.1 acres and located in York, South Carolina.
•
Morganton – a 61 lot all-age community situated on 31.29 acres and located in Morganton, North Carolina.
•
Asheboro – an 84 lot all-age community situated on 45.4 acres and located in Asheboro, North Carolina.
•
Sunnyland – a 72 lot all-age community situated on 18.57 acres and an adjacent parcel of 15 acres of undeveloped land both located in Byron, Georgia.
•
Warrenville – two all-age communities with 85 lots situated on 45 acres and located in Warrenville, South Carolina.
•
Lake Village (aka Spaulding) – a 73 lot all-age community situated on 17 acres and located in Brunswick, Georgia.
•
Solid Rock – a 39 lot all-age community situated on 11 acres and located in Leesville, South Carolina.
•
Red Fox – a 52 lot all-age community situated on 9 acres and located in Clyde, North Carolina.
•
Statesville – a 44 lot all age community situated on 12.86 acres and located in Statesville, North Carolina.
•
Timberview – a 55 lot all age community situated on 50 acres and located in Trinity, North Carolina.
•
Glynn Acres – a 21 lot all age community situated on 2.9 acres and located in Brunswick, Georgia.
•
Cooley’s (aka Wake Forest 2) – a 44 lot all age community situated on 16 acres and located in Youngsville, North Carolina.
•
Country Road (aka Wake Forest 2) – a 72 lot all age community situated on 27 acres and located in Franklinton, North Carolina.
•
Mobile Cottage – a 23 lot all age community situated on 13 acres and located in Morganton, North Carolina.
•
Merritt Place – a 39 lot all age community situated on 13 acres and located in Morganton, North Carolina.
•
Country Aire – a 105 lot all age community situated on 21 acres and located in Simpsonville, South Carolina.
•
Palm Shadows – a 402 lot all age community situated on 27 acres and located in Donna, Texas.

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

Recent Developments

Additional Closings of Regulation A Offering

Subsequent to June 30, 2023, we sold an aggregate of 40 shares of Series C Preferred Stock in additional closings of this offering for total gross proceeds of $40,000. After deducting a placement fee, we received net proceeds of approximately $37,300.

Additional Closings of Regulation D Offering

Subsequent to June 30, 2023, we sold an aggregate of 1,576 shares of Series D Preferred Stock in additional closings of this offering for total gross proceeds of $1,576,000. After deducting a placement fee, we received net proceeds of approximately $1,434,840.

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

The following table sets forth key components of our results of operations during the three months ended June 30, 2023 and 2022, both in dollars and as a percentage of our revenues.

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$4,224,714	95.51%	$3,283,777	97.40%
Gross revenues from home sales	198,800	4.49%	87,594	2.60%
Total revenues	4,423,514	100.00%	3,371,371	100.00%
Community operating expenses
Repair and maintenance	348,117	7.87%	327,265	9.71%
Real estate taxes	210,862	4.77%	217,093	6.44%
Utilities	278,954	6.31%	239,985	7.12%
Insurance	119,367	2.70%	78,999	2.34%
General and administrative expense	686,547	15.52%	405,044	12.01%
Total community operating expenses	1,643,847	37.16%	1,268,386	37.62%
Corporate payroll and overhead	1,484,216	33.55%	1,254,918	37.22%
Depreciation expense	1,178,089	26.63%	818,975	24.29%
Interest expense	2,292,869	51.83%	1,235,048	36.63%
Refinancing costs	—	—	15,751	0.47%
Cost of home sales	131,495	2.97%	122,269	3.63%
Total expenses	6,730,516	152.15%	4,715,347	136.24%
Net loss	$(2,307,002)	(52.15)%	$(1,343,976)	(39.86)%

Revenue. For the three months ended June 30, 2023, we earned total revenues of $4,423,514, as compared to $3,371,371 for the three months ended June 30, 2023, an increase of $1,052,143, or 31.21%. The increase in revenues between the periods was primarily due to $732,385 of rental income from the acquisition of twelve manufactured housing communities on or subsequent to June 30, 2022. The remaining increase was due to rental rate increases.

Gross Revenue from Home Sales. For the three months ended June 30, 2023, we generated total home sale revenues of $198,800, as compared to $87,954 for the three months ended June 30, 2022, an increase of $111,206 or 126.96%. The Company sold eight park-owned homes during the three months ended June 30, 2023, as compared to only seven home sales within the three months ended June 30, 2022. Gross revenues from home sales as a percentage of total revenues were 4.49% and 2.60%.

Community Operating Expenses. For the three months ended June 30, 2023, we incurred total community operating expenses of $1,643,847, as compared to $1,268,386 for the three months ended June 30, 2022, an increase of $375,461, or 29.60%. The increase in community operating expenses was primarily due to $247,663 of additional expenses associated with the twelve properties acquired during and subsequent to June 30, 2022. This includes a $43,038 increase in payroll as we hired additional on-site maintenance staff at several of our new parks to increase efficiencies and decrease contract labor costs. Community operating expenses as a percentage of revenues were 37.16% and 37.62% for the three months ended June 30, 2023 and 2022, respectively.

Corporate Payroll and Overhead Expenses. For the three months ended June 30, 2023, we incurred corporate payroll and overhead expenses of $1,484,216, as compared to $1,254,918 for the three months ended June 30, 2022, an increase of $229,298, or 18.27%. This increase was primarily due to increased payroll including corporate salaries and benefits expense due to hiring additional personnel to support our future growth and an increase in stock compensation expense of $116,358 due to issuance of stock options to officers hired to support our growth. Corporate payroll and overhead expenses as a percentage of revenues were 33.55% and 37.22% for the three months ended June 30, 2023 and 2022, respectively.

Depreciation Expense. For the three months ended June 30, 2023, we recorded depreciation of our assets totaling $1,178,089, as compared to $818,975 for the three months ended June 30, 2022, an increase of $359,114, or 43.85%. The increase in depreciation was driven by $250,971 related to the assets in twelve manufactured housing communities that were acquired during and subsequent to June 30, 2022. The remaining increase was due to depreciation of capital improvement projects completed subsequent to June 30, 2022, such as home renovations and new home installations. Depreciation expense as a percentage of revenues were 26.63% and 24.29% for the three months ended June 30, 2023 and 2022, respectively.

Interest Expense. For the three months ended June 30, 2023, we incurred interest expense of $2,292,869, as compared to $1,235,048 for the three months ended June 30, 2022, an increase of $1,057,821, or 85.65%. The increase was primarily due to $486,548 of interest on additional debt incurred to acquire new properties and new homes subsequent to June 30, 2022 and $470,010 of dividends to series C preferred stockholders, which are included in interest expense given the liability treatment of the mandatorily redeemable Series C Cumulative Redeemable Preferred Stock. Interest Expense as a percentage of revenues were 51.83% and 36.63% for the three months ended June 30, 2023 and 2022, respectively.

Net Loss. The factors described above resulted in a net loss of $2,307,002 for the three months ended June 30, 2023, as compared to $1,343,976 for the three months ended June 30, 2022, an increase of $963,026, or 71.65%, predominately driven by a 42.74% increase in total expenses, which was partially offset by a 31.21% increase in total revenues.

Comparison of Six Months Ended June 30, 2023 and 2022

The following table sets forth key components of our results of operations during the six months ended June 30, 2023 and 2022, both in dollars and as a percentage of our revenues.

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$8,369,903	96.42%	$6,323,799	98.40%
Gross revenues from home sales	311,100	3.58%	102,594	1.60%
Total revenues	8,681,003	100.00%	6,426,393	100.00%
Community operating expenses
Repair and maintenance	623,646	7.18%	515,819	8.03%
Real estate taxes	412,495	4.75%	397,922	6.19%
Utilities	585,366	6.74%	475,880	7.41%
Insurance	223,426	2.57%	139,297	2.17%
General and administrative expense	1,394,715	16.07%	781,240	12.16%
Total community operating expenses	3,239,648	37.32%	2,310,158	35.95%
Corporate payroll and overhead	3,055,670	35.20%	2,163,996	33.67%
Depreciation expense	2,201,104	25.36%	1,578,679	24.57%
Interest expense	4,346,324	50.07%	2,336,741	36.36%
Refinancing costs	—	—	15,751	0.25%
Cost of home sales	262,301	3.02%	154,734	2.41%
Total expenses	13,105,047	150.96%	8,560,059	133.20%
Net loss	$(4,424,044)	(50.96)%	$(2,133,666)	(33.20)%

Revenues. For the six months ended June 30, 2023, we earned total revenues of $8,681,003, as compared to $6,426,393 for the six months ended June 30, 2022, an increase of $2,254,610, or 35.08%. The increase in revenues between the periods was primarily due to $1,341,587 of rental income from the acquisition of twelve manufactured housing communities on or subsequent to June 30, 2022. The remaining increase was due to rental rate increases.

Gross Revenue from Home Sales. For the six months ended June 30, 2023, we generated total home sale revenues of $311,100, as compared to $102,594 for the six months ended June 30, 2022, an increase of $208,506 or 203.23%. The Company sold fifteen park-owned homes during the six months ended June 30, 2023, as compared to only nine home sales within the three months ended June 30, 2022. Gross revenues from home sales as a percentage of total revenues were 3.58% and 1.60%.

Community Operating Expenses. For the six months ended June 30, 2023, we incurred total community operating expenses of $3,239,648, as compared to $2,310,158 for the six months ended June 30, 2022, an increase of $929,490, or 40.23%. The increase in community operating expenses was primarily due to $504,943 of additional expenses associated with the twelve properties acquired during and subsequent to June 30, 2022. This includes a $95,873 bad debt, a $87,435 increase in payroll as we hired additional on-site maintenance staff at several of our new parks to increase efficiencies and decrease contract labor costs and a $40,349 increase in insurance. Community operating expenses as a percentage of revenues were 37.32% and 35.95% for the six months ended June 30, 2023 and 2022, respectively.

Corporate Payroll and Overhead Expenses. For the six months ended June 30, 2023, we incurred corporate payroll and overhead expenses of $3,055,670, as compared to $2,163,996 for the six months ended June 30, 2022, an increase of $891,674, or 41.20%. This increase was primarily due to increased payroll including corporate salaries and benefits expense due to hiring additional personnel to support our future growth and an increase in stock compensation expense of $226,333 due to issuance of stock options to officers hired to support our growth. Corporate payroll and overhead expenses as a percentage of revenues were 35.20% and 33.67% for the six months ended June 30, 2023 and 2022, respectively.

Depreciation Expense. For the six months ended June 30, 2023, we recorded depreciation of our assets totaling $2,201,104, as compared to $1,578,679 for the six months ended June 30, 2022, an increase of $622,425, or 39.43%. The increase in depreciation was driven by $394,693 related to the assets in twelve manufactured housing communities that were acquired during and subsequent to June 30, 2022. The remaining increase was due to depreciation of capital improvement projects completed subsequent to June 30, 2022, such as home renovations and new home installations. Depreciation expense as a percentage of revenues were 25.36% and 24.57% for the six months ended June 30, 2023 and 2022, respectively.

Interest Expense. For the six months ended June 30, 2023, we incurred interest expense of $4,346,324, as compared to $2,336,741 for the six months ended June 30, 2022, an increase of $2,009,583, or 86.00%. The increase was primarily due to $810,772 of interest on additional debt incurred to acquire new properties and new homes subsequent to June 30, 2022 and $874,861 of dividends to series C preferred stockholders, which are included in interest expense given the liability treatment of the mandatorily redeemable Series C Cumulative Redeemable Preferred Stock. Interest Expense as a percentage of revenues were 50.07% and 36.36% for the six months ended June 30, 2023 and 2022, respectively.

Net Loss. The factors described above resulted in a net loss of $4,424,044 for the six months ended June 30, 2023, as compared to $2,133,666 for the six months ended June 30, 2022, an increase of $2,290,378, or 107.34%, predominately driven by a 53.10% increase in total expenses, which was partially offset by a 35.08% increase in total revenues.

Liquidity and Capital Resources

Our principal demands for cash are operating and administrative expenses, dividends on our preferred stock, debt service payments, capital expenditures to improve the properties within our portfolio, and community acquisitions.

As of June 30, 2023, we held cash and cash equivalents of $1,745,129 and restricted cash of $5,374,687. We believe that our current available cash along with anticipated revenues is sufficient to meet our cash needs for the near future. We plan to meet our short-term liquidity requirements for the next twelve months, generally through available cash, cash provided by operating activities, and with funds available to us under the existing two $2,000,000 revolving promissory notes from our officers, described below. Additionally, we have a number of unencumbered homes which are available to be sold to generate liquidity which became available after KeyBank portfolio refinance in 2022.

Proceeds from issuance of Series C Preferred Stock, issuance of Series D Preferred Stock and cash held in escrow with our lenders will fund our capital improvement projects and acquisitions. To the extent that funds or appropriate communities are not available, fewer acquisitions and capital improvements will be made.

We have incurred net losses each year since inception and have experienced slightly negative cash flows from operations during the six months ended June 30, 2023. We are in an acquisitive, growth stage whereby we have doubled the number of home sites in our portfolio of manufactured housing communities over the past two years. We have incurred additional corporate payroll and overhead and interest expense in order to accomplish such growth which has driven losses and used operating cash flow. We acquire communities and invest in physical improvements, implement operational efficiencies to cut costs, work to improve occupancy and collections, and increase rents based on each respective market all to stabilize the acquired communities to their full potential.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$(305,202)	$26,425
Net cash used in investing activities	(8,578,047)	(5,512,057)
Net cash provided by financing activities	5,597,450	6,449,583
Net increase (decrease) in cash, cash equivalent and restricted cash	(3,285,799)	963,951
Cash, cash equivalents and restricted cash at beginning of period	10,405,615	2,106,329
Cash, cash equivalents and restricted cash at end of period	$7,119,816	$3,070,280

Net cash used in operating activities was $305,202 for the six months ended June 30, 2023, as compared to the net cash provided by operating activities of $26,425 for the six months ended June 30, 2022. For the six months ended June 30, 2023, the net loss of $4,424,044, offset in part by non-cash depreciation expense of $2,201,104 and a decrease in accrued liabilities of $771,343 related to the payment of accrued 2022 employee bonuses, guarantee fees, and accounting fees were the primary drivers of the net cash used in operating activities. For the six months ended June 30, 2022, the net loss of $2,133,666 and decrease in accrued liabilities of $444,026 related to the payment of accrued 2021 employee bonuses, guarantee fees, and real estate taxes in January 2022, offset by depreciation in the amount of $1,578,679, amortization of debt issuance costs in the amount of $306,230, and an increase in other assets of $316,864, were the primary drivers of the net cash provided by operating activities.

Net cash used in investing activities was $8,578,047 for the six months ended June 30, 2023, as compared to $5,512,057 for the six months ended June 30, 2022. Net cash used in investing activities for the six months ended June 30, 2023 consisted of capital improvements of $1,585,169, payment of related acquisition costs of $161,716, purchases of investment properties and related intangibles in the amount of $6,528,479 and $613,783, respectively, and offset by proceeds received from sale of homes of $311,100. Net cash used in investing activities for the six months ended June 30, 2022 consisted of purchases of investment properties in the amount of $3,697,135, payment of related acquisition costs of $296,170 and advanced pursuit costs and deposits for potential deals of $113,964, as well as cash paid for capital improvements in the amount of $1,507,381, offset by proceeds received from sale of homes of $102,594.

Net cash provided by financing activities was $5,597,450 for the six months ended June 30, 2023, as compared to $6,449,583 for the six months ended June 30, 2022. For the six months ended June 30, 2023, net cash provided by financing activities consisted primarily of proceeds from issuance of preferred stock of $6,285,525 and proceeds received from the related party lines of credit of $1,353,000, offset by the payment of debt costs and Series C Preferred Stock costs of $1,099,846. For the six months ended June 30, 2022, net cash provided by financing activities consisted primarily of proceeds from issuance of preferred stock of $6,297,617 and proceeds from related party lines of credit of $4,700,000, offset by repayment of notes payable of $416,434, prepayment of debt issuance costs related to a potential portfolio refinance of $1,761,363, payment of mortgage costs and financing costs recorded as debt discount of $1,263,667, and preferred stock dividends of $485,570. Additionally, the Company repaid the Charlotte 3 Park MHP LLC note payable of $1,500,000 on March 1, 2022 and the community was subsequently refinanced on April 14, 2022 for $1,875,000.

Regulation A Offering

On June 11, 2021, we launched a new offering under Regulation A of Section 3(6) of the Securities Act for Tier 2 offerings, pursuant to which we are offering up to 47,000 shares of Series C Preferred Stock at an offering price of $1,000 per share for a maximum offering amount of $47,000,000.

During the six months ended June 30, 2023, we sold an aggregate of 5,505 shares of Series C Preferred Stock for total gross proceeds of $5,504,917. After deducting a placement fee and broker dealer commissions, we received net proceeds of $5,311,188. In addition to the placement fee and broker dealer commissions, we capitalized an additional $26,691 of other issuance costs associated with the offering which, net of amortization expense, offset with the net proceeds on the balance sheet.

Regulation D Offering

On April 10, 2023, we launched a new offering under Regulation D of the Securities Act, pursuant to which we are offering up to 75,000 shares of Series D Preferred Stock at an offering price of $1,000 per share for a maximum offering amount of $75,000,000.

During the six months ended June 30, 2023, we sold an aggregate of 738 shares of Series D Preferred Stock for total gross proceeds of $737,634. After deducting a placement fee and broker dealer commissions, we received net proceeds of $672,000.

Promissory Notes

We have issued promissory notes payable to lenders related to the acquisition of our manufactured housing communities and mobile homes. The interest rates on outstanding promissory notes range from 4% to 8% with 5 to 30 years principal amortization. The promissory notes are secured by the real estate assets and thirty-three loans totaling $86,676,140 are guaranteed by Raymond M. Gee.

As of June 30, 2023 and December 31, 2022, the outstanding principal balance on all third-party promissory notes was $90,631,328 and $79,550,080, respectively. The following are the terms of these notes:

	Maturity Date	Interest Rate	Interest Only Period (Months)	Balance June 30, 2023	Balance December 31, 2022
Pecan Grove MHP LLC(1)(2)	9/1/2032	4.870%	60	$4,489,000	$4,489,000
Azalea MHP LLC(1)(2)	9/1/2032	4.870%	60	1,830,000	1,830,000
Holly Faye MHP LLC(1)(2)	9/1/2032	4.870%	60	1,608,000	1,608,000
Chatham MHP LLC(1)(2)	9/1/2032	4.870%	60	2,263,000	2,263,000
Lakeview MHP LLC(1)(2)	9/1/2032	4.870%	60	3,229,000	3,229,000
B&D MHP LLC(1)(2)	9/1/2032	4.870%	60	2,887,000	2,887,000
Hunt Club MHP LLC(1)(2)	9/1/2032	4.870%	60	2,756,000	2,756,000
Crestview MHP LLC(1)(2)	9/1/2032	4.870%	60	4,625,000	4,625,000
Maple Hills MHP LLC(1)(2)	9/1/2032	4.870%	60	2,570,000	2,570,000
Springlake MHP LLC(1)(2)	9/1/2032	4.870%	60	6,590,000	6,590,000
ARC MHP LLC(1)(2)	9/1/2032	4.870%	60	3,687,000	3,687,000
Countryside MHP LLC(1)(2)	9/1/2032	4.870%	60	4,343,000	4,343,000
Evergreen MHP LLC (1)(2)	9/1/2032	4.870%	60	2,604,000	2,604,000
Golden Isles MHP LLC(1)(2)	9/1/2032	4.870%	60	1,987,000	1,987,000
Anderson MHP LLC(1)(2)	9/1/2032	4.870%	60	5,118,000	5,118,000
Capital View MHP LLC(1)(2)	9/1/2032	4.870%	60	829,000	829,000
Hidden Oaks MHP LLC(1)(2)	9/1/2032	4.870%	60	764,000	764,000
North Raleigh MHP LLC(1)(2)	9/1/2032	4.870%	60	5,279,000	5,279,000
Charlotte 3 Park MHP LLC (Dixie) (1)(2)(3)	9/1/2032	4.870%	60	485,000	485,000
Charlotte 3 Park MHP LLC (Driftwood) (1)(2)	9/1/2032	4.870%	60	274,000	274,000
Carolinas 4 MHP LLC (Asheboro) (1)(2)	9/1/2032	4.870%	60	1,374,000	1,374,000
Carolinas 4 MHP LLC (Morganton) (1)(2)	9/1/2032	4.870%	60	1,352,000	1,352,000
Sunnyland MHP LLC(1)(2)	9/1/2032	4.870%	60	1,057,000	1,057,000
Warrenville MHP LLC(1)	3/10/2027	5.590%	36	1,218,870	1,218,870
Spaulding MHP LLC	7/22/2043	WSJ Prime + 1%	12	1,600,000	1,600,000
Solid Rock MHP LLC	6/30/2032	5.000%	12	925,000	925,000
Red Fox MHP LLC	8/1/2032	5.250%	24	2,250,000	2,250,000
Statesville MHP LLC – land(1)	9/13/2025	SOFR + 2.35%	36	1,519,925	1,519,925
Timberview MHP LLC – land(1)	9/13/2025	SOFR + 2.35%	36	1,418,075	1,418,075
Northview MHP LLC - land (Seller Finance)	9/15/2027	6.000%	60	792,654	792,654
Statesville, Northview, Timberview MHP LLC - homes (Seller Finance)	9/15/2027	6.000%	60	407,345	407,345
Glynn Acres MHP LLC	11/1/2042	6.000%	0	886,189	898,052
Wake Forest MHP LLC (Cooley’s Country road)(1)	12/10/2027	7.390%	36	3,038,914	3,038,914
Mobile Cottage MHP LLC	12/20/2027	5.000%	30	400,000	400,000
Gvest Finance LLC (B&D homes)	5/1/2024	5.000%	—	597,920	614,809
Gvest Finance LLC (Golden Isles homes)	3/31/2031	4.000%	120	684,220	684,220
Warrenville Gvest Homes LLC(1)	3/10/2027	5.590%	36	1,221,130	1,221,130
Gvest Wake Forest 2 Homes LLC (Cooley’s, Country Road home)(1)	12/10/2027	7.390%	36	561,086	561,086
Merritt Place MHP LLC	1/25/2024	WSJ Prime + 1%	12	1,680,000	—
Country Aire MHP LLC(1)	9/13/2025	SOFR + 2.35%	36	3,500,000	—
Palm Shadows MHP LLC(4)	4/12/2033	7.030%	12	5,930,000	—
Total Notes Payable				$90,631,328	$79,550,080
Discount Direct Lender Fees				(3,873,258)	(3,666,214)
Total Net of Discount				$86,758,070	$75,883,866

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

(4) The Palm Shadows MHP LLC note contains a future earn out funding option, which allows the Company to draw down on an additional $1,420,000 non-revolving straight line of credit within the first 24 months of the term assuming certain debt coverage ratios are achieved. As of June 30, 2023, the Company has not exercised this option.

Lines of Credit – Variable Interest Entities

Facility	Borrower	Community	Maturity Date	Interest Rate	Maximum Credit Limit	Balance June 30, 2023	Balance December 31, 2022
Occupied Home Facility(1)	Gvest Homes I LLC	ARC, Crestview, Maple, Countryside	01/01/30	8.375%	$20,000,000	$3,715,287	$2,424,896
Multi-Community Rental Home Facility	Gvest Finance LLC	ARC, Golden Isles, Springlake,	Various (2)	Greater of 3.25% or Prime, + 375 bps	$5,000,000	$2,458,188	$2,561,380
Multi-Community Floorplan Home Facility	Gvest Finance LLC	Golden Isles, Springlake, Sunnyland, Crestview, Meadowbrook	Various (2)	LIBOR + 6 – 8% based on days outstanding	$4,000,000	$1,525,130	$1,383,043
Total Lines of Credit - VIEs						$7,698,605	$6,369,319
Discount Direct Lender Fees						$(199,737)	$(160,372)
Total Net of Discount						$7,498,868	$6,208,947

(1) During the six months ended June 30, 2023, Gvest Homes I LLC drew down $1,353,000 related to the Occupied Home Facility.

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

Gvest Revolving Promissory Note

On December 27, 2021, we issued a revolving promissory note to Gvest Real Estate Capital, LLC, an entity whose sole owner is Raymond M. Gee, our chairman and chief executive officer, pursuant to which we may borrow up to $2,000,000 on a revolving basis for working capital or acquisition purposes. On September 9, 2022, we paid off the full balance with proceeds from the KeyBank portfolio refinance. This note had a five-year term and was interest-only based on a 15% annual rate through the maturity date and was unsecured. As of June 30, 2023 and December 31, 2022, there was no outstanding balance on this note. During the three and six months ended June 30, 2022, interest expense recognized was $13,657 and $28,375, respectively.

NAV Real Estate LLC Promissory Note

On June 29, 2022, we issued a revolving promissory note to NAV RE, LLC, an entity whose owners are Adam Martin, our chief investment officer, and his spouse, pursuant to which we may borrow up to $2,000,000 on a revolving basis for working capital or acquisition purposes. On the same date, we borrowed $2,000,000. As of June 30, 2023 and December 31, 2022, the outstanding principal balance on this note was $2,000,000. This note has a five-year term and is interest-only based on a 15% annual rate through the maturity date and is unsecured. During the three and six months ended June 30, 2023, interest expense recognized was $76,667 and $151,667, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no off-balance sheet arrangements.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2023. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and further referenced below, which, due to employee turnover, we are still in the process of remediating as of June 30, 2023, our disclosure controls and procedures were not effective.

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023, our management identified the following material weaknesses:

•
We lack proper segregation of duties due to the limited number of employees within the accounting department.
•
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

To cure the foregoing material weakness, we have taken or plan to take the following remediation measures:

•
In 2023, we hired an accounts payable manager and a senior SEC reporting analyst who both assist with the functions of the accounting department. These hires have led to more segregation of duties and levels of review in our day-to-day accounting functions, reporting, and closing procedures which historically have been material weaknesses for us in internal controls.
•
We have added and plan to continue to add additional employees to assist in the financial closing procedures.
•
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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended June 30, 2023 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter, except as follows:

On May 2, 2023, the Company completed an additional closing of the Regulation A Offering, pursuant to which the Company sold an aggregate of 561 shares of Series C Preferred Stock for total gross proceeds of $561,000. After deducting the Dealer Manager’s fees, the Company received net proceeds of approximately $523,133.

On May 9, 2023, the Company completed an additional closing of the Regulation A Offering, pursuant to which the Company sold an aggregate of 62 shares of Series C Preferred Stock for total gross proceeds of $62,000. After deducting the Dealer Manager’s fees, the Company received net proceeds of approximately $57,815.

On May 9, 2023, the Company completed an additional closing of the Regulation D Offering, pursuant to which the Company sold an aggregate of 100 shares of Series D Preferred Stock for total gross proceeds of $100,000. After deducting the Dealer Manager’s fees, the Company received net proceeds of approximately $91,000.

On May 23, 2023, the Company completed an additional closing of the Regulation A Offering, pursuant to which the Company sold an aggregate of 13 shares of Series C Preferred Stock for total gross proceeds of $13,000. After deducting the Dealer Manager’s fees, the Company received net proceeds of approximately $12,123.

On May 23, 2023, the Company completed an additional closing of the Regulation D Offering, pursuant to which the Company sold an aggregate of 269 shares of Series D Preferred Stock for total gross proceeds of $268,817. After deducting the Dealer Manager’s fees, the Company received net proceeds of approximately $245,000.

On June 6, 2023, the Company completed an additional closing of the Regulation A Offering, pursuant to which the Company sold an aggregate of 145 shares of Series C Preferred Stock for total gross proceeds of $145,000. After deducting the Dealer Manager’s fees, the Company received net proceeds of approximately $135,213.

On June 6, 2023, the Company completed an additional closing of the Regulation D Offering, pursuant to which the Company sold an aggregate of 50 shares of Series D Preferred Stock for total gross proceeds of $50,000. After deducting the Dealer Manager’s fees, the Company received net proceeds of approximately $45,500.

On June 20, 2023, the Company completed an additional closing of the Regulation A Offering, pursuant to which the Company sold an aggregate of 87.5 shares of Series C Preferred Stock for total gross proceeds of $87,500. After deducting the Dealer Manager’s fees, the Company received net proceeds of approximately $81,594.

On June 30, 2023, the Company completed an additional closing of the Regulation A Offering, pursuant to which the Company sold an aggregate of 15 shares of Series C Preferred Stock for total gross proceeds of $15,000. After deducting the Dealer Manager’s fees, the Company received net proceeds of approximately $13,988.

On June 30, 2023, the Company completed an additional closing of the Regulation D Offering, pursuant to which the Company sold an aggregate of 319 shares of Series D Preferred Stock for total gross proceeds of $318,817. After deducting the Dealer Manager’s fees, the Company received net proceeds of approximately $290,500.

On July 18, 2023, the Company completed an additional closing of the Regulation A Offering, pursuant to which the Company sold an aggregate of 20 shares of Series C Preferred Stock for total gross proceeds of $20,000. After deducting the Dealer Manager’s fees, the Company received net proceeds of approximately $18,650.

On July 18, 2023, the Company completed an additional closing of the Regulation D Offering, pursuant to which the Company sold an aggregate of 100 shares of Series D Preferred Stock for total gross proceeds of $100,000. After deducting the Dealer Manager’s fees, the Company received net proceeds of approximately $91,000.

On July 25, 2023, the Company completed an additional closing of the Regulation A Offering, pursuant to which the Company sold an aggregate of 20 shares of Series C Preferred Stock for total gross proceeds of $20,000. After deducting the Dealer Manager’s fees, the Company received net proceeds of approximately $18,650.

On July 25, 2023, the Company completed an additional closing of the Regulation D Offering, pursuant to which the Company sold an aggregate of 250 shares of Series D Preferred Stock for total gross proceeds of $250,000. After deducting the Dealer Manager’s fees, the Company received net proceeds of approximately $227,500.

On August 8, 2023, the Company completed an additional closing of the Regulation D Offering, pursuant to which the Company sold an aggregate of 1,226 shares of Series D Preferred Stock for total gross proceeds of $1,226,000. After deducting the Dealer Manager’s fees, the Company received net proceeds of approximately $1,116,340.

During the three months ended June 30, 2023, we did not repurchase any shares of our common stock.

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

3.5	Certificate of Designation of Series D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q filed on May 12, 2023)

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on April 19, 2018)

3.7	Amendment No. 1 to Amended and Restated Bylaws of Manufactured Housing Properties Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 21, 2022)

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2023	MANUFACTURED HOUSING PROPERTIES INC.

/s/ Raymond M. Gee
	Name:	Raymond M. Gee
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)