Form 10-Q
period 2023-09-30
MANUFACTURED HOUSING PROPERTIES INC.
filed 2023-11-13
CIK 1277998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, there were 12,493,012 common shares of the registrant issued and outstanding.

Manufactured Housing Properties Inc.

Quarterly Report on Form 10-Q

Period Ended September 30, 2023

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MANUFACTURED HOUSING PROPERTIES INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

	September 30, 2023	December 31, 2022
Assets	(unaudited)
Investment Property
Land	$37,403,653	$30,263,687
Site and Land Improvements	49,470,418	44,035,649
Buildings and Improvements	31,546,780	23,229,657
Construction in Process	2,395,765	2,541,376
Total Investment Property	120,816,616	100,070,369
Accumulated Depreciation	(11,564,934)	(8,225,976)
Net Investment Property	109,251,682	91,844,393
Cash and Cash Equivalents	1,966,633	5,090,369
Restricted Cash	5,238,797	5,315,246
Accounts Receivable	342,573	368,081
Other Assets (Net of Amortization)	1,333,796	975,064
TOTAL ASSETS	$118,133,481	$103,593,153

Liabilities
Accounts Payable	$990,981	$755,124
Notes Payable, net of $3,656,874 and $3,666,214 debt discount, respectively	86,947,646	75,883,866
Lines of Credit – Variable Interest Entities, net of $201,844 and $160,372 debt discount, respectively	7,344,733	6,208,947
Lines of Credit – Related Party	2,000,000	2,000,000
Accrued Liabilities including amounts due to related parties of $1,382,500 and $1,154,166, respectively	3,189,993	2,054,438
Tenant Security and Home Sale Deposits	1,059,403	879,676
Series C Redeemable Preferred Stock, par value $0.01 per share; 47,000 shares authorized; 26,929 and 21,584 shares issued and outstanding and redemption value $26,928,919 and $21,584,002 as of September 30, 2023 and December 31, 2022, respectively	25,443,409	20,177,187
Total Liabilities	126,976,165	107,959,238

Commitments and Contingencies (See note 6)

Redeemable Preferred Stock – subject to redemption
Series A Cumulative Redeemable Convertible Preferred Stock, par value $0.01 per share; 4,000,000 shares authorized; 1,826,000 shares issued and outstanding and redemption value $6,847,500 as of September 30, 2023 and December 31, 2022	6,450,197	6,107,916
Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share; 1,000,000 shares authorized; 747,951 shares issued and outstanding and redemption value $11,219,265 as of September 30, 2023 and December 31, 2022	9,667,030	9,122,218
Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share; 75,000 shares authorized; 3,143 and 0 shares issued and outstanding and redemption value $3,146,831 and $0 as of September 30, 2023 and December 31, 2022, respectively	2,846,060	—

Deficit
Common Stock, par value $0.01 per share; 200,000,000 shares authorized; 12,493,012 shares are issued and outstanding as of September 30, 2023 and December 31, 2022	124,930	124,930
Additional Paid in Capital	(6,848,712)	(5,428,984)
Accumulated Deficit	(18,555,748)	(12,521,376)
Total Manufactured Housing Properties Inc. Deficit	(25,279,530)	(17,825,430)
Non-controlling interest in Variable Interest Entities	(2,526,441)	(1,770,789)
Total Deficit	(27,805,971)	(19,596,219)
TOTAL LIABILITIES AND DEFICIT	$118,133,481	$103,593,153

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Rental and related income	$4,564,273	$3,697,558	$12,934,176	$10,021,357
Gross Revenues from Home Sales	137,900	18,570	449,000	121,164
Total revenues	4,702,173	3,716,128	13,383,176	10,142,521

Community operating expenses
Repair and maintenance	531,158	287,686	1,154,804	803,505
Real estate taxes	212,353	186,358	624,848	584,280
Utilities	334,817	259,758	920,183	735,638
Insurance	121,608	87,044	345,034	226,341
General and administrative expense	661,822	510,036	2,056,537	1,291,276
Total community operating expenses	1,861,758	1,330,882	5,101,406	3,641,040

Corporate payroll and overhead	1,487,110	1,519,271	4,542,780	3,683,267
Depreciation and amortization expense	1,174,457	898,963	3,375,561	2,477,642
Interest expense	2,366,051	1,506,290	6,712,375	3,843,031
Refinancing costs	—	3,604,671	—	3,620,422
Cost of home sales	88,777	22,676	351,078	177,410
Total expenses	6,978,153	8,882,753	20,083,200	17,442,812
Other income	—	500	—	500
Net loss before provision for income taxes	(2,275,980)	(5,166,125)	(6,700,024)	(7,299,791)
Provision for income taxes	—	—	—	—
Net loss	$(2,275,980)	$(5,166,125)	$(6,700,024)	$(7,299,791)

Net loss attributable to non-controlling interest variable interest entities	(220,015)	(376,105)	(666,264)	(786,590)
Net loss attributable to Manufactured Housing Properties, Inc.	(2,055,965)	(4,790,020)	(6,033,760)	(6,513,201)
Preferred stock dividends and put option value accretion
Series A preferred dividends	86,700	94,178	269,633	282,778
Series A preferred put option value accretion	114,031	117,726	342,281	353,472
Series B preferred dividends	149,665	151,785	448,995	455,355
Series B preferred put option value accretion	181,604	159,472	544,812	527,980
Series D preferred dividends	26,924	—	28,057	—
Series D preferred put option value accretion	3,749	—	4,056	—
Total preferred stock dividends and put option value accretion	562,673	523,161	1,637,834	1,619,585
Net loss attributable to common stockholders	$(2,618,638)	$(5,313,181)	$(7,671,594)	$(8,132,786)

Weighted average shares - basic and fully diluted	12,916,854	12,812,232	12,916,854	12,779,543

Net loss per share – basic and fully diluted	$(0.20)	$(0.41)	$(0.59)	$(0.64)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TOTAL MANUFACTURED HOUSING PROPERTIES	NON CONTROLLING
	SHARES	PAR VALUE	CAPITAL	DEFICIT	INC.	INTEREST	DEFICIT
Balance at January 1, 2022	12,403,680	$124,037	$(3,160,712)	$(4,672,537)	$(7,709,212)	$(977,513)	$(8,686,725)
Stock option expense	—	—	49,760	—	49,760	—	49,760
Preferred shares Series A dividends	—	—	(94,300)	—	(94,300)	—	(94,300)
Preferred shares Series A put option value accretion	—	—	(117,871)	—	(117,871)	—	(117,871)
Preferred shares Series B dividends	—	—	(151,785)	—	(151,875)	—	(151,875)
Preferred shares Series B put option value accretion	—	—	(184,254)	—	(184,254)	—	(184,254)
Distributions from VIE	—	—	—	—	—	(30,000)	(30,000)
Net loss	—	—	—	(630,120)	(630,120)	(159,570)	(789,690)
Balance at March 31, 2022	12,403,680	$124,037	$(3,659,162)	$(5,302,657)	$(8,837,782)	$(1,167,083)	$(10,004,865)

Stock option expense	—	—	28,062	—	28,062	—	28,062
Common Stock issuance exercise stock options	8,333	83	—	—	83	—	83
Preferred shares Series A dividends	—	—	(94,300)	—	(94,300)	—	(94,300)
Preferred shares Series A put option value accretion	—	—	(117,875)	—	(117,875)	—	(117,875)
Preferred shares Series B dividends	—	—	(151,785)	—	(151,785)	—	(151,785)
Preferred shares Series B put option value accretion	—	—	(184,254)	—	(184,254)	—	(184,254)
Distributions from VIE	—	—	—	—	—	(30,000)	(30,000)
Net Loss	—	—	—	(1,093,061)	(1,093,061)	(250,915)	(1,343,976)
Balance at June 30, 2022	12,412,013	$124,120	$(4,179,314)	$(6,395,718)	$(10,450,912)	$(1,447,998)	$(11,898,910)

Stock option expense	—	—	28,062	—	28,062	—	28,062
Common Stock issuance exercise stock options	65,999	660	—		660		660
Preferred shares Series A dividends	—	—	(94,178)	—	(94,178)	—	(94,178)
Preferred shares Series A put option value accretion	—	—	(117,726)	—	(117,726)	—	(117,726)
Preferred shares Series B dividends	—	—	(151,785)	—	(151,785)	—	(151,785)
Preferred shares Series B put option value accretion	—	—	(159,472)	—	(159,472)	—	(159,472)
Distributions from VIE	—	—	—	—	—	(30,000)	(30,000)
Intercompany Transfer of Homes- Deemed Dividend	—	—	(278,138)	—	(278,138)	278,138	—
Joint Ventures Adjustment	—	—	—	(1,174)	(1,174)	1,174	—
Net Loss	—	—	—	(4,790,020)	(4,790,020)	(376,105)	(5,166,125)
Balance at September 30, 2022	12,478,012	124,780	(4,952,551)	(11,186,912)	(16,014,683)	(1,574,791)	(17,589,474)

Balance at January 1, 2023	12,493,012	$124,930	$(5,428,985)	$(12,521,376)	$(17,825,430)	$(1,770,789)	$(19,596,219)
Stock option expense	—	—	109,975	—	109,974	—	109,974
Preferred shares Series A dividends	—	—	(91,633)	—	(91,633)	—	(91,633)
Preferred shares Series A put option value accretion	—	—	(114,125)	—	(114,125)	—	(114,125)
Preferred shares Series B dividends	—	—	(149,665)	—	(149,665)	—	(149,665)
Preferred shares Series B put option value accretion	—	—	(181,604)	—	(181,604)	—	(181,604)
Distributions from VIE	—	—	—	(612)	(612)	(29,388)	(30,000)
Net Loss	—	—	—	(1,934,576)	(1,934,576)	(182,466)	(2,117,042)
Balance at March 31, 2023	12,493,012	$124,930	$(5,856,037)	$(14,456,564)	$(20,187,671)	$(1,982,643)	$(22,170,314)

Stock option expense	—	—	116,358	—	116,358	—	116,358
Preferred shares Series A dividends	—	—	(91,300)	—	(91,300)	—	(91,300)
Preferred shares Series A put option value accretion	—	—	(114,125)	—	(114,125)	—	(114,125)
Preferred shares Series B dividends	—	—	(149,665)	—	(149,665)	—	(149,665)
Preferred shares Series B put option value accretion	—	—	(181,604)	—	(181,604)	—	(181,604)
Preferred shares Series D dividends	—	—	(1,132)	—	(1,132)	—	(1,132)
Preferred shares Series D put option value accretion	—	—	(307)	—	(307)	—	(307)
Distributions from VIE	—	—	—	—	—	(30,000)	(30,000)
Net Loss	—	—	—	(2,043,219)	(2,043,219)	(263,783)	(2,307,002)
Balance at June 30, 2023	12,493,012	$124,930	$(6,277,812)	$(16,499,783)	$(22,652,665)	$(2,276,426)	$(24,929,091)

Stock option expense	—	—	(8,227)	—	(8,227)	—	(8,227)
Preferred shares Series A dividends	—	—	(86,700)	—	(86,700)	—	(86,700)
Preferred shares Series A put option value accretion	—	—	(114,031)	—	(114,031)	—	(114,031)
Preferred shares Series B dividends	—	—	(149,665)	—	(149,665)	—	(149,665)
Preferred shares Series B put option value accretion	—	—	(181,604)	—	(181,604)	—	(181,604)
Preferred shares Series D dividends	—	—	(26,924)	—	(26,924)	—	(26,924)
Preferred shares Series D put option value accretion	—	—	(3,749)	—	(3,749)	—	(3,749)
Distributions from VIE	—	—	—	—	—	(30,000)	(30,000)
Net Loss	—	—	—	(2,055,965)	(2,055,965)	(220,015)	(2,275,980)
Balance at September 30, 2023	12,493,012	$124,930	$(6,848,712)	$(18,555,748)	$(25,279,530)	$(2,526,441)	$(27,805,971)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net Loss	$(6,700,024)	$(7,299,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	218,106	105,884
Amortization of debt discount	1,016,116	481,545
Write off debt issuance costs recorded as debt discount	—	2,219,591
Write off acquisition and development pursuit costs	—	49,326
Prepayment penalty upon debt extinguishment	—	1,400,831
(Gain) Loss on Home Sales	(97,922)	56,246
Depreciation and amortization	3,375,561	2,477,642
Changes in operating assets and liabilities:
Accounts receivable	25,508	(168,648)
Other assets	154,202	413,731
Accounts payable	235,857	451,425
Tenant security deposits	94,001	158,766
Accrued liabilities	1,135,555	(348,401)
Net Used in Operating Activities	(543,040)	(1,853)
Cash Flows from Investing Activities:
Capital improvements	(3,046,274)	(1,872,803)
Proceeds from sales of homes	449,000	121,164
Proceeds from home sale deposits	85,726	—
Purchases of investment properties	(6,528,479)	(6,444,135)
Purchase of intangible assets	(613,783)	—
Net payment/reimbursement of pursuit costs	81,888	(291,742)
Payment of acquisition costs	(161,716)	(471,096)
Net Cash Used in Investing Activities	(9,733,638)	(8,958,612)
Cash Flows from Financing Activities:
Proceeds from related party debt	—	4,700,000
Repayment of related party debt	—	(4,350,000)
Proceeds from refinanced notes payable and lines of credit	—	66,071,563
Repayment of notes payable upon refinance	—	(52,774,771)
Repayment of lines of credit upon refinance - VIEs	—	(3,085,607)
Repayment of notes payable	(55,561)	(506,656)
Proceeds from lines of credit - VIEs	1,353,000	—
Repayment of lines of credit - VIEs	(444,242)	(147,144)
Proceeds from exercise of options	—	743
Proceeds from issuance of preferred stock	8,513,170	10,253,917
Payment of debt costs and Series C Preferred Stock costs recorded as debt discount	(1,126,939)	(3,956,743)
Prepayment penalty upon debt extinguishment	—	(1,400,831)
Redemption of Preferred Stock	(326,250)	(172,062)
Fees paid in advance for debt	—	(45,000)
Series A, Series B and Series D Preferred share dividends	(746,685)	(728,355)
Distributions from VIE	(90,000)	(90,000)
Net Cash Provided by Financing Activities	7,076,493	13,769,054
Net change in cash, cash equivalents and restricted cash	(3,200,185)	4,808,589
Cash, cash equivalents and restricted cash at beginning of the period	10,405,615	2,106,329
Cash, cash equivalents and restricted cash at end of the period	$7,205,430	$6,914,918
Cash, cash equivalents and restricted cash consist of the following:

End of period
Cash and cash equivalents	$1,966,633	$1,896,839
Restricted cash	5,238,797	5,018,079
Total	$7,205,430	$6,914,918
Cash, cash equivalents and restricted cash consist of the following:
Beginning of period
Cash and cash equivalents	$5,090,369	$1,401,134
Restricted cash	5,315,246	705,195
Total	$10,405,615	$2,106,329
Cash paid for:
Income Taxes	—	—
Interest	$3,826,823	$2,395,384
Series C Preferred share dividends included in interest expense	$1,288,166	$484,521

Non-Cash Investing and Financing Activities
Notes and lines of credit related to acquisitions and capital improvements	$11,378,498	$13,188,735
Non-cash Series A, B and D Preferred Stock accretion	$891,149	$881,452
Debt issuance costs included in accounts payable and accrued liabilities	$—	$1,061,000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The December 31, 2022 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2023. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

SEPTEMBER 30, 2023 AND 2022

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

(1) During the nine months ended September 30, 2023, there was no activity in Country Estates MHP LLC and Dalton 3 MHP LLC.

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

SEPTEMBER 30, 2023 AND 2022

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

For the nine months ended September 30, 2023, the potentially dilutive penny options for the purchase of 423,842 shares of Common Stock were included in basic loss per share. Other securities outstanding as of September 30, 2023 not included in dilutive loss per share, as the effect would be anti-dilutive, were 115,000 unvested stock options and 1,826,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock, which are convertible into Common Stock for a total of 1,826,000 shares.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Use of Estimates

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include assumptions used in accounting and disclosures associated with acquisitions, depreciation of investment property, and recoverability and useful lives of long-lived assets.

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

The Company is the lessee in a lease agreement for its corporate office space with a related party entity owned and controlled by Raymond M. Gee, the Company’s CEO and chairman. The lease term for the office is month-to-month, the lease is terminable by either party if written, 30-day notice is given, and the lease contains no option to purchase the facility. This lease is accounted for as an operating lease. Pursuant to ASC 842-20-25-2, the Company, as the lessee, has elected the short-term lease measurement exception whereby lease expense is recognized on a straight-line basis over the term of the lease with no right-of-use asset or lease liability recognized on the consolidated balance sheet.

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

Intangibles

The Company's intangible assets include trademarks and trade names. These intangible assets are recorded in Other Assets on the Consolidated Balance Sheet. The valuation of intangibles is generally determined by a third-party purchase price allocation report obtained in conjunction with an acquisition purchase based on appraisals. Acquisition costs allocated to intangible assets are capitalized. The Company's intangibles and associated acquisition costs are amortized over a 15-year estimated useful life on a straight line basis commencing on the date of acquisition. As of September 30, 2023, intangibles consisted of $594,822, net of $18,961 amortization.

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

Impairment Policy

The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the three and nine months ended September 30, 2023 and 2022, respectively.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

As of September 30, 2023, the restricted cash balance of $5,238,797 was comprised of $1,059,403 of cash reserved for tenant security deposits and lender escrows for capital improvements, insurance, and real estate taxes in the amount of $4,179,394. As of December 31, 2022, the restricted cash balance of $5,315,246 was comprised of $879,676 of cash reserved for tenant security deposits and lender escrows for capital improvements, insurance, and real estate taxes in the amount of $4,435,570.

The Company maintains cash balances at banks and deposits at times may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially secure and, accordingly, minimal credit risk exists. At September 30, 2023 and December 31, 2022, the Company had approximately $1,127,000 and $4,006,000 above the FDIC-insured limit, respectively.

Liquidity and Going Concern

The unaudited condensed financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred net losses each quarter since inception and has experienced slightly negative cash flows from operations during the nine months ended September 30, 2023. The Company is in an acquisitive, growth stage whereby it has more than doubled the number of home sites in its portfolio of manufactured housing communities over the past two years. The Company acquires communities and invests in physical improvements, implements operational efficiencies to cut costs, works to improve occupancy and collections, and increases rents based on each respective market all to stabilize the acquired communities to their full potential. The Company has incurred additional corporate payroll and overhead and interest expense in order to accomplish such growth which has driven losses and used operating cash flow.

As of September 30, 2023, the Company had unrestricted cash of $1,966,633. Based on current operating plans, the Company has sufficient cash and lines of credit available to fund operations, debt service, and preferred equity dividends for at least the next 12 months from the date of filing this Quarterly Report. Starting in March 2024, holders of shares of Series A Cumulative Convertible Preferred Stock have the right to put the shares to the Company. The Company will require additional capital to redeem such shares when and if shares are put to the Company. The Company expects to continue to raise capital, explore debt financing and will also continue to opportunistically sell homes and other assets to meet cash needs. The Company may not be able to raise capital when needed or on attractive terms, which could force the Company to explore other strategies to fund the redemptions. These factors potentially raise doubt about the Company's ability to continue as a going concern. The Company's future capital requirements will depend on many factors, including but not limited to:

•
general market conditions;
•
debt and equity market conditions; and
•
the timing and the amount of share redemptions.

The Company’s continued growth depends on the availability of suitable properties which meet the Company’s investment criteria and appropriate financing, which includes its ability to raise capital. There is no guarantee that any of these additional opportunities will materialize or that the Company will be able to take advantage of such opportunities. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. Proceeds from issuance of Series C Cumulative Redeemable Preferred Stock and Series D Cumulative Redeemable Preferred Stock and cash held in escrow with lenders will fund the Company’s capital improvement projects and acquisitions. To the extent that funds or appropriate communities are not available, fewer acquisitions and capital improvements will be made.

Stock Based Compensation

All stock-based payments to employees, nonemployee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period in accordance with FASB ASC Topic 718. Stock based payments to non-employees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached, or the date performance is completed. In addition, for awards that vest immediately and are nonforfeitable, the measurement date is the date the award is issued. The Company recorded stock option expense of $218,106 and $105,884 during the nine months ended September 30, 2023 and 2022, respectively.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

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

The Company recognizes interest and penalties, if any, with income tax expense in the accompanying unaudited condensed consolidated statement of operations. As of September 30, 2023 and December 31, 2022, there were no such accrued interest or penalties.

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

NOTE 2 – VARIABLE INTEREST ENTITIES

Included in the unaudited condensed consolidated results of operations for the three months ended September 30, 2023 and 2022 were net losses of $220,015 and $376,105, respectively, after deducting an additional management fee equal to cash flow after debt service pursuant to the management agreement of $1,576 and $11,045, respectively.

Included in the unaudited condensed consolidated results of operations for the nine months ended September 30, 2023 and 2022 were net losses of $666,264 and $786,590, respectively, after deducting an additional management fee equal to cash flow after debt service pursuant to the management agreement of $144,017 and $316,624, respectively.

The consolidated balance sheets as of September 30, 2023 and December 31, 2022 included the following amounts related to the consolidated VIEs.

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investment Property	$15,940,552	$14,688,424
Accumulated Depreciation	(1,473,539)	(997,240)
Net Investment Property	14,467,013	13,691,184
Cash and Cash Equivalents	49,086	40,080
Accounts Receivable	85,468	60,538
Other Assets	209,852	194,871
Total Assets	$14,811,419	$13,986,673

Liabilities and Deficit
Accounts Payable	$146,831	$206,882
Notes Payable, net of $35,777 and $45,790 debt discount, respectively	3,018,581	3,035,455
Line of Credit, net of $201,844 and $160,372 debt discount, respectively	7,344,733	6,208,947
Accrued Liabilities(1)	6,827,715	6,306,178
Total Liabilities	17,337,860	15,757,462

Non-controlling Interest	(2,526,441)	(1,770,789)
Total Non-controlling Interest in Variable Interest Entities	(2,526,441)	(1,770,789)

(1) Included in accrued liabilities is an intercompany balance of $6,667,116 and $6,232,561 as of September 30, 2023 and December 31, 2022, respectively. The intercompany balances have been eliminated on the condensed consolidated balance sheet.

NOTE 3 – INVESTMENT PROPERTY

The following table summarizes the Company’s property and equipment balances. These assets are generally depreciated on a straight-line basis.

	September 30, 2023	December 31, 2022
	(Unaudited)
Investment Property
Land	$37,403,653	$30,263,687
Site and Land Improvements	49,470,418	44,035,649
Buildings and Improvements	31,546,780	23,229,657
Construction in Process	2,395,765	2,541,376
Total Investment Property	120,816,616	100,070,369
Accumulated Depreciation	(11,564,934)	(8,225,976)
Net Investment Property	$109,251,682	$91,844,393

Depreciation and amortization expense totaled $1,174,457 and $898,963 for the three months ended September 30, 2023 and 2022, respectively, and $3,375,561 and $2,477,642 for the nine months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023, Gvest Finance LLC, the Company’s VIE, purchased four new manufactured homes for approximately $212,141 for use in the Meadowbrook community that are included in Construction in Process on the balance sheet. These recently purchased homes along with several new homes purchased during 2022 are not yet occupiable and still in the set-up phase as of September 30, 2023 and are included in Construction in Process on the balance sheet as of that date.

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

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

NOTE 4 – ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2023, the Company acquired three communities. These were acquisitions from third parties and have been accounted for as asset acquisitions.

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

On July 29, 2022, the Company purchased a manufactured housing community located in Clyde, North Carolina consisting of 51 sites on approximately nine acres for a total purchase price of $3,044,769. Red Fox MHP LLC purchased the land, land improvements, and homes.

On September 14, 2022, the Company purchased three manufactured housing communities located in Statesville, Thomasville, and Trinity, North Carolina consisting of 122 sites on approximately 75 acres for a total purchase price of $5,350,000. Statesville MHP LLC, Northview MHP LLC, and Timberview MHP LLC purchased the land and land improvements, and MHP Home Holdings LLC purchased homes.

Nine Months Ended September 30, 2022

Acquisition Date	Name (number of communities, if multiple)	Land	Improvements	Building	Intangibles	Total Purchase Price
January 2022	Sunnyland MHP	$672,400	$891,580	$—	$—	$1,563,980
January 2022	Sunnyland Gvest	—	—	636,020	—	636,020
March 2022	Warrenville MHP	975,397	853,473	—	—	1,828,870
March 2022	Warrenville Gvest	—	—	1,221,130	—	1,221,130
June 2022	Spaulding MHP	1,217,635	304,409	477,956	—	2,000,000
June 2022	Raeford MHP Parcel	650,000	—	—	—	650,000
July 2022	Solid Rock MHP	1,001,966	206,928	491,106	—	1,700,000
July 2022	Red Fox MHP	1,622,748	840,560	581,461	—	3,044,769
September 2022	Statesville MHP	1,078,015	1,100,473	120,729	—	2,299,217
September 2022	Northview MHP	505,319	247,045	116,979	—	869,343
September 2022	Timberview MHP	1,010,639	1,021,868	148,933	—	2,181,440
	Total Purchase Price	8,734,119	5,466,336	3,794,314	—	17,994,769
	Acquisition Costs	254,130	116,840	75,435	—	446,405
	Total Investment Property	$8,988,249	$5,583,176	$3,869,749	$—	$18,441,174

Nine Months Ended September 30, 2023

Acquisition Date	Name (number of communities, if multiple)	Land	Improvements		Building	Intangibles	Total Purchase Price
January 2023	Country Aire MHP	$4,661,722	$682,724		$5,554	$—	$5,350,000
January 2023	Merritt Place MHP	1,410,806	557,446	(1)	431,748	—	2,400,000
April 2023	Palm Shadows MHP	984,166	3,822,004		5,082,309	611,521	10,500,000
	Total Purchase Price	$7,056,694	$5,062,174		$5,519,611	$611,521	$18,250,000
	Acquisition Costs	76,621	48,325		28,862	2,262	156,070
	Total Investment Property	$7,133,315	$5,110,499		$5,548,473	$613,783	$18,406,070

(1)
Includes an allocation of $300,000 for 14 lots under development to be completed by seller and a respective note payable for the same amount has been included in accrued liabilities financial statement line item on the balance sheet as of September 30, 2023.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

NOTE 5 – PROMISSORY NOTES

Promissory Notes

The Company has issued promissory notes payable to lenders related to the acquisition of its manufactured housing communities and mobile homes. The interest rates on outstanding promissory notes range from 4% to 8% with five to 30 years principal amortization. The promissory notes are secured by the real estate assets and 34 loans totaling $86,655,293 are guaranteed by Raymond M. Gee.

As of September 30, 2023 and December 31, 2022, the outstanding principal balance on all third-party promissory notes was $90,604,520 and $79,550,080, respectively. The following are the terms of these notes:

	Maturity Date	Interest Rate	Interest Only Period (Months)	Balance September 30, 2023	Balance December 31, 2022
Pecan Grove MHP LLC(1)(2)	9/1/2032	4.870%	60	$4,489,000	$4,489,000
Azalea MHP LLC(1)(2)	9/1/2032	4.870%	60	1,830,000	1,830,000
Holly Faye MHP LLC(1)(2)	9/1/2032	4.870%	60	1,608,000	1,608,000
Chatham MHP LLC(1)(2)	9/1/2032	4.870%	60	2,263,000	2,263,000
Lakeview MHP LLC(1)(2)	9/1/2032	4.870%	60	3,229,000	3,229,000
B&D MHP LLC(1)(2)	9/1/2032	4.870%	60	2,887,000	2,887,000
Hunt Club MHP LLC(1)(2)	9/1/2032	4.870%	60	2,756,000	2,756,000
Crestview MHP LLC(1)(2)	9/1/2032	4.870%	60	4,625,000	4,625,000
Maple Hills MHP LLC(1)(2)	9/1/2032	4.870%	60	2,570,000	2,570,000
Springlake MHP LLC(1)(2)	9/1/2032	4.870%	60	6,590,000	6,590,000
ARC MHP LLC(1)(2)	9/1/2032	4.870%	60	3,687,000	3,687,000
Countryside MHP LLC(1)(2)	9/1/2032	4.870%	60	4,343,000	4,343,000
Evergreen MHP LLC (1)(2)	9/1/2032	4.870%	60	2,604,000	2,604,000
Golden Isles MHP LLC(1)(2)	9/1/2032	4.870%	60	1,987,000	1,987,000
Anderson MHP LLC(1)(2)	9/1/2032	4.870%	60	5,118,000	5,118,000
Capital View MHP LLC(1)(2)	9/1/2032	4.870%	60	829,000	829,000
Hidden Oaks MHP LLC(1)(2)	9/1/2032	4.870%	60	764,000	764,000
North Raleigh MHP LLC(1)(2)	9/1/2032	4.870%	60	5,279,000	5,279,000
Charlotte 3 Park MHP LLC (Dixie) (1)(2)(3)	9/1/2032	4.870%	60	485,000	485,000
Charlotte 3 Park MHP LLC (Driftwood) (1)(2)	9/1/2032	4.870%	60	274,000	274,000
Carolinas 4 MHP LLC (Asheboro) (1)(2)	9/1/2032	4.870%	60	1,374,000	1,374,000
Carolinas 4 MHP LLC (Morganton) (1)(2)	9/1/2032	4.870%	60	1,352,000	1,352,000
Sunnyland MHP LLC(1)(2)	9/1/2032	4.870%	60	1,057,000	1,057,000
Warrenville MHP LLC(1)	3/10/2027	5.590%	36	1,218,870	1,218,870
Spaulding MHP LLC	7/22/2043	WSJ Prime + 1%	12	1,600,000	1,600,000
Solid Rock MHP LLC	6/30/2032	5.000%	12	914,151	925,000
Red Fox MHP LLC	8/1/2032	5.250%	24	2,250,000	2,250,000
Statesville MHP LLC – land(1)	9/13/2025	SOFR + 2.35%	36	1,519,925	1,519,925
Timberview MHP LLC – land(1)	9/13/2025	SOFR + 2.35%	36	1,418,075	1,418,075
Northview MHP LLC - land (Seller Finance)	9/15/2027	6.000%	60	792,654	792,654
Statesville, Northview, Timberview MHP LLC - homes (Seller Finance)	9/15/2027	6.000%	60	407,345	407,345
Glynn Acres MHP LLC	11/1/2042	6.000%	—	880,228	898,052
Wake Forest MHP LLC (Cooley’s Country road)(1)	12/10/2027	7.390%	36	3,038,914	3,038,914
Mobile Cottage MHP LLC	12/20/2027	5.000%	30	400,000	400,000
Gvest Finance LLC (B&D homes)	5/1/2024	5.000%	—	587,922	614,809
Gvest Finance LLC (Golden Isles homes)	3/31/2031	4.000%	120	684,220	684,220
Warrenville Gvest Homes LLC(1)	3/10/2027	5.590%	36	1,221,130	1,221,130
Gvest Wake Forest 2 Homes LLC (Cooley’s, Country Road home)(1)	12/10/2027	7.390%	36	561,086	561,086
Merritt Place MHP LLC	1/27/2024	WSJ Prime + 1%	12	1,680,000	—
Country Aire MHP LLC(1)	9/13/2025	SOFR + 2.35%	36	3,500,000	—
Palm Shadows MHP LLC(4)	4/12/2033	7.030%	12	5,930,000	—
Total Notes Payable				$90,604,520	$79,550,080
Discount Direct Lender Fees				(3,656,874)	(3,666,214)
Total Net of Discount				$86,947,646	$75,883,866

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

(4) The Palm Shadows MHP LLC note contains a future earn out funding option, which allows the Company to draw down on an additional $1,420,000 non-revolving straight line of credit within the first 24 months of the term assuming certain debt coverage ratios are achieved. As of September 30, 2023, the Company has not exercised this option.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

Lines of Credit – Variable Interest Entities

Facility	Borrower	Community	Maturity Date	Interest Rate	Maximum Credit Limit	Balance September 30, 2023	Balance December 31, 2022
Occupied Home Facility(1)	Gvest Homes I LLC	ARC, Crestview, Maple, Countryside	01/01/30	8.375%	$20,000,000	$3,653,669	$2,424,896
Multi-Community Rental Home Facility	Gvest Finance LLC	ARC, Golden Isles, Springlake,	Various (2)	Greater of 3.25% or Prime, + 375 bps	$5,000,000	$2,470,655	$2,561,380
Multi-Community Floorplan Home Facility	Gvest Finance LLC	Golden Isles, Springlake, Sunnyland, Crestview, Meadowbrook	Various (2)	LIBOR + 6 – 8% based on days outstanding	$4,000,000	$1,422,253	$1,383,043
Total Lines of Credit - VIEs						$7,546,577	$6,369,319
Discount Direct Lender Fees						$(201,844)	$(160,372)
Total Net of Discount						$7,344,733	$6,208,947

(1) During the nine months ended September 30, 2023, Gvest Homes I LLC drew down $1,353,000 related to the Occupied Home Facility.

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

Metrolina Promissory Note

On October 22, 2021, the Company issued a promissory note to Metrolina Loan Holdings, LLC, a significant stockholder, in the principal amount of $1,500,000. On September 2, 2022, the Company repaid the full outstanding balance of the loan with proceeds from the KeyBank portfolio refinance. The note bore interest at a rate of 18% per annum and was set to mature on April 1, 2023. The note was guaranteed by Raymond M. Gee. As of September 30, 2023 and December 31, 2022, there was no outstanding balance on this note. During the three and nine months ended September 30, 2022, interest expense recognized was $47,342 and $181,233, respectively.

Gvest Revolving Promissory Note

On December 27, 2021, the Company issued a revolving promissory note to Gvest Real Estate Capital, LLC, an entity whose sole owner is Raymond M. Gee, the Company’s chairman and chief executive officer, pursuant to which the Company may borrow up to $2,000,000 on a revolving basis for working capital or acquisition purposes. On September 9, 2022, the Company paid off the full balance with proceeds from the KeyBank portfolio refinance. This note had a five-year term and was interest-only based on a 15% annual rate through the maturity date and was unsecured. As of September 30, 2023 and December 31, 2022, there was no outstanding balance on this note. During the three and nine months ended September 30, 2022, interest expense recognized was $59,167 and $87,542, respectively.

NAV Real Estate LLC Promissory Note

On June 29, 2022, the Company issued a revolving promissory note to NAV RE, LLC, an entity whose owners are Adam Martin, the Company’s chief investment officer, and his spouse, pursuant to which the Company may borrow up to $2,000,000 on a revolving basis for working capital or acquisition purposes. On the same date, the Company borrowed $2,000,000. As of September 30, 2023 and December 31, 2022, the outstanding principal balance on this note was $2,000,000. This note has a five-year term and is interest-only based on a 15% annual rate through the maturity date and is unsecured. During the three and nine months ended September 30, 2023, interest expense recognized was $76,667 and $228,333, respectively. During the three and nine months ended September 30, 2022, interest expense totaled $76,667 and $77,500, respectively.

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable, related party debt and lines of credit at September 30, 2023 by fiscal year were:

2023 (remainder)	$497,639
2024	$3,107,433
2025	$7,328,654
2026	$755,661
2027	$10,498,794
Thereafter	$77,962,915
Total minimum principal payments	$100,151,096

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

SEPTEMBER 30, 2023 AND 2022

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

Dividend Rate and Payment Dates. Dividends on the Series A Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series A Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.017 per share each month, which is equivalent to the rate of 8% of the $2.50 liquidation preference per share. Dividends on shares of Series A Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the nine months ended September 30, 2023 and 2022, the Company paid dividends of $269,633 and $282,778, respectively.

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

Stockholder Optional Conversion. Each share of Series A Preferred Stock is convertible, at any time and from time to time, at the option of the holder thereof and without the payment of additional consideration, into that number of shares of Common Stock determined by dividing the liquidation preference of such share by the conversion price then in effect. The conversion price is initially equal to $2.50, subject to adjustment as set forth in the certificate of designation. In addition, if at any time the trading price of the Common Stock is greater than the liquidation preference of $2.50, the Company may deliver a written notice to all holders to cause each holder to convert all or part of such holders’ Series A Preferred Stock.

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series A Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series A Preferred Stock at a call price equal to $3.75, or 150% of the original issue price of the Series A Preferred Stock, and correspondingly, each holder of shares of Series A Preferred Stock shall have a right to put the shares of Series A Preferred Stock held by such holder back to the Company at a put price equal to $3.75, or 150% of the original issue purchase price of such shares. During the nine months ended September 30, 2023 and 2022, the Company recorded a put option value accretion of $342,281 and $353,472, respectively.

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

As of September 30, 2023 and December 31, 2022, there were 1,826,000 shares of Series A Preferred Stock issued and outstanding. As of September 30, 2023, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,565,000 and accretion of put options totaling $1,885,197. As of December 31, 2022, the Series A Preferred Stock balance was made up of Series A Preferred Stock totaling $4,565,000 and accretion of put options totaling $1,542,916.

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

Dividend Rate and Payment Dates. Dividends on the Series B Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series B Preferred Stock will be entitled to receive cumulative dividends in the amount of $0.067 per share each month, which is equivalent to the annual rate of 8% of the $10.00 liquidation preference per share; provided that upon an event of default (generally defined as the Company’s failure to pay dividends when due or to redeem shares when requested by a holder), such amount shall be increased to $0.083 per month, which is equivalent to the annual rate of 10% of the $10.00 liquidation preference per share. During the nine months ended September 30, 2023 and 2022, the Company paid dividends of $448,995 and $455,355, respectively.

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

Company Call and Stockholder Put Options. Commencing on the fifth anniversary of the initial issuance of shares of Series B Preferred Stock and continuing indefinitely thereafter, the Company will have a right to call for redemption the outstanding shares of Series B Preferred Stock at a call price equal to $15.00, or 150% of the original issue price of the Series B Preferred Stock, and correspondingly, each holder of shares of Series B Preferred Stock shall have a right to put the shares of Series B Preferred Stock held by such holder back to the Company at a put price equal to $15.00, or 150% of the original issue purchase price of such shares. The Company recorded a put option value accretion of $544,812 and $527,980 during the nine months ended September 30, 2023 and 2022.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

No Conversion Right. The Series B Preferred Stock is not convertible into shares of Common Stock.

As of September 30, 2023, there were 747,951 shares of Series B Preferred Stock issued and outstanding and the Series B Preferred Stock balance was made up of Series B Preferred Stock, net of commissions, totaling $7,079,716 and accretion of put options totaling $2,587,314. As of December 31, 2022, there were 747,951 shares of Series B Preferred Stock issued and outstanding and the Series B Preferred Stock balance was made up of Series B Preferred Stock, net of commissions, totaling $7,079,716 and accretion of put options totaling $2,042,502.

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

Dividend Rate and Payment Dates. Dividends on the Series C Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series C Preferred Stock are entitled to receive cumulative monthly cash dividends at a per annum rate of 7% of the stated value (or $5.83 per share each month based on the initial stated value). Dividends on each share begin accruing on, and are cumulative from, the date of issuance and regardless of whether the board of directors declares and pays such dividends. Dividends on shares of Series C Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or the Company does not have earnings. During the nine months ended September 30, 2023 and 2022, the Company paid dividends of $1,288,445 and $484,521, respectively. Due to timing of payments, accrued dividends of $203,195 and $112,695 are presented in accrued liabilities on the balance sheet as of September 30, 2023 and 2022, respectively.

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

During the nine months ended September 30, 2023, the Company sold an aggregate of 5,345 shares of Series C Preferred Stock for total proceeds of $5,344,917, net of aggregate redemptions of $326,250. After deducting a placement fee and broker dealer commissions, the Company received net proceeds of $4,983,279. In addition to the placement fee and broker dealer commissions, the Company capitalized an additional $43,785 of other issuance costs associated with the offering which, net of amortization expense, offset with the net proceeds on the balance sheet.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

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

As of September 30, 2023 there were 26,929 shares of Series C Preferred Stock issued and outstanding and the Series C Preferred Stock balance was made up of Series C Preferred Stock gross proceeds totaling $26,928,919 net of total unamortized debt issuance costs of $1,485,510.

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

Dividend Rate and Payment Dates. Dividends on the Series D Preferred Stock are cumulative and payable monthly in arrears to all holders of record on the applicable record date. Holders of Series D Preferred Stock are entitled to receive cumulative monthly cash dividends at a per annum rate of 9.5% of the stated value (or $7.81 per share each month based on the initial stated value); provided that upon an event of default (generally defined as the Company’s failure to pay dividends when due or to redeem shares when requested by a holder), such amount shall be increased to 10.5% of the stated value (or $8.63 per month based on the initial stated value). During the nine months ended September 30, 2023, the Company paid dividends of $28,057.

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

No Conversion Right. The Series D Preferred Stock is not convertible into shares of Common Stock.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

As of September 30, 2023, there were 3,143 shares of Series D Preferred Stock issued and outstanding and the Series D Preferred Stock balance was made up of Series D Preferred Stock, net of commissions, totaling $2,842,004 and accretion of put options totaling $4,056.

During the nine months ended September 30, 2023, the Company sold an aggregate of 3,143 shares of Series D Preferred Stock for total gross proceeds of $3,142,774. After deducting a placement fee and other expenses, the Company received net proceeds of $2,842,004.

Common Stock

The Company is authorized to issue up to 200,000,000 shares of Common Stock, par value $0.01 per share. As of September 30, 2023 and December 31, 2022, there were 12,493,012 shares of Common Stock issued and outstanding.

No shares of Common Stock were issued during the nine months ended September 30, 2023.

During the nine months ended September 30, 2022, the Company issued 74,332 shares of Common Stock upon employee exercise of stock options for total exercise price of $743.

Equity Incentive Plan

In December 2017, the Board of Directors, with the approval of a majority of the stockholders of the Company, adopted the Manufactured Housing Properties Inc. Stock Compensation Plan (the “Plan”) which is administered by the Compensation Committee. As of September 30, 2023, there were 538,842 shares granted and 461,158 shares remaining available under the Plan. The Company has issued options to directors, officers, and employees under the Plan.

During the nine months ended September 30, 2023 and 2022, the Company issued 50,000 and 145,000 options and recorded stock option expense of $218,106 and $105,884, respectively. With the exception of 50,000 options issued in January 2023 and an additional 50,000 options issued in December 2022, all options were granted at a price of $0.01 per share, which represents a price that may be deemed to be below the market value per share of the Company’s common stock as defined by the Plan. The 50,000 options issued in January 2023 were forfeited in July 2023.

The following table summarizes the stock options outstanding as of September 30, 2023:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2022	538,842	$0.01	6.6
Granted	50,000	1.32	—
Exercised	—	—	—
Forfeited / cancelled / expired	(50,000)	1.32	—
Outstanding at September 30, 2023	538,842	$0.06	6.1
Exercisable at September 30, 2023	423,842	0.03	5.4

As of September 30, 2023, there were 538,842 “in-the-money” options with an aggregate intrinsic value of $535,896. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options holders exercised their options on September 30, 2023.

The following table summarizes information concerning options outstanding as of September 30, 2023.

Strike Price Range ($)	Outstanding stock options	Weighted average remaining contractual term (in years)	Weighted average outstanding strike price	Vested stock options	Weighted average vested strike price
$0.01	288,675	4.9	$0.01	288,675	$0.01
$0.01	13,500	7.0	$0.01	13,500	$0.01
$0.01	50,000	8.0	$0.01	50,000	$0.01
$0.01 – 0.50	186,667	8.3	$0.14	71,667	$0.12

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

Stock option assumptions	September 30, 2023	September 30, 2022
Risk-free interest rate	1.40-2.84%	1.40-2.84%
Expected dividend yield	0.00%	0.00%
Expected volatility	237.85-249.77%	237.85-249.77%
Expected life of options (in years)	6.5-7	6.5-7

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

In August 2019, the Company entered into an office lease agreement with 136 Main Street LLC, an entity whose sole owner is Gvest Real Estate LLC, whose sole owner is Mr. Gee, for the lease of the Company’s offices. The lease is $12,000 per month and is on a month-to-month term. During the nine months ended September 30, 2023 and 2022, the Company paid $108,000 of rent expense to 136 Main Street LLC. During the three months ended September 30, 2023 and 2022, the Company paid $36,000 of rent expense to 136 Main Street LLC.

On September 1, 2022, the Company entered into a consulting agreement with Gvest Real Estate Capital, LLC for development consulting and management services related to several upcoming mobile home community development projects at the Sunnyland and Raeford properties and assistance with major capital improvement projects at existing communities. The consulting agreement is $8,000 per month and is on a month-to-month term. During the nine months ended September 30, 2023 and 2022, the Company paid $72,000 and $8,000, respectively, for development consulting services to Gvest Real Estate Capital LLC. During the three months ended September 30, 2023 and 2022, the Company paid $24,000 and $8,000, respectively, for development consulting services to Gvest Real Estate Capital LLC.

On April 1, 2022, the Company entered into an agreement with Gvest Capital LLC, an entity whose sole owner is Raymond M. Gee, and its employee Michael P. Kelly, a significant beneficial stockholder, whereby the Company pays a fee per completed acquisition and a monthly retainer fee to Mr. Kelly for legal services in connection with acquisitions and other operating matters. During the three and nine months ended September 30, 2023, the company paid Mr. Kelly $15,000 and $60,000, respectively. During the three and nine months ended September 30, 2022, the company paid Mr. Kelly $35,000 and $55,000, respectively.

During the nine months ended September 30, 2023, Raymond M. Gee received fees totaling $245,000 for his personal guaranty on certain promissory notes relating to the acquisition and refinancing of mobile home communities owned by the Company, in relation to the Merritt Place MHP and County Aire MHP acquisitions paid at closing. The Company also accrued a $245,000 guaranty fee owed to Raymond M. Gee, in relation to the Palm Shadows MHP acquisition to be paid at a later date which is still outstanding and unpaid as of September 30, 2023. During the nine months ended September 30, 2022, Raymond M. Gee received fees totaling $1,080,000 for his personal guaranty on certain promissory notes relating to the acquisitions of mobile home communities owned by the Company, including $250,000 in relation to the Asheboro and Morganton acquisitions which were accrued for at December 31, 2021 and paid in January 2022. The Company also accrued a $1,000,000 guaranty fee owed to Raymond M. Gee, during the year ended December 31, 2022 for his personal guaranty of the KeyBank $62,000,000 portfolio refinance made up of several loans to be paid at a later date which is still outstanding and unpaid as of September 30, 2023.

See Note 2 for information regarding related party VIEs.

MANUFACTURED HOUSING PROPERTIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

NOTE 9 – SUBSEQUENT EVENTS

Additional Closings of Regulation D Offering

Subsequent to September 30, 2023, the Company sold an aggregate of 571 shares of Series D Preferred Stock in additional closings of the Company's Regulation D offering for total gross proceeds of $570,785. After deducting a placement fee, the Company received net proceeds of approximately $535,946.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “our” and the “Company” refer to Manufactured Housing Properties Inc., a Nevada corporation, and its consolidated subsidiaries and variable interest entities ("VIEs").

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

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. If we do update one or more forward-looking statements, no inference should be drawn as to whether we will make additional updates with respect to those or other forward-looking statements. Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

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

As of September 30, 2023, we owned and operated 58 manufactured housing communities containing approximately 3,125 developed sites and 1,383 company-owned, manufactured homes. Our communities are located in Georgia, North Carolina, South Carolina, Tennessee and Texas.

As of September 30, 2023, our portfolio of manufactured housing properties consisted of the following:

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
•
Red Fox – a 52 lot all-age community situated on nine acres and located in Clyde, North Carolina.
•
Statesville – a 44 lot all age community situated on 12.86 acres and located in Statesville, North Carolina.
•
Timberview – a 55 lot all age community situated on 50 acres and located in Trinity, North Carolina.
•
Northview - a 23 lot all age community situated on 3.8 acres and located in Thomasville, North Carolina
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

Recent Developments

Additional Closings of Regulation D Offering

Subsequent to September 30, 2023, we sold an aggregate of 571 shares of Series D Cumulative Redeemable Preferred Stock (the “Series D Preferred Stock”) in additional closings of the offering described below for total gross proceeds of $570,785. After deducting a placement fee, we received net proceeds of approximately $535,946.

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

The following table sets forth key components of our results of operations during the three months ended September 30, 2023 and 2022, both in dollars and as a percentage of our revenues.

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$4,564,273	97.07%	$3,697,558	99.50%
Gross revenues from home sales	137,900	2.93%	18,570	0.50%
Total revenues	4,702,173	100.00%	3,716,128	100.00%
Community operating expenses
Repair and maintenance	531,158	11.30%	287,686	7.74%
Real estate taxes	212,353	4.52%	186,358	5.01%
Utilities	334,817	7.12%	259,758	6.99%
Insurance	121,608	2.59%	87,044	2.34%
General and administrative expense	661,822	14.07%	510,036	13.72%
Total community operating expenses	1,861,758	39.59%	1,330,882	35.81%
Corporate payroll and overhead	1,487,110	31.63%	1,519,271	40.88%
Depreciation and amortization expense	1,174,457	24.98%	898,963	24.19%
Interest expense	2,366,051	50.32%	1,506,290	40.53%
Refinancing costs	—	—	3,604,671	97.00%
Cost of home sales	88,777	1.89%	22,676	0.61%
Total expenses	6,978,153	148.40%	8,882,753	239.03%
Other income	—	—	500	0.01%
Net loss	$(2,275,980)	(48.40)%	$(5,166,125)	(139.02)%

Revenue. For the three months ended September 30, 2023, we earned total revenues of $4,702,173, which included rental and related income of $4,564,273 and gross revenues from home sales of $137,900, as compared to $3,716,128, which included rental and related income of $3,697,558 and gross revenues from home sales of $18,570, for the three months ended September 30, 2022, an increase of $986,045, or 26.53%. The increase in revenues compared to the prior period was primarily due to $611,690 of rental income from the acquisition of seven manufactured housing communities on or subsequent to September 30, 2022, as well as an increase in revenues from home sales. The Company sold seven park-owned homes during the three months ended September 30, 2023, as compared to only three home sales during the three months ended September 30, 2022. The remaining increase was due to rental rate increases.

Community Operating Expenses. For the three months ended September 30, 2023, we incurred total community operating expenses of $1,861,758, as compared to $1,330,882 for the three months ended September 30, 2022, an increase of $530,876, or 39.89%. The increase in community operating expenses was primarily due to $226,532 of additional expenses associated with the seven properties acquired on or subsequent to September 30, 2022. Community operating expenses as a percentage of revenues were 39.59% and 35.81% for the three months ended September 30, 2023 and 2022, respectively.

Corporate Payroll and Overhead Expenses. For the three months ended September 30, 2023, we incurred corporate payroll and overhead expenses of $1,487,110, as compared to $1,519,271 for the three months ended September 30, 2022, a decrease of $32,161, or 2.12%. This decrease was primarily due to decreased payroll including corporate salaries and benefits expense and a decrease in stock compensation expense as a result of an adjustment to reflect the actual stock options issued. Corporate payroll and overhead expenses as a percentage of revenues were 31.63% and 40.88% for the three months ended September 30, 2023 and 2022, respectively.

Depreciation and Amortization Expense. For the three months ended September 30, 2023, we recorded depreciation and amortization of our assets totaling $1,174,457, as compared to $898,963 for the three months ended September 30, 2022, an increase of $275,494, or 30.65%. The increase in depreciation and amortization was driven by $215,005 related to the assets in seven manufactured housing communities that were acquired on or subsequent to September 30, 2022. The remaining increase was due to depreciation of capital improvement projects completed subsequent to September 30, 2022, such as home renovations and new home installations. Depreciation and amortization expense as a percentage of revenues were 24.98% and 24.19% for the three months ended September 30, 2023 and 2022, respectively.

Interest Expense. For the three months ended September 30, 2023, we incurred interest expense of $2,366,051, as compared to $1,506,290 for the three months ended September 30, 2022, an increase of $859,761, or 57.08%. The increase was primarily due to $373,292 of interest on additional debt incurred to acquire new properties and new homes subsequent to September 30, 2022 and $480,477 of dividends to series C preferred stockholders, which are included in interest expense given the liability treatment of the mandatorily redeemable Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”). Interest expense as a percentage of revenues were 50.32% and 40.53% for the three months ended September 30, 2023 and 2022, respectively.

Refinancing Costs. For the three months ended September 30, 2023, we incurred refinancing costs of $0, as compared to $3,604,671 for the three months ended September 30, 2022, caused by a non-recurring major portfolio refinance on September 1, 2022 through KeyBank National Association and Fannie Mae, which refinanced most of the outstanding debt in our portfolio for a total principal balance of $62,000,000. We incurred refinancing expense of $3,604,671 in connection with the debt we extinguished including write-off of net unamortized debt issuance costs totaling $2,203,841, prepayment penalties of $1,385,596, and other fees of $15,234.

Net Loss. The factors described above resulted in a net loss of $2,275,980 for the three months ended September 30, 2023, as compared to $5,166,125 for the three months ended September 30, 2022, a decrease of $2,890,145, or 55.94%, predominately driven by a 26.53% increase in total revenues, offset by a 21.44% decrease in total expenses.

Comparison of Nine Months Ended September 30, 2023 and 2022

The following table sets forth key components of our results of operations during the nine months ended September 30, 2023 and 2022, both in dollars and as a percentage of our revenues.

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Amount	Percent of Revenues	Amount	Percent of Revenues
Revenue
Rental and related income	$12,934,176	96.65%	$10,021,357	98.81%
Gross revenues from home sales	449,000	3.35%	121,164	1.19%
Total revenues	13,383,176	100.00%	10,142,521	100.00%
Community operating expenses
Repair and maintenance	1,154,804	8.63%	803,505	7.92%
Real estate taxes	624,848	4.67%	584,280	5.76%
Utilities	920,183	6.88%	735,638	7.25%
Insurance	345,034	2.58%	226,341	2.23%
General and administrative expense	2,056,537	15.37%	1,291,276	12.73%
Total community operating expenses	5,101,406	38.12%	3,641,040	35.90%
Corporate payroll and overhead	4,542,780	33.94%	3,683,267	36.32%
Depreciation and amortization expense	3,375,561	25.22%	2,477,642	24.43%
Interest expense	6,712,375	50.16%	3,843,031	37.89%
Refinancing costs	—	—	3,620,422	35.70%
Cost of home sales	351,078	2.62%	177,410	1.75%
Total expenses	20,083,200	150.06%	17,442,812	171.98%
Other income	—	—	500	—
Net loss	$(6,700,024)	(50.06)%	$(7,299,791)	(71.97)%

Revenues. For the nine months ended September 30, 2023, we earned total revenues of $13,383,176, which included rental and related income of $12,934,176 and gross revenues from home sales of $449,000, as compared to $10,142,521, which included rental and related income of $10,021,357 and gross revenues from home sales of $121,164, for the nine months ended September 30, 2022, an increase of $3,240,655, or 31.95%. The increase in revenues compared to the prior period was primarily due to $1,420,563 of rental income from the acquisition of seven manufactured housing communities on or subsequent to September 30, 2022, as well as an increase in revenues from home sales. The Company sold 22 park-owned homes during the nine months ended September 30, 2023, as compared to only 12 home sales during the nine months ended September 30, 2022. The remaining increase was due to rental rate increases.

Community Operating Expenses. For the nine months ended September 30, 2023, we incurred total community operating expenses of $5,101,406, as compared to $3,641,040 for the nine months ended September 30, 2022, an increase of $1,460,366, or 40.11%. The increase in community operating expenses was primarily due to $448,073 of additional expenses associated with the seven properties acquired on or subsequent to September 30, 2022. Community operating expenses as a percentage of revenues were 38.12% and 35.90% for the nine months ended September 30, 2023 and 2022, respectively.

Corporate Payroll and Overhead Expenses. For the nine months ended September 30, 2023, we incurred corporate payroll and overhead expenses of $4,542,780, as compared to $3,683,267 for the nine months ended September 30, 2022, an increase of $859,513, or 23.34%. This increase was primarily due to increased payroll including corporate salaries and benefits expense due to hiring additional personnel to support our future growth and an increase in stock compensation expense due to the issuance of stock options to officers hired to support our growth. Corporate payroll and overhead expenses as a percentage of revenues were 33.94% and 36.32% for the nine months ended September 30, 2023 and 2022, respectively.

Depreciation and Amortization Expense. For the nine months ended September 30, 2023, we recorded depreciation and amortization of our assets totaling $3,375,561, as compared to $2,477,642 for the nine months ended September 30, 2022, an increase of $897,919, or 36.24%. The increase in depreciation and amortization was driven by $465,181 related to the assets in seven manufactured housing communities that were acquired on or subsequent to September 30, 2022. The remaining increase was due to depreciation of capital improvement projects completed subsequent to September 30, 2022, such as home renovations and new home installations. Depreciation expense as a percentage of revenues were 25.22% and 24.43% for the nine months ended September 30, 2023 and 2022, respectively.

Interest Expense. For the nine months ended September 30, 2023, we incurred interest expense of $6,712,375, as compared to $3,843,031 for the nine months ended September 30, 2022, an increase of $2,869,344, or 74.66%. The increase was primarily due to $903,955 of interest on additional debt incurred to acquire new properties and new homes subsequent to September 30, 2022 and $1,355,344 of dividends to series C preferred stockholders, which are included in interest expense given the liability treatment of the mandatorily redeemable Series C Preferred Stock. Interest expense as a percentage of revenues were 50.16% and 37.89% for the nine months ended September 30, 2023 and 2022, respectively.

Refinancing Costs. For the nine months ended September 30, 2023, we incurred refinancing costs of $0, as compared to $3,620,422 for the nine months ended September 30, 2022, primarily driven by a non-recurring major portfolio refinance on September 1, 2022 through KeyBank National Association and Fannie Mae, which refinanced most of the outstanding debt in our portfolio for a total new principal balance of $62,000,000. We incurred refinancing expense of $3,604,672 in connection with the debt we extinguished including write-off of net unamortized debt issuance costs totaling $2,203,841, prepayment penalties of $1,385,596, and other fees of $15,235.

Net Loss. The factors described above resulted in a net loss of $6,700,024 for the nine months ended September 30, 2023, as compared to $7,299,791 for the nine months ended September 30, 2022, a decrease of $599,767, or 8.22%, predominately driven by a 31.95% increase in total revenues, offset by a 15.14% increase in total expenses.

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, we had unrestricted cash of $1,966,633. Based on our current operating plans, we have sufficient cash and lines of credit available to fund operations, debt service, and preferred equity dividends for at least the next 12 months from the date of filing this report. Starting in March 2024, the holders of shares of Series A Cumulative Convertible Preferred Stock have the right to put the shares to us. We will require additional capital to redeem the shares when and if shares are put to us. We expect to continue to raise capital, explore debt financing and will also continue to opportunistically sell homes and other assets to meet cash needs. We may not be able to raise capital when needed or on attractive terms, which could force us to explore other strategies to fund the redemptions. These factors potentially raise doubt about our ability to continue as a going concern. Our future capital requirements will depend on many factors, including but not limited to:

•
general market conditions;
•
debt and equity market conditions; and
•
timing and the amount of share redemptions.

Proceeds from issuance of Series C Preferred Stock and Series D Preferred Stock and cash held in escrow with our lenders will fund our capital improvement projects and acquisitions. To the extent that funds or appropriate communities are not available, fewer acquisitions and capital improvements will be made.

We have incurred net losses each year since inception and have experienced slightly negative cash flows from operations during the nine months ended September 30, 2023. We are in an acquisitive, growth stage whereby we have doubled the number of home sites in our portfolio of manufactured housing communities over the past two years. We have incurred additional corporate payroll and overhead and interest expense in order to accomplish such growth which has driven losses and used operating cash flow. We acquire communities and invest in physical improvements, implement operational efficiencies to cut costs, work to improve occupancy and collections, and increase rents based on each respective market all to stabilize the acquired communities to their full potential.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(543,040)	$(1,853)
Net cash used in investing activities	(9,733,638)	(8,958,612)
Net cash provided by financing activities	7,076,493	13,769,054
Net increase (decrease) in cash, cash equivalent and restricted cash	(3,200,185)	4,808,589
Cash, cash equivalents and restricted cash at beginning of period	10,405,615	2,106,329
Cash, cash equivalents and restricted cash at end of period	$7,205,430	$6,914,918

Net cash used in operating activities was $543,040 for the nine months ended September 30, 2023, as compared to $1,853 for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the net loss of $6,700,024, offset in part by non-cash depreciation and amortization expense of $3,375,561, an increase in accrued liabilities of $1,135,555 related to the payment of accrued 2022 employee bonuses, guarantee fees and accounting fees, and $1,016,116 related to the amortization of debt discount were the primary drivers of the net cash used in operating activities. For the nine months ended September 30, 2022, the net loss of $7,299,791, offset in part by non-cash depreciation expense of $2,477,642 and write-off of net unamortized debt issuance costs totaling $2,219,591 upon refinance, were primary drivers of the net cash used in operating activities. Additionally, prepayment penalties and other fees of $1,400,831 paid to old lenders upon refinance of the majority of our loans that is included in net loss is added back to net loss to present as a financing activity.

Net cash used in investing activities was $9,733,638 for the nine months ended September 30, 2023, as compared to $8,958,612 for the nine months ended September 30, 2022. Net cash used in investing activities for the nine months ended September 30, 2023 consisted of purchases of investment properties and related intangibles in the amount of $6,528,479 and $613,783, respectively, capital improvements of $3,046,274, and payment of related acquisition costs of $161,716, offset by proceeds received from sale of homes of $449,000, proceeds from home sale deposits of $85,726 and advanced pursuit costs and deposits for potential deals of $81,888. Net cash used in investing activities for the nine months ended September 30, 2022 consisted of purchases of investment properties in the amount of $6,444,135, capital improvements of $1,872,803, payment of related acquisition costs of $471,096 and advanced pursuit costs and deposits for potential deals of $291,742, offset by proceeds received from sale of homes of $121,164.

Net cash provided by financing activities was $7,076,493 for the nine months ended September 30, 2023, as compared to $13,769,054 for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, net cash provided by financing activities consisted primarily of proceeds from issuance of preferred stock of $8,513,170 and proceeds received from the related party lines of credit of $1,353,000, offset by the payment of debt costs and Series C Preferred Stock costs of $1,126,939. For the nine months ended September 30, 2022, net cash provided by financing activities consisted primarily of proceeds received from refinanced notes payable and lines of credit of $66,071,563, proceeds from issuance of preferred stock of $10,253,917, proceeds from related party debt of $4,700,000, offset by repayment of notes payable upon refinance of $52,774,774, repayment of VIE lines of credit upon refinance of $3,085,607, repayment of related party debt of $4,350,000, repayment of notes payable of $506,656, repayment of VIE lines of credit of $147,144, payment of mortgage costs and financing costs recorded as debt discount of $3,956,743, payment of prepayment penalties totaling $1,400,831 to old lenders upon refinance of the majority of loans in our portfolio, preferred stock dividends of $728,355.

Regulation A Offering

On June 11, 2021, we launched a new offering under Regulation A of Section 3(6) of the Securities Act for Tier 2 offerings, pursuant to which we are offering up to 47,000 shares of Series C Preferred Stock at an offering price of $1,000 per share for a maximum offering amount of $47,000,000.

During the nine months ended September 30, 2023, we sold an aggregate of 5,345 shares of Series C Preferred Stock for total proceeds of $5,344,917, net of aggregate redemptions of $326,250. After deducting a placement fee and broker dealer commissions, we received net proceeds of $4,983,279. In addition to the placement fee and broker dealer commissions, we capitalized an additional $43,785 of other issuance costs associated with the offering which, net of amortization expense, offset with the net proceeds on the balance sheet.

Regulation D Offering

On April 10, 2023, we launched a new offering under Regulation D of the Securities Act, pursuant to which we are offering up to 75,000 shares of Series D Preferred Stock at an offering price of $1,000 per share for a maximum offering amount of $75,000,000.

During the nine months ended September 30, 2023, we sold an aggregate of 3,143 shares of Series D Preferred Stock for total gross proceeds of $3,142,774. After deducting a placement fee and broker dealer commissions, we received net proceeds of $2,842,004.

Promissory Notes

We have issued promissory notes payable to lenders related to the acquisition of our manufactured housing communities and mobile homes. The interest rates on outstanding promissory notes range from 4% to 8% with five to 30 years principal amortization. The promissory notes are secured by the real estate assets and 34 loans totaling $86,655,293 are guaranteed by Raymond M. Gee.

As of September 30, 2023 and December 31, 2022, the outstanding principal balance on all third-party promissory notes was $90,604,520 and $79,550,080, respectively. The following are the terms of these notes:

	Maturity Date	Interest Rate	Interest Only Period (Months)	Balance September 30, 2023	Balance December 31, 2022
Pecan Grove MHP LLC(1)(2)	9/1/2032	4.870%	60	$4,489,000	$4,489,000
Azalea MHP LLC(1)(2)	9/1/2032	4.870%	60	1,830,000	1,830,000
Holly Faye MHP LLC(1)(2)	9/1/2032	4.870%	60	1,608,000	1,608,000
Chatham MHP LLC(1)(2)	9/1/2032	4.870%	60	2,263,000	2,263,000
Lakeview MHP LLC(1)(2)	9/1/2032	4.870%	60	3,229,000	3,229,000
B&D MHP LLC(1)(2)	9/1/2032	4.870%	60	2,887,000	2,887,000
Hunt Club MHP LLC(1)(2)	9/1/2032	4.870%	60	2,756,000	2,756,000
Crestview MHP LLC(1)(2)	9/1/2032	4.870%	60	4,625,000	4,625,000
Maple Hills MHP LLC(1)(2)	9/1/2032	4.870%	60	2,570,000	2,570,000
Springlake MHP LLC(1)(2)	9/1/2032	4.870%	60	6,590,000	6,590,000
ARC MHP LLC(1)(2)	9/1/2032	4.870%	60	3,687,000	3,687,000
Countryside MHP LLC(1)(2)	9/1/2032	4.870%	60	4,343,000	4,343,000
Evergreen MHP LLC (1)(2)	9/1/2032	4.870%	60	2,604,000	2,604,000
Golden Isles MHP LLC(1)(2)	9/1/2032	4.870%	60	1,987,000	1,987,000
Anderson MHP LLC(1)(2)	9/1/2032	4.870%	60	5,118,000	5,118,000
Capital View MHP LLC(1)(2)	9/1/2032	4.870%	60	829,000	829,000
Hidden Oaks MHP LLC(1)(2)	9/1/2032	4.870%	60	764,000	764,000
North Raleigh MHP LLC(1)(2)	9/1/2032	4.870%	60	5,279,000	5,279,000
Charlotte 3 Park MHP LLC (Dixie) (1)(2)(3)	9/1/2032	4.870%	60	485,000	485,000
Charlotte 3 Park MHP LLC (Driftwood) (1)(2)	9/1/2032	4.870%	60	274,000	274,000
Carolinas 4 MHP LLC (Asheboro) (1)(2)	9/1/2032	4.870%	60	1,374,000	1,374,000
Carolinas 4 MHP LLC (Morganton) (1)(2)	9/1/2032	4.870%	60	1,352,000	1,352,000
Sunnyland MHP LLC(1)(2)	9/1/2032	4.870%	60	1,057,000	1,057,000
Warrenville MHP LLC(1)	3/10/2027	5.590%	36	1,218,870	1,218,870
Spaulding MHP LLC	7/22/2043	WSJ Prime + 1%	12	1,600,000	1,600,000
Solid Rock MHP LLC	6/30/2032	5.000%	12	914,151	925,000
Red Fox MHP LLC	8/1/2032	5.250%	24	2,250,000	2,250,000
Statesville MHP LLC – land(1)	9/13/2025	SOFR + 2.35%	36	1,519,925	1,519,925
Timberview MHP LLC – land(1)	9/13/2025	SOFR + 2.35%	36	1,418,075	1,418,075
Northview MHP LLC - land (Seller Finance)	9/15/2027	6.000%	60	792,654	792,654
Statesville, Northview, Timberview MHP LLC - homes (Seller Finance)	9/15/2027	6.000%	60	407,345	407,345
Glynn Acres MHP LLC	11/1/2042	6.000%	0	880,228	898,052
Wake Forest MHP LLC (Cooley’s Country road)(1)	12/10/2027	7.390%	36	3,038,914	3,038,914
Mobile Cottage MHP LLC	12/20/2027	5.000%	30	400,000	400,000
Gvest Finance LLC (B&D homes)	5/1/2024	5.000%	—	587,922	614,809
Gvest Finance LLC (Golden Isles homes)	3/31/2031	4.000%	120	684,220	684,220
Warrenville Gvest Homes LLC(1)	3/10/2027	5.590%	36	1,221,130	1,221,130
Gvest Wake Forest 2 Homes LLC (Cooley’s, Country Road home)(1)	12/10/2027	7.390%	36	561,086	561,086
Merritt Place MHP LLC	1/25/2024	WSJ Prime + 1%	12	1,680,000	—
Country Aire MHP LLC(1)	9/13/2025	SOFR + 2.35%	36	3,500,000	—
Palm Shadows MHP LLC(4)	4/12/2033	7.030%	12	5,930,000	—
Total Notes Payable				$90,604,520	$79,550,080
Discount Direct Lender Fees				(3,656,874)	(3,666,214)
Total Net of Discount				$86,947,646	$75,883,866

(1) The notes indicated above are subject to certain financial covenants.

(2) On September 1, 2022, we, through our wholly owned subsidiaries, entered into 23 loan agreements with KeyBank National Association (“KeyBank”) and Fannie Mae for a total principal balance of $62,000,000. The loan proceeds were primarily used to pay off third party notes and line of credit with various other lenders totaling approximately $54,000,000, promissory note issued to Metrolina Loan Holdings, LLC for $1,500,000 and a revolving promissory Note issued to Gvest Real Estates Capital LLC for $2,000,000. KeyBank withheld approximately $4,000,000 in escrow for planned capital projects to improve the financed communities which is included in restricted cash. We may prepay the notes in part or in full subject to prepayment penalties if repaid before May 31, 2032, and without penalty if repaid on or subsequent to that date. The loans are secured by the real estate, which predominately excludes mobile homes, and are guaranteed by us and Raymond M. Gee. We capitalized $2,842,213 of debt issuance costs in connection with this refinancing including a $1,000,000 accrued guaranty fee owed to Raymond M. Gee to be paid at a later date.

(3) We repaid the Charlotte 3 Park MHP LLC note payable of $1,500,000 on March 1, 2022, and recognized refinancing cost expense totaling $15,751. This community was refinanced on April 14, 2022, with a different lender and the Company capitalized $258,023 of debt issuance costs related to the new note.

(4) The Palm Shadows MHP LLC note contains a future earn out funding option, which allows the Company to draw down on an additional $1,420,000 non-revolving straight line of credit within the first 24 months of the term assuming certain debt coverage ratios are achieved. As of September 30, 2023, the Company has not exercised this option.

Lines of Credit – Variable Interest Entities

Facility	Borrower	Community	Maturity Date	Interest Rate	Maximum Credit Limit	Balance September 30, 2023	Balance December 31, 2022
Occupied Home Facility(1)	Gvest Homes I LLC	ARC, Crestview, Maple, Countryside	01/01/30	8.375%	$20,000,000	$3,653,669	$2,424,896
Multi-Community Rental Home Facility	Gvest Finance LLC	ARC, Golden Isles, Springlake,	Various (2)	Greater of 3.25% or Prime, + 375 bps	$5,000,000	$2,470,655	$2,561,380
Multi-Community Floorplan Home Facility	Gvest Finance LLC	Golden Isles, Springlake, Sunnyland, Crestview, Meadowbrook	Various (2)	LIBOR + 6 – 8% based on days outstanding	$4,000,000	$1,422,253	$1,383,043
Total Lines of Credit - VIEs						$7,546,577	$6,369,319
Discount Direct Lender Fees						$(201,844)	$(160,372)
Total Net of Discount						$7,344,733	$6,208,947

(1) During the nine months ended September 30, 2023, Gvest Homes I LLC drew down $1,353,000 related to the Occupied Home Facility.

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

Gvest Revolving Promissory Note

On December 27, 2021, we issued a revolving promissory note to Gvest Real Estate Capital, LLC, an entity whose sole owner is Raymond M. Gee, our chairman and chief executive officer, pursuant to which we may borrow up to $2,000,000 on a revolving basis for working capital or acquisition purposes. On September 9, 2022, we paid off the full balance with proceeds from the KeyBank portfolio refinance. This note had a five-year term and was interest-only based on a 15% annual rate through the maturity date and was unsecured. As of September 30, 2023 and December 31, 2022, there was no outstanding balance on this note. During the three and nine months ended September 30, 2022, interest expense recognized was $59,167 and $87,542, respectively.

NAV Real Estate LLC Promissory Note

On June 29, 2022, we issued a revolving promissory note to NAV RE, LLC, an entity whose owners are Adam Martin, our chief investment officer, and his spouse, pursuant to which we may borrow up to $2,000,000 on a revolving basis for working capital or acquisition purposes. On the same date, we borrowed $2,000,000. As of September 30, 2023 and December 31, 2022, the outstanding principal balance on this note was $2,000,000. This note has a five-year term and is interest-only based on a 15% annual rate through the maturity date and is unsecured. During the three and nine months ended September 30, 2023, interest expense recognized was $76,667 and $228,333, respectively. During the three and nine months ended September 30, 2022, interest expense totaled $76,667 and $77,500, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no off-balance sheet arrangements.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2023. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our

Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and further referenced below, which, due to employee turnover, we are still in the process of remediating as of September 30, 2023, our disclosure controls and procedures were not effective.

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023, our management identified the following material weaknesses:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of the 2023 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended September 30, 2023 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter, except as follows:

On August 21, 2023, the Company completed an additional closing of the Regulation D offering, pursuant to which the Company sold an aggregate of 360 shares of Series D Preferred Stock for total gross proceeds of $360,000. After deducting the placement fee and broker dealer commissions, the Company received net proceeds of approximately $327,600.

On September 5, 2023, the Company completed an additional closing of the Regulation D offering, pursuant to which the Company sold an aggregate of 360 shares of Series D Preferred Stock for total gross proceeds of $360,000. After deducting the placement fee and broker dealer commissions, the Company received net proceeds of approximately $327,600.

On September 19, 2023, the Company completed an additional closing of the Regulation D offering, pursuant to which the Company sold an aggregate of 109 shares of Series D Preferred Stock for total gross proceeds of $109,140. After deducting the placement fee and broker dealer commissions, the Company received net proceeds of approximately $103,540.

On October 3, 2023, the Company completed an additional closing of the Regulation D offering, pursuant to which the Company sold an aggregate of 140 shares of Series D Preferred Stock for total gross proceeds of $140,000. After deducting the placement fee and broker dealer commissions, the Company received net proceeds of approximately $127,400.

On October 17, 2023, the Company completed an additional closing of the Regulation D offering, pursuant to which the Company sold an aggregate of 140 shares of Series D Preferred Stock for total gross proceeds of $139,785. After deducting the placement fee and broker dealer commissions, the Company received net proceeds of approximately $137,185.

On October 31, 2023, the Company completed an additional closing of the Regulation D offering, pursuant to which the Company sold an aggregate of 70 shares of Series D Preferred Stock for total gross proceeds of $70,000. After deducting the placement fee and broker dealer commissions, the Company received net proceeds of approximately $63,700.

On November 7, 2023, the Company completed an additional closing of the Regulation D offering, pursuant to which the Company sold an aggregate of 221 shares of Series D Preferred Stock for total gross proceeds of $221,000. After deducting the placement fee and broker dealer commissions, the Company received net proceeds of approximately $207,661.

During the three months ended September 30, 2023, we did not repurchase any shares of our common stock.

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

Date: November 13, 2023	MANUFACTURED HOUSING PROPERTIES INC.

/s/ Raymond M. Gee
	Name:	Raymond M. Gee
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)